Form 10QSB
period 2001-03-31
TEN STIX INC
filed 2001-09-05
CIK 1075993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from       to
                                   -------  -------

                         Commission file number 0-32375

                                  TEN STIX INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           COLORADO                                               84-1351184
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation of organization)                              Identification No.)

                              3101 Riverside Drive
                          Idaho Springs, Colorado 80452
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (303) 567-0163
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X         No
            -----         -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of August 31, 2001
------                                      ---------------------------------
Common Stock, $0.001 par value                          17,649,288

Transitional Small Business Disclosure Format (check one)

         Yes            No  X
            -----         -----

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                                 TEN STIX INC.
                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2001

                                    CONTENTS

                                                                            Page
                                                                            ----

BALANCE SHEETS                                                               3

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT                                   4

STATEMENTS OF CASH FLOWS                                                     5

NOTES TO FINANCIAL STATEMENTS                                                6

                                 Ten Stix, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 March 31, 2001


     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $    --
                                                                      ---------

         Total current assets                                              --
                                                                      ---------

LONG-TERM ASSETS
     Equipment                                                            3,912
     Patent/Copyright                                                    37,954
                                                                      ---------
                                                                         41,866
     Less accumulated depreciation/amortization                          (8,790)
                                                                      ---------
                                                                         33,076

         TOTAL ASSETS                                                 $  33,076
                                                                      =========


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Overdraft                                                              591
     Accounts payable                                                     9,808
                                                                      ---------

         Total current liabilities                                       10,399

STOCKHOLDERS' EQUITY
     Preferred A stock, convertible to 500 common each
         fully voting as if converted, $.001 par value
         100,000 shares authorized; no shares
         issued and outstanding                                            --
     Common stock, $0.001 par value; 500,000,000
         shares authorized; 17,649,288 shares
         issued and outstanding                                          17,649
     Additional paid-in capital                                         683,538
     Deficit accumulated during the development
         stage                                                         (678,510)
                                                                      ---------

                                                                         22,677

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  33,076
                                                                      =========


    The accompanying notes are an integral part of the financial statements


                                      Ten Stix, Inc.
                              (A Development Stage Company)
                        STATEMENTS OF LOSS AND ACCUMULATED DEFICIT


                                          For the period
                                          from inception   For the three   For the three
                                          (March 2, 1999)   months ended    months ended
                                            to March 31,      March 31,       March 31,
                                                2001            2001            2000
                                            ------------    ------------    ------------
REVENUES
     Fees from games                        $     37,367    $       --      $       --
                                            ------------    ------------    ------------

EXPENSES
     Advertising                                     188            --               188
     Amortization                                  6,105             558             494
     Capital solicitation costs                  530,007            --              --
     Contract labor                                3,187            --              --
     Depreciation                                  2,685             196             175
     Insurance                                       959            --              --
     Interest expense                              4,711            --              --
     Legal and accounting                         40,606           1,424           2,076
     Office expense                                3,713              79              99
     Rent                                          1,660            --              --
     Samples                                       5,038             705            --
     Salaries - product development               59,063           2,813           2,813
     Salaries - marketing                         19,687             937             937
     Show fees                                     6,198            --              --
     1996 and prior startup costs                 19,287            --              --
     Taxes and licenses                              860             275              25
     Travel                                       10,648           2,941            --
     Utilities                                       275            --              --
                                            ------------    ------------    ------------

         Total expenses                          714,877           9,928           6,807
                                            ------------    ------------    ------------

NET LOSS                                        (677,510)         (9,928)         (6,807)

Accumulated deficit
     Balance, beginning of period                   --          (668,582)       (610,695)
     Treasury stock acquired at a premium         (1,000)           --              --
                                            ------------    ------------    ------------

     Balance, end of period                 $   (678,510)   $   (678,510)   $   (617,502)
                                            ============    ============    ============

NET LOSS PER SHARE - BASIC                  $      (0.04)   $       (NIL)   $       (NIL)
                                            ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                     16,193,011      17,645,815      17,436,578
                                            ============    ============    ============


         The accompanying notes are an integral part of the financial statements

                                            4


                                            Ten Stix, Inc.
                                     (A Development Stage Company)
                                       STATEMENTS OF CASH FLOWS
                For the period from inception (January 10, 1996) to December 31, 2000



                                                    For the period
                                                    from inception    For the three     For the three
                                                    (March 2, 1999)    months ended      months ended
                                                      to March 31,       March 31,         March 31,
                                                          2001              2001              2000
                                                       ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(678,760)        $  (9,928)        $  (6,807)
Adjustments to reconcile net loss to net cash flows
     from operating activities:
         Amortization                                      6,105               558               494
         Depreciation                                      2,685               196               175
         Services provided at no charge                   78,750             3,750             3,750
         Increase (decrease) in accounts payable           9,808            (3,790)            2,201
         Increase (decrease) in overdraft                    591               591            (2,143)
         Issuance of common stock for services           527,660              --                --
                                                       ---------         ---------         ---------

            Net cash flows from operating activities     (53,161)           (8,623)           (2,330)

CASH FLOWS FROM INVESTING ACTIVITIES
     Equipment purchases                                  (3,912)             --                --
     Patent costs accumulated                            (37,954)             --                --
                                                       ---------         ---------         ---------

            Net cash flows from investing activities     (41,866)             --                --

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                             95,462             3,300             2,400
     Issuance of preferred stock                           4,965              --                --
     Repurchase of common shares                         (10,400)             --                --
     Loans from shareholders                               5,000              --                --
                                                       ---------         ---------         ---------

            Net cash flows from financing activities      95,027             3,300             2,400
                                                       ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                   --              (5,323)               70

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                    --               5,323              --
                                                       ---------         ---------         ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                     $    --           $    --           $      70
                                                       =========         =========         =========


               The accompanying notes are an integral part of the financial statements

                                                   5

                                 Ten Stix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001



1.   Management's Representation of Interim Financial Information
     ------------------------------------------------------------
     The accompanying financial statements have been prepared by Ten Stix, Inc. without audit pursuant to rules and regulations of the U. S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2000.



     Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Since inception, Ten Stix Inc. (the "Company") has focused primarily on the research, development and design of its products, and generated minimal revenues. Since inception, the Company has incurred approximately $61,875 relating to research and development expenses. During prior fiscal years, the principals of the Company invested personal funds and arranged for loans and/or lines of credit from private lenders to support the business operations of the Company.

     Management of the Company believes that future sales of Ten Stix 21 and related products to the casinos in the State of Colorado will be an important line of business for the Company for the next several years, however, management intends to pursue the marketplaces of several other primary states. It is anticipated that the Company will derive its revenues principally from the marketing and sale of Ten Stix 21 and other related products to casinos generally located in the States of California, Colorado, Kansas, New Mexico, Nevada, South Dakota and Wisconsin. Management anticipates that Ten Stix 21 will be leased for approximately $600.00 per month or sold for approximately $5,000.00 plus a royalty fee to casinos. Management anticipates that Shotgun 21 will be leased for approximately $800.00 per month or sold for approximately $10,000 plus a royalty fee to casinos. Management further anticipates that the marketing and sale of the products pursuant to the distributorship agreements will result in revenues during fiscal year 2001.

     During fiscal year ended December 31, 2000, the Company did not generate any revenues; during fiscal year ended December 31, 1999, the Company generated $1,176 in gross revenues. During fiscal year 1999, the Company received revenues from the lease of one of its products, Hold'em 88, to casinos located in Colorado. However, changes in Colorado's rules and regulations during 1999 pertaining to the gaming industry resulted in the legalization of many other different types of games. Thus, since Hold'em 88 had originally been designed in accordance with Colorado's prior rules and regulations, it had a distinct market disadvantage when the other gaming products were legalized. Hold'em 88 was replaced by other gaming products in casinos in Colorado. Therefore, the Company did not generate any revenues from the lease or sale of its products during fiscal year 2000, but focused on the design and development of its other gaming products.

THE PRO SHUFFLE

     On approximately May 1, 2001, the Company and Summit International Group, Inc., a Colorado corporation ("Summit") entered into an asset purchase agreement (the "Asset Purchase Agreement"). Under the terms of the Asset Purchase Agreement, the Company acquired from Summit (i) all of Summit's right, title and interest to U.S. Patent No. 5,718,427 regarding a card shuffling device marketed by Summit under the name "Pro Shuffle"; (ii) all Pro Shuffle devices, parts, inventory and equipment related to the manufacturing and assembly of the Pro Shuffle; (iii) all contracts related to the Pro Shuffle; (iv) all accounts receivable arising out of the sale or lease of the Pro Shuffle; (v) two promissory notes made by Mr. Tony Cranford, one payable to Summit in the approximate amount of $2,500.00 and one payable to Phil Lacerte in the approximate amount of $6,000.00; (vi) two Blackjack tables located in Las Vegas, Nevada; and (vii) all other business assets located in Colorado. Under the terms of the Asset Purchase Agreement, the Company assumed (i) a liability owed by Summit to Xpectra in the approximate amount of $110,000.00 related to fifty updated Pro Shuffle devices and parts; and (ii) two liabilities owed by Summit to Jerry Delferro and Dick Stewart in the approximate amount of $3,000.00, respectively. Pursuant to further terms of the Asset Purchase Agreement, the Company agreed to (i) pay the amount of $300,000.00 to Summit as evidenced by the execution of two promissory notes, one payable to Summit in the amount of $220,000.00 and the other payable to Michael Humecki in the amount of $80,000.00; and (ii) surrender to Summit all of the shares of common stock of Summit held of record by Mr. Sawyer and Mr. Cranford, respectively (an approximate 10% equity interest each). See " - Material Commitments/Funding".

     As of May 2001, the marketing and sale of the Pro Shuffle generates approximately $5,600 in monthly revenue; however, the Company pays $2,800 monthly in accordance with the terms of the above-described notes.

RESULTS OF OPERATION

     Three-Month Period Ended March 31, 2001 Compared to Three-Month Period Ended March 31, 2000

     The Company's net losses for the three-month period ended March 31, 2001 were approximately $9,928 compared to a net loss of approximately $6,807 for the three-month period ended March 31, 2000 (an increase of $3,121 or 46%). During the three-month periods ended March 31, 2001 and March 31, 2000, the Company did not generate any revenues. The lack of generated revenues resulted primarily from insufficient capital necessary to fund operational expenses, thus adversely affecting the marketing and distribution of the Company's gaming product, and the recent change in Colorado gaming laws which legalized newer games, thus diminishing the market for Hold'em 88.

     During the three-month period ended March 31, 2001, the Company recorded operating expenses of $9,928 compared to $6,807 of operating expenses recorded in the same period for 2000. Operating expenses for each three-month period include $2,813, which represents management's estimate of the value of services rendered during such three-month period at no charge to the Company. The increase in operational expenses during the three-month period ended March 31, 2001 was primarily due to an increase in travel expenses of $2,941 relating to the market of the Company's gaming products.

     As discussed above, the increase in net loss during the three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000 is attributable primarily to a substantial increase in travel expenses. The Company's net earnings (losses) during the three-month period ended March 31, 2001 were approximately ($9,928) or ($nil) per common share compared to a net loss of approximately ($6,807) or ($nil) per common share (an increase of $1,121 or 46%) during the three-month period ended March 31, 2001. The weighted average of common shares outstanding were 17,645,815 for the three-month period ended March 31, 2001 compared to 17,436,578 for the three-month period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is currently experiencing a severe liquidity crisis and must raise additional capital. Further, the Company has not generated sufficient cash flow to fund its operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management intends to raise additional capital through further public or private offerings of its stock and through bank loans or loans from private investors, although there can be no assurance that the Company will be able to obtain such financing. The Company's future success and viability are entirely dependent upon the Company's ability to raise additional capital. Management is optimistic that the Company will be successful in its capital raising efforts; however, there can be no assurance that the Company will be successful in raising additional capital. The failure to raise additional capital will have a material and adverse affect upon the Company and its shareholders. The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operations.

     Three-Month Period Ended March 31, 2001

     As of March 31, 2001, the Company's current assets were $ -0- and its current liabilities were $10,399, which resulted in a working capital deficit of $10,399. As of March 31, 2001, the Company's total assets were $33,076 consisting primarily of valuation of the patent/copyright of the Company's product Ten Stix 21 and certain office equipment. As of March 31, 2001, the Company's total liabilities were $10,399 consisting primarily of accounts payable. As of March 31, 2001, the Company's total assets exceeded total liabilities by $22,677.

     Stockholders' equity increased from $25,555 for fiscal year ended December 31, 2000 to $33,076 for the three-month period ended March 31, 2001.

     For the three-month period ended March 31, 2001, the net cash used for operating activities was $8,623 compared to net cash used for operating activities of $2,330 for the three-month period ended March 31, 2000 (an increase of $6,293). As discussed above, the increase was primarily comprised of a net loss of $9,928 for the three-month period ended March 31, 2001 compared to a net loss of $6,807 for the three-month period ended March 31, 2000 (an increase of $3,121).

     During both three-month periods ended March 31, 2001 and 2000, respectively, the Company did not realize any cash flows from investing activities relating to capital expenditures.

     The Company increased its net cash from financing activities for the three-month period ended March 31, 2001 to $3,300 compared to $2,400 for the three-month period ended March 31, 2000. The major component primarily consisted of the issuance of the Company's common stock.

MATERIAL COMMITMENTS/FUNDING

Material Commitments

     Cranford Assignment Agreement

     A significant and estimated material commitment for the Company for fiscal year 2001 is the amounts due and owing under an assignment agreement with Mr. Tony Cranford dated January 19, 2001 (the "Cranford Assignment Agreement"). Pursuant to the Cranford Assignment Agreement, Mr. Cranford assigned all of his right, title and interest in Bet the House, including his rights to the provisional patent application no. 60/240.091, to the Company. In accordance with the terms and provisions of the Cranford Assignment Agreement, the Company agreed to pay Mr. Cranford (i) for a period of six months a monthly royalty fee of $175.00 for each Bet the House game that the Company leases to a third party during the six month period; and (ii) an aggregate purchase price of either (a) an amount to be calculated by multiplying the average monthly gross revenues generated by the Company for each Bet the House game leased during the six month period by three, or (b) $30,000, whichever is greater. The terms of Cranford Assignment Agreement further provide that such aggregate purchase price may be paid by the Company to Mr. Cranford on a monthly basis or in one aggregate payment, with such aggregate purchase price to be paid in full no later than March 31, 2002.

     Asset Purchase Agreement

     A significant and estimated material commitment for the Company for fiscal year 2001 is the amount of $300,000.00 due and owing under the terms of the Asset Purchase Agreement. Pursuant to the terms of the Asset Purchase Agreement, the Company agreed to pay the amount of $300,000.00, as evidenced by the execution of two promissory notes.

     The first promissory note dated May 1, 2001 is in the amount of $80,000.00 and is payable to Michael Humecki (the "Humecki Promissory Note"). The terms of the Humecki Promissory Note require the Company to make payments as follows: (i) on the 15th of each month commencing June 15, 2001, the greater of either (a) 50% of gross revenues collected during the prior month from the lease or sale by the Company of any of the assets acquired by the Company pursuant to the Asset Purchase Agreement (including the Pro Shuffle) or (b) $2,000.00; (ii) on the 15th of the month after the receipt of 25% of aggregate gross funds raised by the Company at any time on or after May 1, 2001 pursuant to any private or public offering of its securities (but such 25% shall not be paid on the first $100,000 of funds so raised by the Company); and (iii) interest at the rate of 8% per annum commencing May 1, 2002 on any portion of the $80,000 outstanding on the first of each month payable monthly.

     The second promissory note dated May 1, 2001 is in the amount of $220,000.00 and is payable to Summit International Group, Inc. (the "Summit Promissory Note"). The terms of the Summit Promissory Note require the Company to make payments to Summit after payment in full is made by the Company of the Humecki Promissory Note as follows: (i) on the 15th of each month commencing after the Humecki Promissory Note, the greater of either (a) 50% of gross revenues collected during the prior month from the lease or sale by the Company of any of the assets acquired by the Company pursuant to the Asset Purchase Agreement (including the Pro Shuffle) or (b) $2,000.00; (ii) on the 15th of the month after the receipt of 25% of aggregate gross funds raised by the Company at any time on or after May 1, 2001 pursuant to any private or public offering of its securities (but such 25% shall not be paid on the first $100,000 of funds so raised by the Company and not until after payment in full of the Humecki Promissory Note); and (iii) interest at the rate of 8% per annum commencing May 1, 2004 on any portion of the $220,000.00 outstanding on the first of each month payable monthly.

     A significant and estimated material commitment for the Company for the year 2001 is the amount due and owing of approximately $110,000.00 to Xpectra (the "Xpectra Liability"), which was assumed by the Company pursuant to the terms of the Asset Purchase Agreement. According to the terms of a letter dated May 9, 2001 from the Company to Xpectra, the Company acknowledged the valuation of $110,174.98 relating to Pro Shuffle units, parts, tools and drawings held by Xpectra and Xpectra agreed to take at least a 30% reduction on such items for a complete buyout by the Company. The Company further agreed to purchase parts of the inventory separately at prices listed on an inventory list in order to reestablish the Pro Shuffle product and complete the total acquisition by the Company of all inventory.

Funding

     During September 2000, the Company completed an offering in which it raised $61,172 pursuant to which it sold 244,688 shares of Common Stock at $0.25 per share. During December 2000, the Company completed an offering in which it raised $7,000 pursuant to which it sold 14,000 shares of Common Stock at $0.50 per share. The securities were not registered under the Securities Act and were therefore being offered pursuant to an exemption from registration provided by
Section 4(2) and Regulation D, Rule 504, of the Securities Act. During fiscal years ended December 31, 1999 and 2000, management used approximately all of the proceeds received for the Company's capital requirements of $69,000, which consisted primarily of advertising and travel expenses and legal and accounting fees.

     Based upon a twelve-month plan proposed by management, it is anticipated that such a work plan would require approximately $230,000 of additional financing designed to fund the general business operations. As of the date of this Quarterly Report, the Company does not have any material commitments other than those described above nor does management anticipate any further material commitments within the next twelve months. It is anticipated that any expenditures to be incurred by the Company will be operational. Management anticipates that a substantial portion of the initial budget of $230,000 for the twelve-month work plan, which includes such expenditures, will be funded pursuant to public or private offerings, including private placement offerings under Regulation S and/or Regulation D, Rule 506, of its debt or equity securities and future advancements. The Company may not be able to raise such funds and, therefore, the successful marketing of its products may not be accomplished.

     From the date of this Quarterly Report, management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to obtain advances from certain investors and related parties. In the event the Company is unable to obtain advances from certain investors and related parties, management believes that the Company can satisfy its cash requirements for approximately the next three months from its liquid assets.

     As of the date of this Quarterly Report, the Company has generated little revenue from operations, has a working capital deficit and a stockholder's deficit. Therefore, the Company has been deemed a "going concern" by its independent auditors, Comiskey & Company, P.C., as noted in the financial statements attached hereto. There is substantial doubt that the Company will be able to retain its status as a "going concern", that is assumption of the continuity of operations of the Company in the absence of evidence to the contrary. Management believes that it can maintain its status as a "going concern" based on its ability to raise funds pursuant to future public and private offerings and to obtain advances and minimize operating expenses by not duplicating expenses or incurring needless expenses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During 1997, Progressive Games, Inc. ("Progressive") believed that the Company was infringing upon certain of its products by virtue of the design, manufacture and marketing of the Company's Ten Stix 21 and Shotgun 21 gaming products. Therefore, on approximately November 20, 1997, Civil Action 97-WI-2689-CB, Progressive Games, Inc. v. Amusements Extra, Ten Stix, et. al., was filed in the Federal District Court in Denver, Colorado. This was a patent infringement against the Company alleging certain of the Company's products/games infringed upon Progressive's patents. Subsequently, Mikohn Corporation ("Mikohn") purchased Progressive and became a party to the lawsuit.

     The Company and Mikohn, BCD Mecanique Ltd. ("BCD"), DEQ Casinos, Ltd. ("DEQ") and Amusements "Extra" Inc. ("AEI") entered into a memorandum of agreement dated July 5, 1997 (the "Memorandum Agreement") whereby (i) BCD waived all of its rights and possible recourse against the Company regarding any possible patent infringement of BCD's inventions through the manufacture, use, operation, sale and/or lease by the Company of the Ten Stix 21 and Shotgun 21 gaming products, (ii) BCD agreed to allow the Company to continue to manufacture, use, operate, sell and/or lease the Company's products, (iii) the Company granted to BCD, DEQ and AEI a world-wide, non-exclusive, royalty-free license right to make, operate, use, manufacture, distribute and sell products encompassing the Company's inventions in any of BCD's present or future products, and (iv) DEQ generally agreed to manufacture the electronic systems for the Company to be used in the Ten Stix 21 and Shotgun 21 gaming products.

     The Company was not required to purchase a minimum number of electronic systems from DEQ nor was the Company required to purchase other components from DEQ. Under the terms of the Memorandum Agreement, in the event the Company breached certain provisions and failed to remedy within 30 days from receipt of notice, BCD had the right to terminate the Memorandum Agreement and any and all rights granted thereunder to the Company. Management of the Company deemed the Memorandum Agreement important because it immediately allowed the Company to continue to develop the games at issue and eliminated the uncertainty and cost of prolonged litigation.

     The parties agreed that if the other defendants involved in the lawsuit were successful in the suit, the license contained in the Memorandum Agreement would be null and void. In the event the lawsuit was settled between the parties, the Company would have to be a party to the settlement and the Company would be allowed to terminate the license agreement.

     On September 25, 1998, the Federal District Court entered a consent decree stating that Progressive owned all of the right, title and interest in and to certain patents and that unless authorized by Progressive, the Company was permanently enjoined from making, using, selling, leasing or offering the Shotgun 21 game or the Hold'em 88 game, with certain qualifications. The Company was dismissed from the case and had no further liability in the case.

     Therefore, based upon settlement of the lawsuit, on September 23, 1998, the Company and BCD entered into a letter of understanding which modified the Memorandum Agreement whereby (i) the Company assigned to BCD ownership of its rights in the "continuation-in-part" under the Patent Application relating to its lighting invention in all countries except for the United States of America,
(ii) the Company would remain the owner of all other patent rights with respect to all aspects of the invention as claimed in the continuation-in-part to the Patent Application; (iii) BCD granted to the Company the right to use in Ten Stix 21 any such features contained in the Patent Application, (iv) in the event Ten Stix 21 is not in the format described in the Memorandum Agreement, the Company agreed to pay BCD a royalty fee of $175.00 per table for use of such features, and (v) the Company agreed that BCD, DEQ and AEI shall have the right to use the Company's inventions as described in the Memorandum Agreement along with any improvements and/or additions to those reserved patent rights.

     The Company had filed a patent application with the United States Department of Commerce, Patent and Trademark Office for patent protection of its "lighting" invention (the "Patent Application"). If granted, the Company thereafter would need to file numerous international patent applications in countries around the world in which the Company wanted protection of its inventions. Therefore, because of the associated expenses, the Company agreed to assign its ownership rights in the "continuation-in-part" under the Patent Application relating to the "lighting invention" to allow BCD to allow BCD to file for such international patents, excluding the United States, that relate to the "lighting" protection. The parties agreed that if the Company does not first receive the U.S. lighting patent and BCD does receive such patent protection from the U.S., BCD would allow the Company to have exclusive rights to such lighting patent in the United States.

     As of the date of this Quarterly Report, the lawsuit has been settled, the Company has been released from all of its duties and obligations under the license agreement and the underlying license is null and void.

     Management is not aware of any other legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 23, 2001, Messrs. Sawyer and Cranford elected to convert their respective shares of Preferred Stock into shares of Common Stock. The Company issued 7,600,000 shares of Common Stock to Mr. Sawyer and Mr. Cranford, respectively. The securities were issued in reliance upon an exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the Securities Act. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the conversion of the securities.

     During the first quarter of fiscal year 2001 (prior to April 6, 2001), the Company issued 16,800 shares of its Common Stock at $0.50 per share for an aggregate consideration of $8,400. The Company issued shares of Common Stock to seven investors, none of which were accredited investors as that term is defined under Regulation D. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 504, of the Securities Act. The investors each executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transactions, and no commissions or other remuneration were paid in connection with the offers and sales of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     No report required.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TEN STIX INC.

Dated: September 3, 2001                        By: /s/ Thomas E. Sawyer
                                                -----------------------
                                                Thomas E. Sawyer, President