Form 10QSB
period 2001-06-30
TEN STIX INC
filed 2001-09-05
CIK 1075993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

                         Commission file number 0-32323

                                  TEN STIX INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                               84-1351184
           --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

                              3101 Riverside Drive
                          Idaho Springs, Colorado 80452
                         -------------------------------
                    (Address of Principal Executive Offices)

                                 (303) 567-0163
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of August 31, 2001
------                                      -------------------------------
Common Stock, $0.001 par value                          17,659,488

Transitional Small Business Disclosure Format (check one)

         Yes              No      X

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-----------------------------


                                 TEN STIX INC.
                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2001



                                                                            Page
                                                                            ----

Balance Sheets                                                               3

Statements of Operations                                                     4

Statement of Stockholders' Equity

Statements of Cash Flows                                                     5

Notes to Financial Statements                                                6

                                 Ten Stix, Inc.

                          (A Development Stage Company)
                                 BALANCE SHEET
                                 June 30, 2001


     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $     673
                                                                      ---------

         Total current assets                                               673
                                                                      ---------

PROPERTY AND EQUIPMENT
     Equipment                                                          204,456
         Less accumulated depreciation                                  (12,908)
                                                                      ---------
                                                                        191,548

OTHER ASSETS
     Note receivable - shareholder                                        8,500
     Patent/Copyright (net)                                              69,761
                                                                      ---------
                                                                         78,261

         TOTAL ASSETS                                                 $ 270,482
                                                                      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                     9,808
                                                                      ---------

         Total current liabilities                                        9,808

LONG-TERM LIABILITIES
     Notes payable - net of discount                                    246,622
                                                                      ---------

         Total long-term liabilities                                    246,622
                                                                      ---------

         TOTAL LIABILITIES                                              256,430
                                                                      ---------

STOCKHOLDERS' EQUITY
     Preferred A stock, $0.001 par value;
         100,000 shares authorized; no shares
         issued and outstanding                                            --
     Common stock, $0.001 par value; 500,000,000
         shares authorized; 17,659,488 shares
         issued and outstanding                                          17,659
     Additional paid-in capital                                         692,378
     Deficit accumulated during the development
         stage                                                         (695,985)
                                                                      ---------

                                                                         14,052

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 270,482
                                                                      =========


    The accompanying notes are an integral part of the financial statements.



                                                         Ten Stix, Inc.

                                                  (A Development Stage Company)
                                           STATEMENTS OF LOSS AND ACCUMULATED DEFICIT



                                          For the period       For the           For the           For the           For the
                                          from inception     three months      three months       six months        six months
                                        (January 10, 1996)      ended              ended            ended             ended
                                            to June 30,        June 30,           June 30,         June 30,          June 30,
                                               2001              2001              2000              2001              2000
                                           ------------      ------------      ------------      ------------      ------------
REVENUES
    Fees from games                        $     37,367      $       --        $       --        $       --        $       --
    Leases                                       11,200            11,200              --              11,200
    Other income                                    250               250              --                 250              --
                                           ------------      ------------      ------------      ------------      ------------

       Total revenue                             48,817            11,450              --              11,450              --
                                           ------------      ------------      ------------      ------------      ------------


EXPENSES
    Advertising                                     884               696              --                 696               188
    Amortization                                  7,865             1,759               494             2,318               988
    Consulting fees                             530,007              --               2,500              --               2,500
    Contract labor                                3,187              --                --                --                --
    Depreciation                                 12,907            10,223               175            10,418               350
    Insurance                                       959              --                --                --                --
    Interest expense                              8,218             3,507              --               3,507              --
    Legal and accounting                         45,848             5,242               500             6,666             2,576
    Office expense                                4,342               629                21               708               120
    Rent                                          1,660              --                --                --                --
    Samples                                       5,038              --                --                 705              --
    Salaries - product development               61,875             2,813             2,813             5,625             5,625
    Salaries - marketing                         20,625               937               937             1,875             1,875
    Show fees                                     6,198              --                --                --                --
    1996 and prior startup costs                 19,287              --                --                --                --
    Taxes and licenses                              860              --                --                 275                25
    Travel                                       13,767             3,119              --               6,060              --
    Utilities                                       275              --                --                --                --
                                           ------------      ------------      ------------      ------------      ------------

       Total expenses                           743,802            28,925             7,440            38,853            14,247
                                           ------------      ------------      ------------      ------------      ------------

NET LOSS                                       (694,985)          (17,475)           (7,440)          (27,403)          (14,247)

Accumulated deficit
    Balance, beginning of period                   --            (678,510)         (617,502)         (668,582)         (610,695)
    Treasury stock acquired at a premium         (1,000)             --                --                --                --
                                           ------------      ------------      ------------      ------------      ------------

    Balance, end of period                 $   (695,985)     $   (695,985)     $   (624,942)     $   (695,985)     $   (624,942)
                                           ============      ============      ============      ============      ============

NET LOSS PER SHARE - BASIC                 $      (0.04)     $       --        $       --        $       --        $       --
                                           ============      ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                    16,259,771        17,658,701        17,443,316        17,652,293        17,439,946
                                           ============      ============      ============      ============      ============


                            The accompanying notes are an integral part of the financial statements.

                                                                4


                                                     Ten Stix, Inc.

                                              (A Development Stage Company)
                                                STATEMENTS OF CASH FLOWS



                                                     For the period
                                                     from inception    For the six       For the six
                                                   (January 10, 1996)  months ended      months ended       Inception to
                                                       to June 30,        June 30,          June 30,           date @
                                                          2001              2001              2000            12/31/00
                                                       ---------         ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(694,985)        $ (27,403)        $ (14,247)           667582
Adjustments to reconcile net loss to net cash flows
     from operating activities:
         Amortization                                      7,865             2,318               988             5,547
         Depreciation                                     12,907            10,418               350             2,489
         Services provided at no charge                   82,500             7,500             7,500            75,000
         Increase (decrease) in accounts payable           9,808            (3,790)             --              13,598
         (Increase) in note receivable - shareholder      (8,500)           (8,500)             --                --
         Increase (decrease) in overdraft                   --                --              (2,143)             --
         Issuance of common stock for services           531,000              --               1,500           527,660
                                                       ---------         ---------         ---------         ---------

            Net cash flows from operating activities     (59,405)          (19,457)           (6,052)

CASH FLOWS FROM INVESTING ACTIVITIES
     Equipment purchases                                (204,457)         (200,545)             --              (3,912)
     Patent costs accumulated                            (77,627)          (39,673)             --             (37,954)
                                                       ---------         ---------         ---------         ---------

            Net cash flows from investing activities    (282,084)         (240,218)             --                --

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                             95,972             8,400             3,650              --
     Issuance of preferred stock                           4,965              --                --               4,965
     Repurchase of common shares                         (10,400)             --                --             (10,400)
     Notes payable - net of discount                     246,625           246,625              --                --
     Loans from shareholders                               5,000              --               2,500             5,000
                                                       ---------         ---------         ---------         ---------

            Net cash flows from financing activities     342,162           255,025             6,150
                                                       ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                    673            (4,650)               98

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                    --               5,323              --
                                                       ---------         ---------         ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                     $     673         $     673         $      98
                                                       =========         =========         =========


                        The accompanying notes are an integral part of the financial statements.

                                                            5

                                 Ten Stix, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2001




1.   Management's Representation of Interim Financial Information
     ------------------------------------------------------------
     The accompanying financial statements have been prepared by Ten Stix, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2000.

2.   Asset Purchase
     --------------
     On May 1, 2001, the Company acquired certain assets from Summit International Group, Inc. The assets include a patent on the card shuffling device known as "ProShuffle;" various ProShuffle devices; parts, inventory and manufacturing equipment for the ProShuffle devices; promissory notes from Ten Stix shareholders; and miscellaneous office equipment. Tenstix issued two promissory notes with a face amount of $300,000 as consideration for these assets.

     The first promissory note for $80,000 is repayable monthly at the greater of $2,000 or 50% of the gross lease or sale revenues from ProShuffle devices in the previous month. Interest at 8% of the unpaid balance accrues beginning May 1, 2002. The second promissory note in the amount of $220,000 is subordinate to the first note and is repayable after the first note is satisfied at the greater of $2,000 or 50% of prior month's ProShuffle lease or sale revenue. Interest at 8% of the unpaid balance will accrue beginning May 1, 2004. Both notes are also repayable from the first 25% of proceeds in excess of $100,000 from any public offering of securities consummated by the Company after May 1, 2001. A discount of 8% has been applied to both notes for the non-interest bearing portion of the note term.

     The purchase price has been allocated to acquired assets in proportion to their relative fair values as follows: patent $39,673, equipment $200,545, and notes $8,500. The patent will be amortized over its estimated remaining useful life of eight years, and property and equipment will be depreciated over an estimated five year life.

     The Company is currently in negotiations with Xpectra, for the purchase of Xpectras' ProShuffle related inventory for approximately $110,000.

     The accompanying financial statements for the three-month period ended June 30, 2001 include $11,200 in revenue from new leases of ProShuffle machines.

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

RESULTS OF OPERATION

     Six-Month Period Ended June 30, 2001 Compared to Six-Month Period Ended June 30, 2000

     The Company's net losses for the six-month period ended June 30, 2001 were approximately $27,403 compared to a net loss of approximately $14,247 for the six-month period ended June 30, 2000 (an increase of $13,156 or 92%).

     During the six-month period ended June 30, 2001, the Company generated approximately $11,450 in revenue compared to $-0- revenue generated during the six-month period ended June 30, 2000. The generation of revenue during the six-month period ended June 30, 2001 was comprised primarily of $11,200 received pursuant to lease payments from third-parties to the Company for gaming products. The lack of generated revenue during the six-month period ended June 30, 2000 resulted primarily from insufficient capital necessary to fund operational expenses, thus adversely affecting the marketing and distribution of the Company's gaming product.

     During the six-month period ended June 30, 2001, the Company recorded operating expenses of $38,853 compared to $14,247 of operating expenses recorded in the same period for 2000 (an increase of $24,606 or 172%). Operating expenses for the six-month period ended June 30, 2001 primarily include (i) $10,418 as depreciation expense; (ii) $6,666 in legal and accounting expense; (iii) $6,060 as travel expense; and (iv) $5,825 (which represents management's estimate of the value of services rendered during such six-month period at no charge to the Company). The increase in operational expenses during the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000 was primarily due to an increase in depreciation expenses to $10,418 from $350 and an increase in travel expenses to $6,060 from $-0- relating to the increased marketing of the Company's gaming products.

     As discussed above, although the Company generated revenues in the amount of $11,450 during the six-month period ended June 30, 2001, the increase in net loss during such period as compared to the six-month period ended June 30, 2000 is attributable primarily to a substantial increase in operating expenses. The Company's net earnings (losses) during the six-month period ended June 30, 2001 were approximately ($27,403) or ($nil) per common share compared to a net loss of approximately ($14,247) or ($nil) per common share (an increase of $13,156 or 92%) during the six-month period ended June 30, 2001. The weighted average of common shares outstanding were 17,652,293 for the six-month period ended June 30, 2001 compared to 17,439,946 for the six-month period ended June 30, 2000.

     Three-Month Period Ended June 30, 2001 Compared to Three-Month Period Ended June 30, 2000

     The Company's net losses for the three-month period ended June 30, 2001 were approximately $17,475 compared to a net loss of approximately $7,440 for the three-month period ended June 30, 2000 (an increase of $10,035 or 135%). During the three-month period ended June 30, 2001, the Company generated approximately $11,450 in revenue compared to $-0- revenue generated during the three-month period ended June 30, 2000.

     During the three-month period ended June 30, 2001, the Company recorded operating expenses of $9,928 compared to $6,807 of operating expenses recorded in the same period for 2000 (an increase of $3,121 or 46%). Operating expenses for the three-month period ended June 30, 2001 primarily include (i) $10,223 as depreciation expense; (ii) $5,242 in legal and accounting expense; (iii) $3,119 as travel expense; and (iv) $2,813 (which represents management's estimate of the value of services rendered during such three-month period at no charge to the Company). The increase in operational expenses during the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000 was primarily due to an increase in depreciation expense to $10,223 from $175 and an increase in travel expense to $3,119 from $-0- relating to the increased marketing of the Company's gaming products.

     As discussed above, although the Company generated revenue in the amount of $11,450 during the three-month period ended June 30, 2001, the increase in net loss during such period as compared to the three-month period ended June 30, 2000 is attributable primarily to a substantial increase in operating expenses. The Company's net earnings (losses) during the three-month period ended June 31, 2001 were approximately ($17,475) or ($nil) per common share compared to a net loss of approximately ($7,440) or ($nil) per common share (an increase of $10,035 or 135%) during the three-month period ended June 30, 2000. The weighted average of common shares outstanding were 17,658,701 for the three-month period ended June 30, 2001 compared to 17,443,316 for the three-month period ended June 30, 2000.

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

     Six-Month Period Ended June 30, 2001

     As of June 30, 2001, the Company's current assets were $673 and its current liabilities were $9,808, which resulted in a working capital deficit of $9,135. As of June 30, 2001, the Company's total assets were $270,482 consisting primarily of $191,548 in valuation of equipment and $69,761 in valuation of its patent/copyright of the Company's product Ten Stix 21. As of June 30, 2001, the Company's total liabilities were $256,430 consisting primarily of $246,622 in notes payable. As of June 30, 2001, the Company's total assets exceeded its total liabilities by $14,052.

     Stockholders' equity increased from $25,555 for fiscal year ended December 31, 2000 to $270,482 for the six-month period ended June 30, 2001.

     For the six-month period ended June 30, 2001, the net cash used for operating activities was $19,457 compared to net cash used for operating activities of $6,052 for the six-month period ended June 30, 2000 (an increase of $13,405). As discussed above, the increase was primarily comprised of (i) a net loss of $27,403 for the six-month period ended June 30, 2001 compared to a net loss of $14,247 for the six-month period ended June 30, 2000 (an increase of $13,156); and (ii) $10,418 incurred as depreciation expense for the six-month period ended June 30, 2001 compared to $350 as depreciation expense for the six-month period ended June 30, 2000.

     The Company increased its capital expenditures to $240,218 during the six-month period ended June 30, 2001 from $-0- for the six-month period ended June 30, 2000, which related primarily to the purchase of equipment.

     The Company increased its net cash from financing activities for the six-month period ended June 30, 2001 to $255,025 compared to $6,150 for the six-month period ended June 30, 2000. The major components primarily consisted of a note payable in the amount of $246,625.

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

     The first promissory note dated May 1, 2001 is in the amount of $80,000.00 and is payable to Michael Humecki (the "Humecki Promissory Note"). The terms of the Humecki Promissory Note requires the Company to make payments as follows:
(i) on the 15th of each month commencing June 15, 2001, the greater of either
(a) 50% of gross revenues collected during the prior month from the lease or sale by the Company of any of the assets acquired by the Company pursuant to the Asset Purchase Agreement (including the Pro Shuffle) or (b) $2,000.00; (ii) on the 15th of the month after the receipt of 25% of aggregate gross funds raised by the Company at any time on or after May 1, 2001 pursuant to any private or public offering of its securities (but such 25% shall not be paid on the first $100,000 of funds so raised by the Company); and (iii) interest at the rate of 8% per annum commencing May 1, 2002 on any portion of the $80,000 outstanding on the first of each month payable monthly.

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

     Based upon a twelve-month plan proposed by management, it is anticipated that such a work plan would require approximately $230,000 of additional financing designed to fund the general business operations. As of the date of this Quarterly Report, the Company does not have any material commitments other than those described above nor does management anticipate any further material commitments within the next twelve months. It is anticipated that any expenditures to be incurred by the Company will be operational. Management anticipates that a substantial portion of the initial budget of $230,000 for the twelve-month work plan, which includes such expenditures, will be funded pursuant to generation of revenue, public or private offerings, including private placement offerings under Regulation S and/or Regulation D, Rule 506, of its debt or equity securities and future advancements. The Company may not be able to raise such funds and, therefore, the successful marketing of its products may not be accomplished.

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