Form 10QSB/A
period 2001-03-31
TEN STIX INC
filed 2001-09-14
CIK 1075993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                  FORM 10-QSB

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

                                 Ten Stix, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 March 31, 2001


     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $    --
                                                                      ---------

         Total current assets                                              --
                                                                      ---------

LONG-TERM ASSETS
     Equipment                                                            3,912
     Patent/Copyright                                                    67,954
                                                                      ---------
                                                                         71,866
     Less accumulated depreciation/amortization                          (8,790)
                                                                      ---------
                                                                         63,076

         TOTAL ASSETS                                                 $  63,076
                                                                      =========


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Overdraft                                                              591
     Accounts payable                                                     9,808
                                                                      ---------

         Total current liabilities                                       10,399

LONG TERM LIABILITIES
     Long Term Payable to Related Party                                  30,000

STOCKHOLDERS' EQUITY
     Preferred A stock, convertible to 500 common each
         fully voting as if converted, $.001 par value
         100,000 shares authorized; no shares
         issued and outstanding                                            --
     Common stock, $0.001 par value; 500,000,000
         shares authorized; 17,649,288 shares
         issued and outstanding                                          17,649
     Additional paid-in capital                                         683,538
     Deficit accumulated during the development
         stage                                                         (678,510)
                                                                      ---------

                                                                         22,677

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  63,076
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

THE PRO SHUFFLE

     On approximately May 1, 2001, the Company and Summit International Group, Inc., a Colorado corporation ("Summit") entered into an asset purchase agreement (the "Asset Purchase Agreement"). Under the terms of the Asset Purchase Agreement, the Company acquired from Summit (i) all of Summit's right, title and interest to U.S. Patent No. 5,718,427 regarding a card shuffling device marketed by Summit under the name "Pro Shuffle"; (ii) all Pro Shuffle devices, parts, inventory and equipment related to the manufacturing and assembly of the Pro Shuffle; (iii) all contracts related to the Pro Shuffle; (iv) all accounts receivable arising out of the sale or lease of the Pro Shuffle; (v) two promissory notes made by Mr. Tony Cranford, one payable to Summit in the approximate amount of $2,500.00 and one payable to Phil Lacerte in the approximate amount of $6,000.00; (vi) two Blackjack tables located in Las Vegas, Nevada; and (vii) all other business assets located in Colorado. Under the terms of the Asset Purchase Agreement, the Company assumed (i) on the part of Summit an inventory purchase commitment to Xpectra in the approximate amount of $110,000.00 related to fifty updated Pro Shuffle devices and parts; and (ii) two liabilities owed by Summit to Jerry Delferro and Dick Stewart in the approximate amount of $3,000.00, respectively. Pursuant to further terms of the Asset Purchase Agreement, the Company agreed to (i) pay the amount of $300,000.00 to Summit as evidenced by the execution of two promissory notes, one payable to Summit in the amount of $220,000.00 and the other payable to Michael Humecki in the amount of $80,000.00; and (ii) surrender to Summit all of the shares of common stock of Summit held of record by Mr. Sawyer and Mr. Cranford, respectively (an approximate 10% equity interest each). See " - Material Commitments/Funding".

     As of May 2001, the marketing and sale of the Pro Shuffle generates approximately $5,600 in monthly revenue; however, the Company pays debt service of $2,800 monthly in accordance with the terms of the above-described notes.

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

     Three-Month Period Ended March 31, 2001

     As of March 31, 2001, the Company's current assets were $ -0- and its current liabilities were $10,399, which resulted in a working capital deficit of $10,399. As of March 31, 2001, the Company's total assets were $63,076 consisting primarily of valuation of the patent/copyright of the Company's product Ten Stix 21 and other intangibles. As of March 31, 2001, the Company's total liabilities were $40,399 consisting primarily of accounts payable. As of March 31, 2001, the Company's total assets exceeded total liabilities by $22,677.

     Stockholders' equity decreased from $25,555 for fiscal year ended December 31, 2000 to $22,677 for the three-month period ended March 31, 2001.

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

     A significant and estimated material commitment for the Company for the year 2001 is an inventory purchase commitment of approximately $110,000.00 to Xpectra (the "Xpectra Liability"), which was assumed by the Company pursuant to the terms of the Asset Purchase Agreement. According to the terms of a letter dated May 9, 2001 from the Company to Xpectra, the Company acknowledged the valuation of $110,174.98 relating to Pro Shuffle units, parts, tools and drawings held by Xpectra and Xpectra agreed to take at least a 30% reduction on such items for a complete buyout by the Company. The Company further agreed to purchase parts of the inventory separately at prices listed on an inventory list in order to reestablish the Pro Shuffle product and complete the total acquisition by the Company of all inventory.

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

     As of the date of this Quarterly Report, the Company has generated little revenue from operations, has a working capital deficit and a retained earnings deficit. Therefore, the Company has been deemed a "going concern" by its independent auditors, Comiskey & Company, P.C., as noted in the financial statements attached hereto. There is substantial doubt that the Company will be able to retain its status as a "going concern", that is assumption of the continuity of operations of the Company in the absence of evidence to the contrary. Management believes that it can maintain its status as a "going concern" based on its ability to raise funds pursuant to future public and private offerings and to obtain advances and minimize operating expenses by not duplicating expenses or incurring needless expenses.

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

                                                TEN STIX INC.

Dated: September 12, 2001                       By: /s/ Thomas E. Sawyer
                                                -----------------------
                                                Thomas E. Sawyer, President