Form 10QSB/A
period 2001-06-30
TEN STIX INC
filed 2001-09-14
CIK 1075993

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

                                 Ten Stix, Inc.

                          (A Development Stage Company)
                                 BALANCE SHEET
                                 June 30, 2001


     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $     673
                                                                      ---------

         Total current assets                                               673
                                                                      ---------

PROPERTY AND EQUIPMENT
     Equipment                                                          204,456
         Less accumulated depreciation                                  (12,908)
                                                                      ---------
                                                                        191,548

OTHER ASSETS
     Note receivable - shareholder                                        8,500
     Patent/Copyright (net)                                              99,761
                                                                      ---------
                                                                        108,261

         TOTAL ASSETS                                                 $ 300,482
                                                                      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                     9,808
                                                                      ---------

         Total current liabilities                                        9,808

LONG-TERM LIABILITIES
     Notes payable - net of discount                                    246,622
     Other long-term payable to related party                            30,000
                                                                      ---------

         Total long-term liabilities                                    276,622
                                                                      ---------

         TOTAL LIABILITIES                                              286,430
                                                                      ---------

STOCKHOLDERS' EQUITY
     Preferred A stock, $0.001 par value;
         100,000 shares authorized; no shares
         issued and outstanding                                            --
     Common stock, $0.001 par value; 500,000,000
         shares authorized; 17,659,488 shares
         issued and outstanding                                          17,659
     Additional paid-in capital                                         692,378
     Deficit accumulated during the development
         stage                                                         (695,985)
                                                                      ---------

                                                                         14,052

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 300,482
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

                                                                4

                                           Ten Stix, Inc.

                                    (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS



                                                     For the period
                                                     from inception    For the six       For the six
                                                   (January 10, 1996)  months ended      months ended
                                                       to June 30,        June 30,          June 30,
                                                          2001              2001              2000
                                                       ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(694,985)        $ (27,403)        $ (14,247)
Adjustments to reconcile net loss to net cash flows
     from operating activities:
         Amortization                                      7,865             2,318               988
         Depreciation                                     12,907            10,418               350
         Services provided at no charge                   82,500             7,500             7,500
         Increase (decrease) in accounts payable           9,808            (3,790)             --
         Increase (decrease) in overdraft                   --                --              (2,143)
         Issuance of common stock for services           531,000              --               1,500
                                                       ---------         ---------         ---------

            Net cash flows from operating activities     (59,905)          (10,957)           (6,052)

CASH FLOWS FROM INVESTING ACTIVITIES
     Equipment purchases                                  (6,005)           (2,093)             --
     Patent costs accumulated                            (37,954)                0              --
                                                       ---------         ---------         ---------

            Net cash flows from investing activities     (43,959)         (240,218)             --

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                             95,972             8,400             3,650
     Issuance of preferred stock                           4,965              --                --
     Repurchase of common shares                         (10,400)             --                --
     Loans from shareholders                               5,000              --               2,500
                                                       ---------         ---------         ---------

            Net cash flows from financing activities      95,537             8,400             6,150
                                                       ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                    673            (4,650)               98

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                    --               5,323              --
                                                       ---------         ---------         ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                     $     673         $     673         $      98
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

     During the six-month period ended June 30, 2001, the Company recorded operating expenses of $38,853 compared to $14,247 of operating expenses recorded in the same period for 2000 (an increase of $24,606 or 172%). Operating expenses for the six-month period ended June 30, 2001 primarily include (i) $10,418 as depreciation expense; (ii) $6,666 in legal and accounting expense; (iii) $6,060 as travel expense; and (iv) $7,500 (which represents management's estimate of the value of services rendered during such six-month period at no charge to the Company). The increase in operational expenses during the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000 was primarily due to an increase in depreciation expenses to $10,418 from $350 and an increase in travel expenses to $6,060 from $-0- relating to the increased marketing of the Company's gaming products.

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

     During the three-month period ended June 30, 2001, the Company recorded operating expenses of $28,925 compared to $7,440 of operating expenses recorded in the same period for 2000 (an increase of $21,485 or 289%). Operating expenses for the three-month period ended June 30, 2001 primarily include (i) $10,223 as depreciation expense; (ii) $5,242 in legal and accounting expense; (iii) $3,119 as travel expense; and (iv) $3,750 (which represents management's estimate of the value of services rendered during such three-month period at no charge to the Company). The increase in operational expenses during the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000 was primarily due to an increase in depreciation expense to $10,223 from $175 and an increase in travel expense to $3,119 from $-0- relating to the increased marketing of the Company's gaming products.

     As discussed above, although the Company generated revenue in the amount of $11,450 during the three-month period ended June 30, 2001, the increase in net loss during such period as compared to the three-month period ended June 30, 2000 is attributable primarily to a substantial increase in operating expenses. The Company's net earnings (losses) during the three-month period ended June 31, 2001 were approximately ($17,475) or ($0) per common share compared to a net loss of approximately ($7,440) or ($0) per common share (an increase of $10,035 or 135%) during the three-month period ended June 30, 2000. The weighted average of common shares outstanding were 17,658,701 for the three-month period ended June 30, 2001 compared to 17,443,316 for the three-month period ended June 30, 2000.

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

     Six-Month Period Ended June 30, 2001

     As of June 30, 2001, the Company's current assets were $673 and its current liabilities were $9,808, which resulted in a working capital deficit of $9,135. As of June 30, 2001, the Company's total assets were $300,482 consisting primarily of $191,548 in cost of equipment and $99,761 in cost of its patents/copyright of the Company's products. As of June 30, 2001, the Company's total liabilities were $256,430 consisting primarily of $246,622 in notes payable. As of June 30, 2001, the Company's total assets exceeded its total liabilities by $14,052.

     Stockholders' equity decreased from $25,555 as of December 31, 2000 to $14,052 at June 30, 2001.

     For the six-month period ended June 30, 2001, the net cash used for operating activities was $10,957 compared to net cash used for operating activities of $6,052 for the six-month period ended June 30, 2000 (an increase of $4,905). As discussed above, the increase was primarily comprised of (i) a net loss of $27,403 for the six-month period ended June 30, 2001 compared to a net loss of $14,247 for the six-month period ended June 30, 2000 (an increase of $13,156); and (ii) $10,418 incurred as depreciation expense for the six-month period ended June 30, 2001 compared to $350 as depreciation expense for the six-month period ended June 30, 2000.

     The Company increased its capital expenditures to $2,093 during the six-month period ended June 30, 2001 from $-0- for the six-month period ended June 30, 2000, which related primarily to the purchase of equipment.

     The Company increased its net cash from financing activities for the six-month period ended June 30, 2001 to $8,400 compared to $6,150 for the six-month period ended June 30, 2000. The increase was attributable to the sale of stock.

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