Form 10QSB/A
period 2001-03-31
TEN STIX INC
filed 2001-10-25
CIK 1075993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 2 TO
                                   FORM 10-QSB

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

         Yes  X         No
            -----         -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of October 22, 2001
------                                      ----------------------------------
Common Stock, $0.001 par value                          17,649,288

Transitional Small Business Disclosure Format (check one)

         Yes            No  X
            -----         -----

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

THE PRO SHUFFLE

     On approximately May 1, 2001, the Company and Summit International Group, Inc., a Colorado corporation ("Summit") entered into an asset purchase agreement (the "Asset Purchase Agreement"). Under the terms of the Asset Purchase Agreement, the Company acquired from Summit (i) all of Summit's right, title and interest to U.S. Patent No. 5,718,427 regarding a card shuffling device marketed by Summit under the name "Pro Shuffle"; (ii) all Pro Shuffle devices, parts, inventory and equipment related to the manufacturing and assembly of the Pro Shuffle; (iii) all contracts related to the Pro Shuffle; (iv) all accounts receivable arising out of the sale or lease of the Pro Shuffle; (v) two promissory notes made by Mr. Tony Cranford, one payable to Summit in the approximate amount of $2,500.00 and one payable to Phil Lacerte in the approximate amount of $6,000.00; (vi) two Blackjack tables located in Las Vegas, Nevada; and (vii) all other business assets located in Colorado. Under the terms of the Asset Purchase Agreement, the Company assumed (i) on the part of Summit a contingent liability to Xpectra in the approximate amount of $110,000.00 related to fifty updated Pro Shuffle devices and parts; and (ii) two liabilities owed by Summit to Jerry Delferro and Dick Stewart in the approximate amount of $3,000.00, respectively. Pursuant to further terms of the Asset Purchase Agreement, the Company agreed to (i) pay the amount of $300,000.00 to Summit as evidenced by the execution of two promissory notes, one payable to Summit in the amount of $220,000.00 and the other payable to Michael Humecki in the amount of $80,000.00; and (ii) surrender to Summit all of the shares of common stock of Summit held of record by Mr. Sawyer and Mr. Cranford, respectively (an approximate 10% equity interest each). See " - Material Commitments/Funding".

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

     A significant and estimated material commitment for the Company for the year 2001 is a contingent liability to Xpectra of up to an aggregate amount of $110,000.00 (the "Xpectra Liability"). According to the terms of a letter dated May 9, 2001 from the Company to Xpectra, the Company acknowledged the valuation of $110,174.98 relating to Pro Shuffle units, parts, tools and drawings held by Xpectra (the "Xpectra Inventory"). The Xpectra Liability represents an opportunity for the Company to purchase from Xpectra some or all of the Xpectra Inventory, up to an aggregate $110,174.98. The Xpectra Liability is contingent upon the agreement of the parties on quantity to be acquired and price. The Company may purchase the entire Xpectra Inventory for a substantial discount from full price, or the Company may select only certain items to be purchased from the Xpectra Inventory at a lesser or no discount. The Xpectra Inventory is currently being stored in Xpectra's warehouse on pallets.

     As of the date of this Quarterly Report, Xpectra has informed the Company that it will sell the entire Xpectra Inventory for a purchase price of approximately $35,000.00. If the Company does not purchase the Xpectra Inventory, management believes that Xpectra may then sell certain parts for scrap metal.

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

     As of the date of this Quarterly Report, the remaining parties to the lawsuit have settled and made the Company a party to the settlement; therefore, the Company has been released from all of its duties and obligations under the license agreement and the underlying license contained in the Memorandum Agreement is null and void.

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

                                           TEN STIX INC.

Dated: October 22, 2001                    By:  /s/  Thomas E. Sawyer
                                               ------------------------------
                                                     Thomas E. Sawyer, President