Form 10QSB/A
period 2001-06-30
TEN STIX INC
filed 2001-10-25
CIK 1075993

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

         Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of October 22, 2001
-----                                       ----------------------------------
Common Stock, $0.001 par value                          17,659,488

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

     A significant and estimated material commitment for the Company for the year 2001 is a contingent liability to Xpectra of up to an aggregate amount of approximately $110,000.00 (the "Xpectra Liability"). According to the terms of a letter dated May 9, 2001 from the Company to Xpectra, the Company acknowledged the valuation of $110,174.98 relating to Pro Shuffle units, parts, tools and drawings held by Xpectra (the "Xpectra Inventory"). The Xpectra Liability represents an opportunity for the Company to purchase from Xpectra some or all of the Xpectra Inventory, up to an aggregate $110,174.98. The Xpectra Liability is contingent upon the agreement of the parties on quantity to be acquired and price. The Company may purchase the entire Xpectra Inventory for a substantial discount from full price, or the Company may select only certain items to be purchased from the Xpectra Inventory at a lesser or no discount. The Xpectra Inventory is currently being stored in Xpectra's warehouse on pallets.

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


                                           TEN STIX INC.

Dated: October 22, 2001                    By:  /s/  Thomas E. Sawyer
                                             -----------------------
                                                     Thomas E. Sawyer, President