Form 10QSB/A
period 2001-03-31
TEN STIX INC
filed 2001-12-12
CIK 1075993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 3 TO
                                   FORM 10-QSB

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

         Yes  X         No
            -----         -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of December 12, 2001
------                                      -----------------------------------
Common Stock, $0.001 par value                          17,649,288

Transitional Small Business Disclosure Format (check one)

         Yes            No  X
            -----         -----

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

     Management of the Company believes that future sales of Ten Stix 21 (now known as "Ten to Win") and related products to the casinos in the State of Colorado will be an important line of business for the Company for the next several years, however, management intends to pursue the marketplaces of several other primary states. It is anticipated that the Company will derive its revenues principally from the marketing and sale of Ten to Win and other related products to casinos generally located in the States of California, Colorado, Kansas, New Mexico, Nevada, South Dakota and Wisconsin. Management anticipates that Ten to Win will be leased for approximately $600.00 per month or sold for approximately $5,000.00 plus a royalty fee to casinos. Management anticipates that Shotgun 21 will be leased for approximately $800.00 per month or sold for approximately $10,000 plus a royalty fee to casinos. Management further anticipates that the marketing and sale of the products pursuant to the distributorship agreements will result in revenues during fiscal year 2001.

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

     Under the terms of the Asset Purchase Agreement, the Company assumed (i) on the part of Summit a liability to Xpectra in the approximate amount of $110,000.00 related to fifty updated Pro Shuffle devices and parts; and (ii) two liabilities owed by Summit to Jerry Delferro and Dick Stewart in the approximate amount of $3,000.00, respectively. Pursuant to further terms of the Asset Purchase Agreement, the Company agreed to (i) pay the amount of $300,000.00 to Summit as evidenced by the execution of two promissory notes, one payable to Summit in the amount of $220,000.00 and the other payable to Michael Humecki in the amount of $80,000.00; and (ii) surrender to Summit all of the shares of common stock of Summit held of record by Mr. Sawyer and Mr. Cranford, respectively (an approximate 10% equity interest each). See " - Material Commitments/Funding".

     In order to facilitate consummation of the Asset Purchase Agreement, an agreement was entered into dated May 1, 2001 among the Company, Thomas Sawyer, Tony Cranford, Michael Humecki, P. Chad Lacerte, Roger Adams, and Summit (the "Agreement"). The purpose of the Agreement was to resolve any and all claims, counterclaims and defenses that Messrs. Humecki, Lacerte and Adams may have against Summit pursuant to ongoing litigation. According to the terms of the Agreement, the parties agreed that (i) the Company would acquire from Mr. Humecki his 10.04% equity interest in Summit (which was returned to Summit);
(ii) the Company would pay Mr. Humecki $100,000, with $20,000 paid by Summit upon execution of the Agreement and $80,000 evidenced by a promissory note;
(iii) the Company would sign a security agreement for the benefit of Mr. Humecki as security for the payments under the promissory note; and (iv) Messrs. Humecki, Lacerte, Adams and Summit would waive and release all claims, counterclaims, causes of action and demands, known or unknown, that they have or may claim to have against each other. See " - Material Commitments".

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

     The Company and Michael Humecki entered into a security agreement dated May 1, 2001 (the "Security Agreement") pursuant to which the Company agreed to grant to Mr. Humecki a security interest in certain property which includes, but not limited to, the following: (i) all items of personal property which were acquired by the Company from Summit; (ii) all deposit accounts; (iii) all receivables; (iv) all inventory; and (v) all equipment.

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

     A significant and estimated material commitment for the Company for the year 2001 is a liability to Xpectra of up to an aggregate amount of $110,000.00 (the "Xpectra Liability"). According to the terms of a letter dated May 9, 2001 from the Company to Xpectra, the Company acknowledged the valuation of $110,174.98 relating to Pro Shuffle units, parts, tools and drawings held by Xpectra (the "Xpectra Inventory"). The Xpectra Liability represents an opportunity for the Company to purchase from Xpectra some or all of the Xpectra Inventory, up to an aggregate $110,174.98. The Xpectra Liability represents an agreement of the parties to determine quantity to be acquired and price. The Company may purchase the entire Xpectra Inventory for a substantial discount from full price, or the Company may select only certain items to be purchased from the Xpectra Inventory at a lesser or no discount. The Xpectra Inventory is currently being stored in Xpectra's warehouse on pallets.

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

     Subsequently, the Company was dismissed as a party defendant to the Lawsuit. Thus, the Company and Mikohn, BCD Mecanique Ltd. ("BCD"), DEQ Casinos, Ltd. ("DEQ") and Amusements "Extra" Inc. ("AEI") entered into a memorandum of agreement dated July 5, 1997 (the "Memorandum Agreement"). The Memorandum Agreement provided that (i) during litigation of the Lawsuit, Mikohn would grant to the Company a license allowing the Company to continue to manufacture, use, operate, sell and/or lease the Company's products, which allegedly infringed upon Progressive's patents, in exchange for payment by the Company of a royalty fee; and (ii) in the event the remaining defendants to the Lawsuit were successful, the Company would be released from such contractual obligations and any further liability.

     Subsequently, the remaining parties to the Lawsuit settled and made the Company a party to the settlement. Therefore, the Company was released from all of its duties and obligations under the license agreement and the underlying license contained in the Memorandum Agreement was null and void.

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

                                           TEN STIX INC.

Dated: December 12, 2001                   By:  /s/  Thomas E. Sawyer
                                               ------------------------------
                                                     Thomas E. Sawyer, President