Form 10QSB
period 2001-09-30
TEN STIX INC
filed 2001-12-12
CIK 1075993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

         Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of November 12, 2001
-----                                       -----------------------------------
Common Stock, $0.001 par value                          17,659,488

Transitional Small Business Disclosure Format (check one)

         Yes              No      X

PART I.  FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

            BALANCE SHEETS                                                  2

            INTERIM STATEMENTS OF OPERATIONS                                3

            INTERIM STATEMENTS OF CASH FLOWS                                4

            NOTES TO INTERIM FINANCIAL STATEMENTS                           5

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     6

PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS                                            13

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                    14

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES                              14

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          14

      ITEM 5. OTHER INFORMATION                                            14

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             14

SIGNATURES                                                                 14

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                 Ten Stix, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEET
                               September 30, 2001


     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $   3,793
     Inventory                                                           81,394
                                                                      ---------

         Total current assets                                            85,187
                                                                      ---------

PROPERTY AND EQUIPMENT
     Equipment                                                          228,338
         Less accumulated depreciation                                  (19,908)
                                                                      ---------
                                                                        208,430

OTHER ASSETS
     Note receivable - shareholder                                        8,500
     Patent/Copyright (net)                                             100,111
                                                                      ---------
                                                                        108,611
                                                                      ---------

         TOTAL ASSETS                                                 $ 402,228
                                                                      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                   122,292
     Accounts payable - related party                                    30,000
     Current portion of long term debt                                   24,000
                                                                      ---------

         Total current liabilities                                      176,292

LONG-TERM LIABILITIES
     Notes payable - net of discount and current portion                219,286
                                                                      ---------

         Total long-term liabilities                                    219,286
                                                                      ---------

         TOTAL LIABILITIES                                              395,578
                                                                      ---------

STOCKHOLDERS' EQUITY
     Preferred A stock, $0.001 par value;
         100,000 shares authorized; no shares
         issued and outstanding                                            --
     Common stock, $0.001 par value; 500,000,000
         shares authorized; 17,659,488 shares
         issued and outstanding                                          17,659
     Additional paid-in capital                                         696,128
     Deficit accumulated during the development
         stage                                                         (707,137)
                                                                      ---------

                                                                          6,650
                                                                      ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 402,228
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



                                                           Ten Stix, Inc.
                                                    (A Development Stage Company)
                                            STATEMENTS OF LOSS AND ACCUMULATED DEFICIT



                                                  For the period       For the          For the          For the          For the
                                                  from inception    three months     three months      nine months      nine months
                                                (January 10, 1996)     ended            ended            ended            ended
                                                 to September 30,   September 30,    September 30,    September 30,    September 30,
                                                       2001             2001             2000             2001             2000
                                                   ------------     ------------     ------------     ------------     ------------
REVENUES
    Fees from games                                $     39,867     $      2,500     $       --       $      2,500     $       --
    Leases                                               28,500           17,300             --             28,500
    Other income                                            250             --               --                250             --
                                                   ------------     ------------     ------------     ------------     ------------

       Total revenue                                     68,617           19,800             --             31,250             --
                                                   ------------     ------------     ------------     ------------     ------------


EXPENSES
    Advertising                                           1,093              210             --                905              188
    Amortization                                         12,240            2,731              520            6,693            1,508
    Consulting fees                                     530,007             --              1,676             --              4,176
    Contract labor                                        3,187             --               --               --               --
    Depreciation                                         19,908            5,806              174           17,419              524
    Insurance                                               959             --               --               --               --
    Interest expense                                     13,480            5,261             --              8,769             --
    Legal and accounting                                 49,114            3,266            3,474            9,932            6,050
    Office expense                                        4,610              268              511              976              631
    Rent                                                  1,660             --                250             --                250
    Repairs and maintenance                                 100              100             --                100             --
    Samples                                               5,038             --               --                705             --
    Salaries - product development                       64,687            2,813            2,812            8,437            8,437
    Salaries - marketing                                 21,562              937              937            2,812            2,812
    Show fees                                             8,698            2,500             --              2,500             --
    Supplies                                              1,346            1,346             --              1,346             --
    1996 and prior startup costs                         19,287             --               --               --               --
    Taxes and licenses                                      860             --               --                275               25
    Travel                                               16,643            2,877             --              8,936             --
    Utilities                                               275             --               --               --               --
                                                   ------------     ------------     ------------     ------------     ------------

       Total expenses                                   774,754           28,115           10,354           69,805           24,601
                                                   ------------     ------------     ------------     ------------     ------------

NET LOSS                                               (706,137)          (8,315)         (10,354)         (38,555)         (24,601)

Accumulated deficit
    Balance, beginning of period                           --           (698,822)        (624,942)        (668,582)        (610,695)
    Treasury stock acquired at a premium                 (1,000)            --               --               --               --
                                                   ------------     ------------     ------------     ------------     ------------

    Balance, end of period                         $   (707,137)    $   (707,137)    $   (635,296)    $   (707,137)    $   (635,296)
                                                   ============     ============     ============     ============     ============

NET LOSS PER SHARE - BASIC                         $      (0.04)    $       --       $       --       $       --       $       --
                                                   ============     ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                            16,321,383       17,659,488       17,469,203       17,654,718       17,461,025
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



                                               Ten Stix, Inc.
                                       (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS


                                                               For the period
                                                               from inception    For the nine     For the nine
                                                             (January 10, 1996)  months ended     months ended
                                                              to September 30,   September 30,    September 30,
                                                                    2001             2001             2000
                                                                 ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $(706,137)       $ (38,555)       $ (24,601)
Adjustments to reconcile net loss to net cash flows
     from operating activities:
         Amortization                                               12,240            6,693            1,508
         Depreciation                                               19,908           17,419              524
         Services provided at no charge                             86,250           11,250           11,250
         Increase (decrease) in accounts payable                    12,293            1,763            4,200
         (Increase) in note receivable - shareholder                (8,500)          (8,500)            --
         Increase (decrease) in overdraft                             --               --             (2,143)
         Issuance of common stock for services                     531,000             --              1,500
                                                                 ---------        ---------        ---------

            Net cash flows from operating activities               (52,946)          (9,930)          (7,762)

CASH FLOWS FROM INVESTING ACTIVITIES
     Equipment purchases                                            (3,912)            --               --
     Patent costs accumulated                                      (34,886)            --             (1,150)
                                                                 ---------        ---------        ---------

            Net cash flows from investing activities               (38,798)            --             (1,150)

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                       95,972            8,400           19,150
     Issuance of preferred stock                                     4,965             --               --
     Repurchase of common shares                                   (10,400)            --               --
     Loans from shareholders                                         5,000             --               --
                                                                 ---------        ---------        ---------

            Net cash flows from financing activities                95,537            8,400           19,150
                                                                 ---------        ---------        ---------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                            3,793           (1,530)          10,238

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                              --              5,323             --
                                                                 ---------        ---------        ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                               $   3,793        $   3,793        $  10,238
                                                                 =========        =========        =========


                 The accompanying notes are an integral part of the financial statements.

                                                     4

                                 Ten Stix, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001



1.   Management's Representation of Interim Financial Information
-----------------------------------------------------------------
     The accompanying financial statements have been prepared by Ten Stix, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Since inception, Ten Stix Inc. (the "Company") has focused primarily on the research, development and design of its products, and generated minimal revenues. Since inception, the Company has incurred approximately $64,687 relating to research and development expenses. During prior fiscal years, the principals of the Company invested personal funds and arranged for loans and/or lines of credit from private lenders to support the business operations of the Company.

     Management of the Company believes that future sales of Ten to Win and related products to the casinos in the State of Colorado will be an important line of business for the Company for the next several years, however, management intends to pursue the marketplaces of several other primary states. It is anticipated that the Company will derive its revenues principally from the marketing and sale of Ten to Win and other related products to casinos generally located in the States of California, Colorado, Kansas, New Mexico, Nevada, South Dakota and Wisconsin. Management anticipates that Ten to Win will be leased for approximately $600.00 per month or sold for approximately $5,000.00 plus a royalty fee to casinos. Management anticipates that Shotgun 21 will be leased for approximately $800.00 per month or sold for approximately $10,000 plus a royalty fee to casinos. Management further anticipates that the marketing and sale of the products pursuant to the distributorship agreements will result in revenues during fiscal year 2001.

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

     In order to facilitate consummation of the Asset Purchase Agreement, an agreement was entered into dated May 1, 2001 among the Company, Thomas Sawyer, Tony Cranford, Michael Humecki, P. Chad Lacerte, Roger Adams, and Summit (the "Agreement"). The purpose of the Agreement was to resolve any and all claims, counterclaims and defenses that Messrs. Humecki, Lacerte and Adams may have against Summit pursuant to ongoing litigation. According to the terms of the Agreement, the parties agreed that (i) the Company would purchase from Mr. Humecki his 10.04% equity interest in Summit; (ii) the Company would pay Mr. Humecki $100,000, with $20,000 paid upon execution of the Agreement and $80,000 evidenced by a promissory note; (iii) the Company would sign a security agreement for the benefit of Mr. Humecki as security for the payments under the promissory note; and (iv) Messrs. Humecki, Lacerte, Adams and Summit would waive and release all claims, counterclaims, causes of action and demands, known or unknown, that they have or may claim to have against each other.

     As of May 2001, the marketing and sale of the Pro Shuffle generates approximately $5,600 in monthly revenue; however, the Company pays debt service of $2,800 monthly in accordance with the terms of the above-described notes.

RESULTS OF OPERATION

Nine-Month Period Ended September 30, 2001 Compared to Nine-Month Period Ended September 30, 2000

     The Company's net losses for the nine-month period ended September 30, 2001 were approximately $38,555 compared to a net loss of approximately $24,601 for the nine-month period ended September 30, 2000 (an increase of $13,954 or 57%).

     During the nine-month period ended September 30, 2001, the Company generated approximately $31,250 in revenue compared to $-0- revenue generated during the nine-month period ended September 30, 2000. The generation of revenue during the nine-month period ended September 30, 2001 was comprised primarily of $28,500 received pursuant to lease payments from third-parties to the Company for gaming products and $2,500 received as fees from sale of gaming products. The lack of generated revenue during the nine-month period ended September 30, 2000 resulted primarily from insufficient capital necessary to fund operational expenses, thus adversely affecting the marketing and distribution of the Company's gaming product.

     During the nine-month period ended September 30, 2001, the Company recorded operating expenses of $69,805 compared to $24,601 of operating expenses recorded in the same period for 2000 (an increase of $45,204 or 184%). Operating expenses for the nine-month period ended September 30, 2001 primarily include (i) $17,419 as depreciation expense; (ii) $9,932 in legal and accounting expense; (iii) $8,936 as travel expense; and (iv) $8,769 in interest expense. The increase in operational expenses during the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000 was primarily due to
(i) an increase in depreciation expenses to $17,419 from $524; (ii) an increase in travel expenses to $8,936 from $-0- relating to the increased marketing of the Company's gaming products; and (iii) an increase in interest expense to $8,769 from $-0-.

     As discussed above, although the Company generated revenues in the amount of $31,250 during the nine-month period ended September 30, 2001, the increase in net loss during such period as compared to the nine-month period ended September 30, 2000 is attributable primarily to a substantial increase in operating expenses. The Company's net losses during the nine-month period ended September 30, 2001 were approximately ($38,555) or ($nil) per common share compared to a net loss of approximately ($24,601) or ($nil) per common share (an increase of $13,954 or 57%) during the nine-month period ended September 30, 2001. The weighted average of common shares outstanding were 17,654,718 for the nine-month period ended September 30, 2001 compared to 17,461,025 for the nine-month period ended September 30, 2000.

Three-Month Period Ended September 30, 2001 Compared to Three-Month Period Ended September 30, 2000

     The Company's net losses for the three-month period ended September 30, 2001 were approximately $8,315 compared to a net loss of approximately $10,354 for the three-month period ended September 30, 2000 (a decrease of $2,039 or 20% By the way, this percentage was never correct). During the three-month period ended September 30, 2001, the Company generated approximately $19,800 in revenue compared to $-0- revenue generated during the three-month period ended September 30, 2000.

     During the three-month period ended September 30, 2001, the Company recorded operating expenses of $28,115 compared to $10,354 of operating expenses recorded in the same period for 2000 (an increase of $17,761 or 173%). Operating expenses for the three-month period ended September 30, 2001 primarily include
(i) $5,806 as depreciation expense; (ii) $3,266 in legal and accounting expense;
(iii) $2,877 as travel expense; and (iv) $5,261 in interest expense. The increase in operational expenses during the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000 was primarily due to (i) an increase in depreciation expense to $5,806 from $174;
(ii) an increase in interest expense to $5,261 from $-0-; and (iii) an increase in travel expense to $2,877 from $-0- relating to the increased marketing of the Company's gaming products.

     As discussed above, the Company generated revenue in the amount of $19,800 during the three-month period ended September 30, 2001, which primarily resulted in the decrease in net loss during such period as compared to the three-month period ended September 30, 2000. The Company's net losses during the three-month period ended September 30, 2001 were approximately ($8,315) or ($nil) per common share compared to a net loss of approximately ($10,354) or ($nil) per common share (a decrease of $2,039 or 20%) during the three-month period ended September 30, 2000. The weighted average of common shares outstanding were 17,659,488 for the three-month period ended September 30, 2001 compared to 17,469,203 for the three-month period ended September 30, 2000.

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

Nine-Month Period Ended September 30, 2001

     As of September 30, 2001, the Company's current assets were $85,187 and its current liabilities were $176,292, which resulted in a working capital deficit of $91,105. As of September 30, 2001, the Company's total assets were $402,228 consisting primarily of $208,430 in cost of property and equipment and $108,611 in cost of its patents/copyright of the Company's products. As of September 30, 2001, the Company's total liabilities were $395,578 consisting primarily of $243,286 in notes payable. As of September 30, 2001, the Company's total assets exceeded its total liabilities by $6,650.

     Stockholders' equity decreased from $25,555 as of December 31, 2000 to $6,650 at September 30, 2001.

     For the nine-month period ended September 30, 2001, the net cash used for operating activities was $9,930 compared to net cash used for operating activities of $7,762 for the nine-month period ended September 30, 2000 (an increase of $2,168). As discussed above, the increase was primarily comprised of
(i) a net loss of $38,555 for the nine-month period ended September 30, 2001 compared to a net loss of $24,601 for the nine-month period ended September 30, 2000 (an increase of $13,954); and (ii) $17,419 incurred as depreciation expense for the nine-month period ended September 30, 2001 compared to $524 as depreciation expense for the nine-month period ended September 30, 2000.

     The Company decreased its cash outlay for capital expenditures to zero during the nine-month period ended September 30, 2001 from $1,150 for the nine-month period ended September 30, 2000, which related primarily to the purchase of equipment and accumulated patent costs.

     The Company decreased its net cash from financing activities for the nine-month period ended September 30, 2001 to $8,400 compared to $19,150 for the nine-month period ended September 30, 2000. The decrease was attributable to the receipt of notes payable/loans from shareholders and sale of stock.

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

     A significant and estimated material commitment for the Company for the year 2001 is a liability to Xpectra of up to an aggregate amount of approximately $110,000.00 (the "Xpectra Liability"). According to the terms of a letter dated May 9, 2001 from the Company to Xpectra, the Company acknowledged the valuation of $110,174.98 relating to Pro Shuffle units, parts, tools and drawings held by Xpectra (the "Xpectra Inventory"). The Xpectra Liability represents an opportunity for the Company to purchase from Xpectra some or all of the Xpectra Inventory, up to an aggregate $110,174.98. The Xpectra Liability represents an agreement of the parties to determine quantity to be acquired and price. The Company may purchase the entire Xpectra Inventory for a substantial discount from full price, or the Company may select only certain items to be purchased from the Xpectra Inventory at a lesser or no discount. The Xpectra Inventory is currently being stored in Xpectra's warehouse on pallets.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During 1997, Progressive Games, Inc. ("Progressive") believed that the Company was infringing upon certain of its products by virtue of the design, manufacture and marketing of the Company's Ten Stix 21 and Shotgun 21 gaming products. Therefore, on approximately November 20, 1997, Civil Action 97-WI-2689-CB, Progressive Games, Inc. v. Amusements Extra, Ten Stix, et. al., was filed in the Federal District Court in Denver, Colorado. This was a patent infringement against the Company and others alleging certain of the Company's products/games infringed upon Progressive's patents (the "Lawsuit"). Mikohn Corporation ("Mikohn") purchased Progressive and became a party to the lawsuit.

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


                                                TEN STIX INC.

Dated: December 10, 2001                        By: /s/ Thomas E. Sawyer
                                                ------------------------
                                                Thomas E. Sawyer, President