Form 10QSB/A
period 2001-06-30
TEN STIX INC
filed 2001-12-14
CIK 1075993

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

Class                                       Outstanding as of December 12, 2001
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

                                 Ten Stix, Inc.

                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2001


     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $     673
     Inventory                                                           81,394
                                                                      ---------

        Total current assets                                             82,067
                                                                      ---------

PROPERTY AND EQUIPMENT
     Equipment                                                          228,338
        Less accumulated depreciation                                   (14,102)
                                                                      ---------
                                                                        214,236

OTHER ASSETS
     Note receivable - shareholder                                        8,500
     Patent/Copyright (net)                                             102,842
                                                                      ---------
                                                                        111,342
                                                                      ---------

        TOTAL ASSETS                                                  $ 407,645
                                                                      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                   119,808
     Accounts payable - related party                                    30,000
     Current portion of long term debt                                   24,000
                                                                      ---------

        Total current liabilities                                       173,808

LONG-TERM LIABILITIES
     Notes payable - net of discount and current portion                222,622
                                                                      ---------

        Total long-term liabilities                                     222,622
                                                                      ---------

        TOTAL LIABILITIES                                               396,430
                                                                      ---------

STOCKHOLDERS' EQUITY
     Preferred A stock, $0.001 par value;
        100,000 shares authorized; no shares
        issued and outstanding                                             --
     Common stock, $0.001 par value; 500,000,000
        shares authorized; 17,659,488 shares
        issued and outstanding                                           17,659
     Additional paid-in capital                                         692,378
     Deficit accumulated during the development
        stage                                                          (698,822)
                                                                      ---------

                                                                         11,215
                                                                      ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 407,645
                                                                      =========


    The accompanying notes are an integral part of the financial statements.


                                                       Ten Stix, Inc.

]                                               (A Development Stage Company)
                                         STATEMENTS OF LOSS AND ACCUMULATED DEFICIT



                                          For the period     For the         For the         For the         For the
                                          from inception   three months    three months     six months      six months
                                        (January 10, 1996)    ended            ended          ended           ended
                                            to June 30,      June 30,         June 30,       June 30,        June 30,
                                               2001            2001            2000            2001            2000
                                           ------------    ------------    ------------    ------------    ------------
REVENUES
    Fees from games                        $     37,367    $       --      $       --      $       --      $       --
    Leases                                       11,200          11,200            --            11,200
    Other income                                    250             250            --               250            --
                                           ------------    ------------    ------------    ------------    ------------

       Total revenue                             48,817          11,450            --            11,450            --
                                           ------------    ------------    ------------    ------------    ------------


EXPENSES
    Advertising                                     884             696            --               696             188
    Amortization                                  9,509           3,404             494           3,962             988
    Consulting fees                             530,007            --             2,500            --             2,500
    Contract labor                                3,187            --              --              --              --
    Depreciation                                 14,101          11,416             175          11,612             350
    Insurance                                       959            --              --              --              --
    Interest expense                              8,218           3,507            --             3,507            --
    Legal and accounting                         45,848           5,241             500           6,666           2,576
    Office expense                                4,342             629              21             708             120
    Rent                                          1,660            --              --              --              --
    Samples                                       5,037            --              --               704            --
    Salaries - product development               61,875           2,813           2,813           5,625           5,625
    Salaries - marketing                         20,625             937             937           1,875           1,875
    Show fees                                     6,198            --              --              --              --
    1996 and prior startup costs                 19,287            --              --              --              --
    Taxes and licenses                              860            --              --               275              25
    Travel                                       13,767           3,119            --             6,060            --
    Utilities                                       275            --              --              --              --
                                           ------------    ------------    ------------    ------------    ------------

       Total expenses                           746,639          31,762           7,440          41,690          14,247
                                           ------------    ------------    ------------    ------------    ------------

NET LOSS                                       (697,822)        (20,312)         (7,440)        (30,240)        (14,247)

Accumulated deficit
    Balance, beginning of period                   --          (678,510)       (617,502)       (668,582)       (610,695)
    Treasury stock acquired at a premium         (1,000)           --              --              --              --
                                           ------------    ------------    ------------    ------------    ------------

    Balance, end of period                 $   (698,822)   $   (698,822)   $   (624,942)   $   (698,822)   $   (624,942)
                                           ============    ============    ============    ============    ============

NET LOSS PER SHARE - BASIC                 $      (0.04)   $       --      $       --      $       --      $       --
                                           ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                    16,259,771      17,658,701      17,443,316      17,652,293      17,439,946
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


                                               Ten Stix, Inc.

                                       (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS


                                                        For the period
                                                        from inception      For the six         For the six
                                                      (January 10, 1996)    months ended        months ended
                                                          to June 30,          June 30,            June 30,
                                                             2001                2001                2000
                                                          ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $(697,822)          $ (30,240)          $ (14,247)
Adjustments to reconcile net loss to net cash flows
     from operating activities:
         Amortization                                         9,509               3,962                 988
         Depreciation                                        14,101              11,612                 350
         Services provided at no charge                      82,500               7,500               7,500
         Increase (decrease) in accounts payable             16,214               2,616                --
         (Increase) in note receivable - shareholder         (8,500)             (8,500)               --
         Increase (decrease) in overdraft                      --                  --                (2,143)
         Issuance of common stock for services              531,000                --                 1,500
                                                          ---------           ---------           ---------

            Net cash flows from operating activities        (52,998)            (13,050)             (6,052)

CASH FLOWS FROM INVESTING ACTIVITIES
     Equipment purchases                                     (3,912)               --                  --
     Patent costs accumulated                               (37,954)               --                  --
                                                          ---------           ---------           ---------

            Net cash flows from investing activities        (41,866)               --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                95,972               8,400               3,650
     Issuance of preferred stock                              4,965                --                  --
     Repurchase of common shares                            (10,400)               --                  --
     Loans from shareholders                                  5,000                --                 2,500
                                                          ---------           ---------           ---------

            Net cash flows from financing activities         95,537               8,400               6,150
                                                          ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                       673              (4,650)                 98

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                       --                 5,323                --
                                                          ---------           ---------           ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                        $     673           $     673           $      98
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

     The purchase price has been allocated to acquired assets in proportion to their relative fair values as follows: patent $112,351, equipment $224,426, and notes $8,500. The patent will be amortized over its estimated remaining useful life of eight years, and property and equipment will be depreciated over an estimated five year life.

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

RESULTS OF OPERATION

     Six-Month Period Ended June 30, 2001 Compared to Six-Month Period Ended June 30, 2000

     The Company's net losses for the six-month period ended June 30, 2001 were approximately $30,240 compared to a net loss of approximately $14,247 for the six-month period ended June 30, 2000 (an increase of $15,993 or 112%).

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

     During the six-month period ended June 30, 2001, the Company recorded operating expenses of $41,690 compared to $14,247 of operating expenses recorded in the same period for 2000 (an increase of $27,443 or 193%). Operating expenses for the six-month period ended June 30, 2001 primarily include (i) $11,612 as depreciation expense; (ii) $6,666 in legal and accounting expense; (iii) $6,060 as travel expense; and (iv) $7,500 (which represents management's estimate of the value of services rendered during such six-month period at no charge to the Company). The increase in operational expenses during the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000 was primarily due to an increase in depreciation expenses to $11,612 from $350 and an increase in travel expenses to $6,060 from $-0- relating to the increased marketing of the Company's gaming products.

     As discussed above, although the Company generated revenues in the amount of $11,450 during the six-month period ended June 30, 2001, the increase in net loss during such period as compared to the six-month period ended June 30, 2000 is attributable primarily to a substantial increase in operating expenses. The Company's net earnings (losses) during the six-month period ended June 30, 2001 were approximately ($30,240) or ($nil) per common share compared to a net loss of approximately ($14,247) or ($nil) per common share (an increase of $15,993 or 112%) during the six-month period ended June 30, 2001. The weighted average of common shares outstanding were 17,652,293 for the six-month period ended June 30, 2001 compared to 17,439,946 for the six-month period ended June 30, 2000.

     Three-Month Period Ended June 30, 2001 Compared to Three-Month Period Ended June 30, 2000

     The Company's net losses for the three-month period ended June 30, 2001 were approximately $20,312 compared to a net loss of approximately $7,440 for the three-month period ended June 30, 2000 (an increase of $12,872 or 173%). During the three-month period ended June 30, 2001, the Company generated approximately $11,450 in revenue compared to $-0- revenue generated during the three-month period ended June 30, 2000.

     During the three-month period ended June 30, 2001, the Company recorded operating expenses of $31,762 compared to $7,440 of operating expenses recorded in the same period for 2000 (an increase of $24,322 or 327%). Operating expenses for the three-month period ended June 30, 2001 primarily include (i) $11,416 as depreciation expense; (ii) $5,241 in legal and accounting expense; (iii) $3,119 as travel expense; and (iv) $3,750 (which represents management's estimate of the value of services rendered during such three-month period at no charge to the Company). The increase in operational expenses during the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000 was primarily due to an increase in depreciation expense to $11,416 from $175 and an increase in travel expense to $3,119 from $-0- relating to the increased marketing of the Company's gaming products.

     As discussed above, although the Company generated revenue in the amount of $11,450 during the three-month period ended June 30, 2001, the increase in net loss during such period as compared to the three-month period ended June 30, 2000 is attributable primarily to a substantial increase in operating expenses. The Company's net earnings (losses) during the three-month period ended June 31, 2001 were approximately ($20,312) or ($nil) per common share compared to a net loss of approximately ($7,440) or ($nil) per common share (an increase of $12,872 or 173%) during the three-month period ended June 30, 2000. The weighted average of common shares outstanding were 17,658,701 for the three-month period ended June 30, 2001 compared to 17,443,316 for the three-month period ended June 30, 2000.

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

     Six-Month Period Ended June 30, 2001

     As of June 30, 2001, the Company's current assets were $82,067 and its current liabilities were $173,808, which resulted in a working capital deficit of $91,741. As of June 30, 2001, the Company's total assets were $407,645 consisting primarily of $214,236 in cost of equipment and $102,842 in cost of its patents/copyright of the Company's products. As of June 30, 2001, the Company's total liabilities were $396,430 consisting primarily of $222,622 in notes payable and $119,808 in accounts payable. As of June 30, 2001, the Company's total assets exceeded its total liabilities by $11,215.

     Stockholders' equity decreased from $25,555 as of December 31, 2000 to $11,215 at June 30, 2001.

     For the six-month period ended June 30, 2001, the net cash used for operating activities was $13,050 compared to net cash used for operating activities of $6,052 for the six-month period ended June 30, 2000 (an increase of $6,998). As discussed above, the increase was primarily comprised of (i) a net loss of $30,240 for the six-month period ended June 30, 2001 compared to a net loss of $14,247 for the six-month period ended June 30, 2000 (an increase of $15,993); and (ii) $11,612 incurred as depreciation expense for the six-month period ended June 30, 2001 compared to $350 as depreciation expense for the six-month period ended June 30, 2000.

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


                                           TEN STIX INC.

Dated: December 12, 2001                   By: /s/ Thomas E. Sawyer
                                           -------------------------------------
                                           Thomas E. Sawyer, President