Form 10QSB/A
period 2001-03-31
TEN STIX INC
filed 2002-01-08
CIK 1075993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 4 TO
                                   FORM 10-QSB

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

Class                                       Outstanding as of January 8, 2002
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

                                 Ten Stix, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2001
                                   (Unaudited)


     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $    --
                                                                      ---------

         Total current assets                                              --
                                                                      ---------

LONG-TERM ASSETS
     Equipment                                                            3,912
     Patent/Copyright                                                    67,954
                                                                      ---------
                                                                         71,866
     Less accumulated depreciation/amortization                          (8,790)
                                                                      ---------
                                                                         63,076

         TOTAL ASSETS                                                 $  63,076
                                                                      =========


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Overdraft                                                              591
     Accounts payable                                                     9,808
     Accounts Payable - Related Party                                    30,000
                                                                      ---------
         Total current liabilities                                       40,399

LONG TERM LIABILITIES

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
                                                                      =========


    The accompanying notes are an integral part of the financial statements


                                      Ten Stix, Inc.
                              (A Development Stage Company)
                        STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                       (Unaudited)


                                           For the period
                                           from inception   For the three   For the three
                                         (January 10, 1996) months ended    months ended
                                            to March 31,      March 31,       March 31,
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
                                            ============    ============    ============


         The accompanying notes are an integral part of the financial statements

                                            4


                                            Ten Stix, Inc.
                                     (A Development Stage Company)
                                       STATEMENTS OF CASH FLOWS
                                             (Unaudited)



                                                     For the period
                                                     from inception    For the three     For the three
                                                   (January 10, 1996)  months ended      months ended
                                                      to March 31,       March 31,         March 31,
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
                                                       =========         =========         =========


               The accompanying notes are an integral part of the financial statements

                                                   5

                                 Ten Stix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)



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

     Three-Month Period Ended March 31, 2001

     As of March 31, 2001, the Company's current assets were $ -0- and its current liabilities were $40,399, which resulted in a working capital deficit of $40,399. As of March 31, 2001, the Company's total assets were $63,076 consisting primarily of valuation of the patent/copyright of the Company's product Ten Stix 21 and other intangibles. As of March 31, 2001, the Company's total liabilities were $40,399 consisting primarily of accounts payable. As of March 31, 2001, the Company's total assets exceeded total liabilities by $22,677.

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

     Subsequently, the Company was dismissed as a party defendant to the Lawsuit. Thus, the Company and Mikohn, BCD Mecanique Ltd. ("BCD"), DEQ Casinos, Ltd. ("DEQ") and Amusements "Extra" Inc. ("AEI") entered into an amended memorandum of agreement dated September 23, 1998 (the "Memorandum Agreement"). The Memorandum Agreement provided that (i) during litigation of the Lawsuit, Mikohn would grant to the Company a license allowing the Company to continue to manufacture, use, operate, sell and/or lease the Company's products, which allegedly infringed upon Progressive's patents, in exchange for payment by the Company of a royalty fee; and (ii) in the event the remaining defendants to the Lawsuit were successful, the Company would be released from such contractual obligations and any further liability.

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

                                           TEN STIX INC.

Dated: January 8, 2002                     By:  /s/  Thomas E. Sawyer
                                               ------------------------------
                                                     Thomas E. Sawyer, President