Form 10QSB/A
period 2001-06-30
TEN STIX INC
filed 2002-01-08
CIK 1075993

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

         Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of January 8, 2002
-----                                       ---------------------------------
Common Stock, $0.001 par value                          17,659,488

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

                                 Ten Stix, Inc.

                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)


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

                                                     5

                                 Ten Stix, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)



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

2.   Notes Receivable
     ----------------
     Notes receivable-shareholder of $8,000 is not a receivable for stock. The note is non-interest bearing. The amount of interest is not material.

3.   Inventory
     ---------
     Inventory of $81,394 consists of ProShuffle devices and parts. This inventory was acquired in the Xpectra transaction on May 9, 2001. The inventory is valued at cost.

4.   Asset Purchase
     --------------
     On May 1, 2001, the Company acquired certain assets from Summit International Group, Inc. The assets include a patent on the card shuffling device known as "ProShuffle;" various ProShuffle devices; parts, inventory and manufacturing equipment for the ProShuffle devices; promissory notes from Ten Stix shareholders; and miscellaneous office equipment. Tenstix issued two promissory notes with a face amount of $300,000 as consideration for these assets.

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

     Subsequently, the Company was dismissed as a party defendant to the Lawsuit. Thus, the Company and Mikohn, BCD Mecanique Ltd. ("BCD"), DEQ Casinos, Ltd. ("DEQ") and Amusements "Extra" Inc. ("AEI") entered into an amendment memorandum of agreement dated September 23, 1998 (the "Memorandum Agreement"). The Memorandum Agreement provided that (i) during litigation of the Lawsuit, Mikohn would grant to the Company a license allowing the Company to continue to manufacture, use, operate, sell and/or lease the Company's products, which allegedly infringed upon Progressive's patents, in exchange for payment by the Company of a royalty fee; and (ii) in the event the remaining defendants to the Lawsuit were successful, the Company would be released from such contractual obligations and any further liability.

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


                                           TEN STIX INC.

Dated: January 8, 2002                     By: /s/ Thomas E. Sawyer
                                           -------------------------------------
                                           Thomas E. Sawyer, President