Form 10QSB/A
period 2001-09-30
TEN STIX INC
filed 2002-01-08
CIK 1075993

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                 Ten Stix, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEET
                               September 30, 2001
                                  (Unaudited)


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

                                                     4

                                 Ten Stix, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001
                                  (Unaudited)



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

2.   Notes Receivable
     ----------------
     Note receivable - shareholder of $8,500 is not a receivable for stock. The note is non-interest bearing. The amount of interest is not material.

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


                                                TEN STIX INC.

Dated: January 8, 2002                          By: /s/ Thomas E. Sawyer
                                                ------------------------
                                                Thomas E. Sawyer, President