Form 10KSB
period 2001-12-31
TEN STIX INC
filed 2002-04-30
CIK 1075993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

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

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     State the issuer's revenues for its more recent fiscal year (ending December 31, 2001): $ 46,470.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of December 31, 2001: $ -0-.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                      Outstanding as of March 5, 2001

Common Stock, $.001 par value                17,659,488

                               Table of Contents


                                                                           Page
                                                                           ----
PART I

ITEM 1. DESCRIPTION OF BUSINESS                                               2

ITEM 2. PROPERTIES                                                           17

ITEM 3. LEGAL PROCEEDINGS                                                    17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  19

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                               19

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                               22

ITEM 7. FINANCIAL STATEMENTS                                                 29

        BALANCE SHEET                                                       F-2

        STATEMENTS OF LOSS AND ACCUMULATED DEFICIT                          F-3

        STATEMENT OF STOCKHOLDERS' EQUITY                                   F-4

        STATEMENTS OF CASH FLOWS                                            F-9

        NOTES TO FINANCIAL STATEMENTS                                       F-10

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF
           ACCOUNTING AND FINANCIAL DISCLOSURE                               30

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT                                               31

ITEM 10.EXECUTIVE COMPENSATION                                               32

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                                    33

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       34

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K                                     36

SIGNATURES                                                                   37

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT AND ORGANIZATION

     Ten Stix Inc. was incorporated on January 10, 1996 under the laws of the State of Colorado to engage in the design, development and marketing of unique card games, of which some are derived from Native American heritage, and other gaming products for the gaming industry. The Company named itself "Ten Stix" based on its most popular and creative product known as "Ten Stix 21" (currently being marketed and referenced herein as "Ten to Win"). The Company has designed and developed certain card games, which are currently being marketed to casinos located in the States of California, Colorado, Kansas, New Mexico, Nevada, South Dakota and Wisconsin.

     The Company's principal executive offices are located at 3101 Riverside Drive, Idaho Springs, Colorado 80542. Its telephone number is (303) 567.0163 and its facsimile number is (303) 567.0163.

     As of the date of this Annual Report, the Company has generated little revenues. Since inception, the Company has incurred approximately $67,500 in salaries-product development expenses, which includes research and development expenses relating to the design and development of the Company's gaming products. The Company's auditors, Comiskey & Company, have expressed doubt about the Company's ability to continue as a going concern, as evidenced in the auditor's report to the Financial Statements. See "Item 7. Financial Statements".

PRODUCTS AND CURRENT STATUS

     The Company has designed and developed a line of card games and other gaming products for the gaming industry. There are two types of gaming products that the Company has designed and will distribute and market. One type of gaming product is the "table game with electronics", which includes Ten to Win and Shotgun 21. Both the Ten to Win and Shotgun 21 card games utilize an electronics system that was designed and developed by the Company and which provides, among other things, the managers of casinos with an accounting system allowing for real-time win/loss statistics. The basic unit hardware is the same for the two card games, although the Shotgun 21 electronics system has certain modifications and will perform more sophisticated functions. The other type of gaming product is a "layout game", which includes all of the other gaming products. The other gaming products of the Company utilize a tablecover or layout with no electronic system. The Company offers no warranty pursuant to the sale or lease of any of its gaming products.

     As of the date of this Annual Report, the Company has generated insignificant revenues from the sale of its gaming products. Management believes that there are certain material factors applicable to all of the Company's products, which are relevant to commencement of generation of revenues, as follows: (i) adequate capital required to fund operational expenses, which directly and adversely affects travel associated with the market and distribution of products; (ii) state approval of the specific game being marketed; (iii) slow delivery of and/or back-ordered parts associated with particular games. Together with the specific material factors listed under the description of each gaming product, management believes that all such material factors have been disclosed pertaining to the timing of bringing each product to market and commencement of generation of revenues.

     Ten to Win

     The Company, through its founders and officers/directors, Messrs. Thomas Sawyer and Tony Cranford, has completed the design and development of its first and most creative gaming product called "Ten to Win". Based on market testing conducted by the Company and the popularity of and acknowledgment by casinos, particularly Native American casinos, of Ten to Win at gaming shows, management believes that Ten to Win will be the Company's most marketable product. Although the Company has not generated any revenues from the distribution and sale of its gaming products including Ten to Win, management believes that it will be able to successfully market and sell Ten to Win.

     Ten to Win is a Class II (i.e., a game where the players bank all funds and the casino takes a fee for the use of the game) and a Class III game (i.e., a game where the casino banks all funds and takes all the risk in the outcome of the game). The difference between a Class II and a Class III game is generally that in a Class II game the casino does not act as the bank and merely takes a percentage override or an hourly fee, i.e., the casino does not lease or win any money from the card hands because the players take turns putting up the bank and thus assuming the risk of loss. Management believes that no marketing advantages exist relating to classification of a game as either a Class II or a Class II game. Ten to Win can be classified as both a Class II and a Class III game because it is based and played as a blackjack bonus system. If a casino plays Class II games, Ten to Win will be classified as a Class II game. If a casino plays Class III games, Ten to Win will then be classified as a Class III game. Management believes that Ten to Win will primarily be marketed and used in casinos playing Class III games. Management further believes, however, that utilization of both classifications for Ten to Win provides an advantage because of the potential increase in the number of casinos to which Ten to Win may be marketed.

     Ten to Win is played on a Blackjack table with a special layout. Seven positions are used around the table together with a six-deck shoe. The game is played like Blackjack, however, the object is not only to win wagers but also to collect ten Stix cards for a bonus prize. When a player is dealt a Stix card, the player can either count it as 10 points and keep playing or trade it in to the dealer and get the next card out of the shoe. There is an electronic tracking system for each player position for the number of ten Stix they have collected, and Stix may not be transferred between these positions or tables. When a player leaves the table, the player looses the Stix that they had accumulated.

     Management believes that a player's excitement and interest in playing Tex to Win increases depending upon the different prizes being offered by the casinos and the player's respective wagers. When a player has accumulated only one or two Stix compared to a player who has accumulated eight or nine Stix, the player strategies vary creating an exciting and challenging game for all involved.

     The electronic system used in conjunction with Ten to Win is comprised of a "Ten to Win" sign, a dealer control box and seven player boxes. It is an accounting system that awards prizes. When a player receives a "stix" card, he has the opportunity to play the card or trade it to the dealer for a "ten stix light". The object of the game is for the player to win his blackjack wagers and build up ten stix lights to receive a bonus prize. Each time a player receives a stix light, the dealer uses the control box and turns on one of lights. When the player receives the tenth stix light, the player gets to electronically spin for their prize. When activated from the dealer's control box, the player pushes the button on their box, which randomly spins and stops on the winning prize.

     A Ten to Win sign is set up with adjustable prize amounts. The electronic system is then operated by placing a small box in front of the player's seat. The box has ten stix lights together with a spin button. The dealer turns on the respective player's stix lights to add or subtract lights as necessary. When a player leaves the table, all stix lights are taken away and the next player starts at zero.

     Management of the Company believes that the basic odds of Blackjack change very little for the casino that is offering Ten to Win. The casino that offers Ten to Win at their tables benefits because the players tend to spend more money at the tables to collect Stix, even if the cards are not running in their favor. Management believes that casinos have determined that it is difficult for a player to walk away from a table when that player has already invested in collecting a group of Stix.

     The casinos can change the prizes daily to stimulate more play on slower days, such as offering larger prizes on weekdays than on weekends. The variations for the casinos are innumerable, including linking tables together in a pit for an even bigger prize. Management believes that the variations in offering Tex to Win are numerous when used by the casinos.

     As of the date of this Annual Report, the Company continues to market Ten to Win at gaming shows and to casinos, but has not generated any revenues. Management anticipates that the Company will commence generating revenues from the distribution and sale of Ten to Win by approximately fourth quarter 2002 based on certain material factors: (i) timing of installation of the electronic system, which is now complete; (ii) acquisition of a testing site for the working model which is currently in place to be used for demonstration purposes,
(ii) determination by management of those states in which to market Ten to Win, of which the Company has received approval for play from California and New Mexico, (iii) commencement of such marketing, and (iv) introduction of Ten to Win at trade shows. See "Item 1. Description of Business - Customers and Marketing".

     Bet the House

     Prior to the Company's incorporation, Mr. Tony Cranford created and designed a card game called "Bet the House". Bet the House is a Class III game in which the player can play regular blackjack or place side bets on the outcome of the dealer's hand, i.e. how many cards the dealer ends up with, if the dealer's hand is an even or odd number, or if the dealer's hand is all red or all black. It is played together with a table that is similar to a roulette game table, which is placed next to the blackjack betting spot. This is where the player places the side bets. As of the date of this Annual Report, Bet the House has been approved by the Gaming Control Board in the State of Nevada for distribution and operation.

     On approximately October 16, 2000, Mr. Cranford filed a provisional patent application with the United States Patent and Trademark Office, application number 60/240.091, for protection of Bet the House. As of the date of this Annual Report, the U.S. Patent and Trademark Office has not issued a patent on Bet the House. See "Item 1. Description of Business - Patents, Copyrights and Trademarks".

     Pursuant to an assignment agreement between the Company and Mr. Cranford dated January 19, 2001 (the "Cranford Assignment Agreement"), Mr. Cranford assigned all of his right, title and interest in Bet the House, including his rights to the provisional patent application no. 60/240.091, to the Company. In accordance with the terms and provisions of the Cranford Assignment Agreement, the Company agreed to pay Mr. Cranford (i) for a period of six months a monthly royalty fee of $175.00 for each Bet the House game that the Company leases to a third party during the six month period, and (ii) an aggregate purchase price of either (a) an amount to be calculated by multiplying the average monthly gross revenues generated by the Company for each Bet the House game leased during the six month period by three (3), or (b) $30,000, whichever is greater. The terms of Cranford Assignment Agreement further provide that such aggregate purchase price may be paid by the Company to Mr. Cranford on a monthly basis or in one aggregate payment, with such aggregate purchase price to be paid in full no later than March 31, 2002.

     As of the date of this Annual Report, Mr. Cranford has not received any payments from the Company and has agreed to extend such payment date to September 30, 2002. Management has not determined the manner of payment to be made to Mr. Cranford and may not make such determination until the Company is adequately funded and several Bet the House games have been successfully marketed generating revenues. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation - Material Commitments" and "Item 12. Certain Relationships and Related Transactions."

     As of the date of this Annual Report, the Company has not generated any revenues from the sale or distribution of Bet the House. Management anticipates that the Company will commence generating revenues from the distribution and sale of Bet the House by approximately June 2002 based on certain factors including, but not limited to, the (i) determination by management of those states in which to market Bet the House, (ii) commencement of such marketing, and (iii) introduction of Bet the House at trade shows. See "Item 1. Description of Business - Customers and Marketing".

     Shotgun 21

     The Company is currently in the process of completing the design and development of a card game called "Shotgun 21". Shotgun 21 is a Class III game and is also similar to Blackjack with two separate hand betting fields per player and bonus prizes, which encourage extended play. Management of the Company believes that Shotgun 21 presents the most sophisticated electronics available to the table game industry and provides, among other things, an accounting system allowing for real-time win/loss statistics.

     The electronic system used in conjunction with Shotgun 21 is comprised of a dealer control box, a special layout or table top and six sensors. Players play blackjack in the betting spaces that are set up like the barrels of a shotgun with sensors on the top of the sight. The player places his wager(s) in one or two of these circles. In addition, the player may wager an extra dollar by placing it his sensor. At the beginning of each game, the dealer pushes a start button on the dealer control box. This activates the sensors and shows on the dealer control box whether or not a player made the extra dollar wager. At the same time, the electronic system picks a dollar prize amount (within predetermined parameters) and a card. Players who wagered the extra dollar have an opportunity to win a portion of the selected dollar prize if their first two cards match the card that has been chosen by the electronic system.

     As currently being designed and developed, Shotgun 21 will contain eight languages, twelve different money conversions, calculate its own royalty obligations, have remote shut down for non-payment of royalties, and can compute prizes by linking tables within a casino and among tables at other local casinos. Management believes that the characteristics of Shotgun 21 ultimately will expand game interest.

     The table layout may be purchased by the Company from a number of companies that manufacture such layouts. As of the date of this Annual Report, the Company has not engaged in any contractual relations regarding the purchase of the table layout.

     Management of the Company had previously made a strategic business decision to hold introduction of Shotgun 21 into the marketplace until the patent infringement case brought against the Company and others, alleging the Company's product Shotgun 21 infringed upon certain existing patents, was resolved. The Company reached a settlement agreement pursuant to which it was dismissed from the suit. As of the date of this Annual Report, the Company has no further liability in the suit in accordance with the settlement agreement and any associated license agreements are null and void. Management of the Company believes that the terms of any license agreement, if applicable, would not be restrictive or unduly burdensome, and would be immaterial to the total business operations of the Company.

     Management is currently contemplating the introduction of Shotgun 21 into the marketplace after completion of certain final modifications to the system, which may occur by approximately fourth quarter 2002. There has been no previous or current interest expressed by any casino for leasing of the product Shotgun
21. In the event Shotgun 21 is successfully marketed, management of the Company believes that any such revenues generated would represent a small portion of the aggregate revenues anticipated to be realized from the marketing and distribution of all of the Company's products. See "Item 3. Legal Proceedings."

         Ten Stix Video

         The Company has designed and developed a video version game of Ten Six 21 called the "Ten Stix Video" for use in slot machines. In the Ten Stix Video, the player accumulates bonus points as the slot machine is played until a total of ten points are reached. The slot machine then pays an additional "bonus jackpot". Management believes that the attraction for the player is the bonus for staying at the slot machine and a sense of competition in attempting to race to get the ten points. Management further believes that the attraction for the casino is having constant play on a slot machine utilizing the Ten Stix video game. As of the date of this Annual Report, the Company has completed testing the Ten Stix Video in several slot machines located in casinos in the State of California and management intends to make necessary product modifications. Therefore, management does not anticipate generation of revenues during fiscal year 2002 from the marketing and sale of Ten Stix Video.

         The Company is also designing and developing Ten Stix pull tabs, which will generally follow the same format as the Ten Stix card game.

     Other Products

     The principals of the Company have recently assigned certain rights in gaming products to the Company. As of the date of this Annual Report, the Company has the rights to distribute and market certain gaming products, all of which are listed and discussed below. See "Item 1. Description of Business - Customers and Marketing" and "Item 12. Certain Relationships and Related Transactions".

     Bonus 6. The Company has the distributorship rights to market a card game called "Bonus 6". Bonus 6 is a Class III game and is a five-card stud game. Bonus 6 requires that the players pay a fee, which gives the player a second chance to win. If the player does not have a winning hand that starts at a pair of 6s or better, the player may then buy a sixth card to possibly turn a loosing hand into a winning hand.

     Prior to the Company's incorporation, Mr. Thomas Sawyer together with other individuals created and designed a card game called "Bonus 6". On approximately October 13, 1997, the board of directors of the Company held a special meeting in which it was decided that the Company was not interested in acquiring or marketing Bonus 6. Therefore, Mr. Sawyer in his individual capacity entered into a distribution agreement with Tom Perkins, the owner of Bonus 6, for the distribution rights of Bonus 6 (the "Distribution Agreement"). Pursuant to the terms of the Distribution Agreement, Mr. Sawyer was responsible for all marketing costs and received 35% of gross revenues generated from the sale of Bonus 6 to casinos. Mr. Sawyer individually proceeded to market and distribute Bonus 6 to casinos located within Colorado. During fiscal years 1999 and 2000, the income generated by Mr. Sawyer from the marketing and sale of the Bonus 6 game to casinos in Colorado were approximately $21,900, respectively.

     Therefore, the Company and Mr. Sawyer entered into an assignment agreement dated December 28, 2000 (the "Sawyer Assignment Agreement") in which (i) Mr. Sawyer agreed to gift and grant to the Company his distribution rights under the Distribution Agreement to market and distribute Bonus 6 within the United States, excluding the State of Colorado, and (ii) the Company agreed to assume Mr. Sawyer's obligations under the Distribution Agreement as such obligations pertain to the marketing and distribution of Bonus 6 within the United States, excluding the State of Colorado. See "Item 12. Certain Relationships and Related Transactions."

     As of the date of this Annual Report, the Company has generated revenues from its distribution rights in connection with the marketing of Bonus 6 to casinos located in South Dakota. Management anticipates that the Company will generate further revenues by approximately fourth quarter 2002 from the distribution and marketing of Bonus 6 in additional states based on certain material factors: (i) determination by management of those states in which to market Bonus 6, of which the Company has received approval for play from Colorado, California, Nevada, New Mexico and Mississippi, (ii) complete installation of Bonus 6 in casinos, (iii) introduction of Bonus 6 at trade shows, which included the Indian Gaming Exposition in Palm Springs during January 2001, and (iv) successful results from testing and private showings, which currently includes a test at the Stardust Casino in Las Vegas, Nevada, and a previous private showing at Station Casinos during June 2001. As of the date of this Annual Report, lease agreements with casinos located in South Dakota have been executed. Approval from South Dakota has taken approximately two years and was received in June 2001. See "Item 1. Description of Business - Customers and Marketing".

     Push Your Luck. The Company has the distributorship rights to market a card game called "Push Your Luck". Push Your Luck is a Class III game in which the player is provided with optional betting on pushes.

     On approximately November 13, 2000, the Company and Long Games, Inc. ("Long Games") entered into an agreement in which Long Games agreed to grant to the Company non-exclusive distributorship and representation rights to its patented card game known as "Push Your Luck". The provisions further provide that Long Games will pay to the Company at least 40% of all leased revenues derived from the "Push Your Luck" game distributed and sold by the Company.

     As of the date of this Annual Report, the Company has not derived any revenues from the distribution and sale of the Push Your Luck card games. Since Push Your Luck has received approval for play from several states, management anticipates that by approximately fourth quarter 2002, the Company will commence generation of revenues from such sales if there is sufficient capital available to fund marketing and operational expenses. See "Item 1. Description of Business
- Customers and Marketing".

     Catalina Dice. The Company also has the distributorship rights to market a patented table game called "Catalina Dice". Catalina Dice is a Class III game which is a version of craps.

     On approximately November 13, 2000, the Company entered into an agreement with John P. Bonito, the owner of Catalina Dice (the "Catalina Dice Agreement") in which the Company was granted non-exclusive distributorship and representation rights to Catalina Dice. The provisions of the Catalina Dice Agreement further provide that Catalina Dice will pay to the Company (i) an amount equal to 40% of all revenues generated from the lease of Catalina Dice in which the Company sold, trained and installed Catalina Dice; and (ii) an amount equal to 25% of all revenues generated from the lease of Catalina Dice which were derived from contracts made by the Company.

     As of the date of this Annual Report, the Company has not derived any revenues from the distribution and lease of Catalina Dice. Since Catalina Dice has received approval for play from Nevada, Iowa and New Mexico, management anticipates that by approximately fourth quarter 2002, the Company will commence generation of such revenues if there is sufficient capital to fund marketing and operational expenses. See "Item 1. Description of Business - Customers and Marketing".

     Pro Shuffle. On approximately May 1, 2001, the Company and Summit International Group, Inc., a Colorado corporation ("Summit") entered into an asset purchase agreement (the "Asset Purchase Agreement"). Under the terms of the Asset Purchase Agreement, the Company acquired from Summit (i) all of Summit's right, title and interest to U.S. Patent No. 5,718,427 regarding a card shuffling device marketed by Summit under the name "Pro Shuffle"; (ii) all Pro Shuffle devices, parts, inventory and equipment related to the manufacturing and assembly of the Pro Shuffle; (iii) all contracts related to the Pro Shuffle;
(iv) all accounts receivable arising out of the sale or lease of the Pro Shuffle; (v) two promissory notes made by Mr. Tony Cranford, one payable to Summit in the approximate amount of $2,500.00 and one payable to Phil Lacerte in the approximate amount of $6,000.00; (vi) two Blackjack tables located in Las Vegas, Nevada; and (vii) all other business assets located in Colorado (of which no material assets were actually acquired).

     Under the terms of the Asset Purchase Agreement, the Company assumed (i) on the part of Summit a liability to Xpectra of up to an aggregate amount of $110,000.00 related to fifty updated Pro Shuffle devices and parts; and (ii) two liabilities owed by Summit to Jerry Delferro and Dick Stewart in the approximate amount of $3,000.00, respectively. Pursuant to further terms of the Asset Purchase Agreement, the Company agreed to (i) pay the amount of $300,000.00 to Summit as evidenced by the execution of two promissory notes, one payable to Summit in the amount of $220,000.00 and the other payable to Michael Humecki in the amount of $80,000.00; and (ii) surrender to Summit all of the shares of common stock of Summit held of record by Mr. Sawyer and Mr. Cranford, respectively (an approximate 10% equity interest each).

     In order to facilitate consummation of the Asset Purchase Agreement, an agreement was entered into dated May 1, 2001 among the Company, Thomas Sawyer, Tony Cranford, Michael Humecki, P. Chad Lacerte, Roger Adams, and Summit (the "Agreement"). The purpose of the Agreement was to resolve any and all claims, counterclaims and defenses that Messrs. Humecki, Lacerte and Adams may have against Summit pursuant to ongoing litigation. According to the terms of the Agreement, the parties agreed that (i) the Company would acquire from Mr. Humecki his 10.04% equity interest in Summit (which was returned to Summit);
(ii) the Company would pay Mr. Humecki $100,000, with $20,000 paid by Summit upon execution of the Agreement and $80,000 evidenced by a promissory note;
(iii) the Company would sign a security agreement for the benefit of Mr. Humecki as security for the payments under the promissory note; and (iv) Messrs. Humecki, Lacerte, Adams and Summit would waive and release all claims, counterclaims, causes of action and demands, known or unknown, that they have or may claim to have against each other. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation - Material Commitments" and "Item 12. Certain Relationships and Related Transactions".

     As of May 2001, the marketing and sale of the Pro Shuffle generates approximately $5,600 in monthly revenue; however, the Company pays debt service of $2,800 monthly in accordance with the terms of the above-described notes.

CONTRACTUAL RELATIONS

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

     Subsequently, the Company was dismissed as a party defendant to the Lawsuit. Thus, the Company and Mikohn, BCD Mecanique Ltd. ("BCD"), DEQ Casinos, Ltd. ("DEQ") and Amusements "Extra" Inc. ("AEI") entered into an amended memorandum of agreement dated September 23, 1998 (the "Memorandum Agreement"). The Memorandum Agreementprovided that (i) during litigation of the Lawsuit, Mikohn would grant to the Company a license allowing the Company to continue to manufacture, use, operate, sell and/or lease the Company's products, which allegedly infringed upon Progressive's patents, in exchange for payment by the Company of a royalty fee; and (ii) in the event the remaining defendants to the Lawsuit were successful, the Company would be released from such contractual obligations and any further liability.

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

     As of the date of this Annual Report, the Company is not a party to any other material contracts with third-parties involving the design, manufacture or marketing of its gaming products other than those contractual relations previously disclosed. See "Item 3. Legal Proceedings".

CUSTOMERS AND MARKETING

     Customers

     The Company anticipates marketing its gaming products to casinos located within the States of California, Colorado, Kansas, New Mexico, Nevada, South Dakota and Wisconsin. As of the date of this Registration Statement, contract proposals with approximately six casinos are pending. Customers for the Company's gaming products are primarily casinos. The Company's current market concentration has been in the State of Colorado due to existing relationships with certain clients. Management's primary objective is to continue to successfully penetrate the Colorado market, and by approximately June 2002 further its penetration in the marketplaces of the States of New Mexico, Nevada, South Dakota and Wisconsin and strengthen its marketing campaign in the States of California.

     During fiscal year ended December 31, 2001, the Company generated $46,470 in total revenues. During fiscal year ended December 31, 2000, the Company did not generate any revenues.

     During fiscal year 1999, the Company received revenues from the lease of one of its products, Hold'em 88, to casinos located in Colorado. However, changes in Colorado's rules and regulations during 1999 pertaining to the gaming industry resulted in the legalization of many other different types of games. Thus, since Hold'em 88 had originally been designed in accordance with Colorado's prior rules and regulations, it had a distinct market disadvantage when other gaming products were legalized. Hold'em 88 was replaced with other gaming products by casinos in Colorado. Therefore, the Company did not generate any revenues from the lease or sale of its products during fiscal year 2000, but focused on the design and development of its other gaming products. During fiscal year 2001, the Company received revenues from the lease of one products and from the Pro Shuffle.

     Marketing of Gaming Products

     There are two types of gaming products that the Company has designed and will distribute and market. One type of gaming product is the "table game with electronics", which includes Ten to Win and Shotgun 21. Management believes that the table game using an electronic system, such as Ten to Win and Shotgun 21, will generally be leased by casinos on a monthly basis at the rate of approximately $600.00 and $800.00, respectively. However, in the alternative, Ten to Win and Shotgun 21 can be purchased by a casino at the approximate price of $5,000.00, plus royalty fee, and $10,000.00, plus royalty fee, respectively.

     The other type of gaming product is a "layout game", which includes all of the other gaming products. The layout game is a table game utilizing a tablecover or layout with no electronic system. Management believes that the layout games will typically be leased on a monthly basis at approximately $400.00 per month.

     In general, the marketing of Ten to Win and the Company's other gaming products will involve implementation of either a sales agreement or a leasing arrangement with a third party.

     The Company's gaming products may be subject to approval by state regulatory agencies prior to distribution and marketing the games. State regulations vary regarding which gaming products may be played in that respective state. In general, the Company is required to apply to the respective state regulatory agency for verification that the game is legal under the state's laws and for approval to distribute and market such game. Management believes that in general such approvals are rarely denied by the respective state regulatory agencies, unless the particular game is not legal in that state. See "Item 1. Description of Business - State Gaming Regulation/Federal Legislation" The table below identifies and lists each of the Company's gaming products, the applicability of state regulatory requirements in each state where the Company is or will be distributing and marketing the respective game, and the current status of the regulatory process.


--------------------------------------------------------------------------------
                                                 States and Status of
Gaming Product                                    Regulatory Approval
--------------------------------------------------------------------------------

                        CA       CO       KN       NM      NV       SD      WI

Ten to Win             (1)                (3)      (1)     (2)      PA*    PA(4)
-------------------------------------------------------------------------------

ShotGun 21             (1)      PA(5)     (3)      (1)     (2)      (3)     Not
                                                                           Legal
--------------------------------------------------------------------------------

Bet the House          (1)      PA       PA       (1)      (2)      PA      Not
                                                                           Legal
--------------------------------------------------------------------------------

Bonus 6                (1)      A**      A        (1)      (2)      A       Not
                                                                           Legal
--------------------------------------------------------------------------------

Push Your Luck         (1)      PA       (3)      (1)      (2)     (3)      Not
                                                                           Legal
--------------------------------------------------------------------------------

Hold'em 88             (1)      A        (3)      (1)     (3)      A        Not
                                                                           Legal
--------------------------------------------------------------------------------

Catalina Dice          Not      Not      (3)      (1)      (2)     Not      Not
                      Legal    Legal                              Legal    Legal
--------------------------------------------------------------------------------

Pro Shuffle            (6)     (6)       (6)      (6)      (6)     (6)      (6)
--------------------------------------------------------------------------------
*Pending Approval
**Approved

(1) As of the date of this Annual Report, neither the State of California nor New Mexico has any rules or regulations regarding licensing of the Company's gaming products. Therefore, all of the Company's gaming products, with the exception of Catalina Dice, can be played in the State of California and New Mexico without state regulatory approval. Dice and roulette games, such as Catalina Dice, are not legal in California.

(2) As of the date of this Annual Report, the State of Nevada has rules and regulations which provide that the gaming products of the Company may be distributed and marketed without prior licensing but with state approval. Bet the House, Bonus 6, Push Your Luck and Catalina Dice have all been approved by the State of Nevada.

(3) As of the date of this Annual Report, management of the Company has not pursued applications for approval and/or licensing.

(4) In the State of Wisconsin, management believes that state regulatory approval may not be obtainable until the laws governing blackjack gaming in Wisconsin are changed.

(5) In the State of Colorado, management believes that state regulatory approval will be obtained by approximately fourth quarter 2002.

(6) Approved and generating revenues.

--------------------------------------------------------------------------------

     Marketing Strategy

     The Company intends to seek to capture market niches in the gaming industry within the States of California, Colorado, Mississippi, Nevada, New Mexico, South Dakota and Wisconsin. Although the Company's principal office is located within the State of Colorado, management believes that the market in Colorado is limited for the Company's gaming products. Therefore, management intends to move into the marketplaces of primary states such as New Mexico, Nevada, California,

Kansas and Wisconsin. By fiscal year ended 2002, management intends to commence marketing its gaming products in foreign countries, such as Africa, Canada, South America, Caribbean Islands and Southeast Asia, which have legalized gaming.

     As of the date of this Annual Report, the Company is currently focusing on marketing its gaming products within the States of Colorado, New Mexico, Nevada, California, Kansas and Wisconsin by (i) implementation of sales trips and contacts by independent commissioned representatives, (ii) use of direct mail, trade publications and press releases for advertising of the gaming products, and (iii) attendance and display of the gaming products at well-known gaming trade shows and/or conferences. The Company intends to market its gaming products through the use of direct sales and independent commissioned representatives. To aid in the marketing of its gaming products, the Company intends to utilize several marketing approaches including advertising in trade publications, submitting press releases, and continuing its participation in trade shows. The Company's services and gaming products are also electronically advertised on the Company's web page at www. Ten Stix.com.

     The Company will continue to emphasize use of press releases and independent commissioned representatives in its marketing efforts. Management currently anticipates that participation in trade shows, particularly the World Gaming Show, will be a significant source for marketing the Company's products. There are approximately six annual major trade shows that the Company participates in. This includes the largest show, the World Gaming Show, that is held annually in Las Vegas, Nevada during September/October. During the 2000 World Gaming Show, management anticipates that over 20,000 key gaming executives, casino managers and supervisors attended. The Company obtained approximately 80 leads and introductions for its various products from U.S. and international casinos. Management is currently negotiating with several of these contacts. The Company also maintained a booth at the Southern California Gaming Show held January 14/15, 2001 in Palm Springs, California. Management believes that the Southern California Gaming Show is very important to the Company due to the legalization of gaming on Native American reservations located in the State of California. Management intends to direct a significant portion of its marketing efforts toward market penetration in the States of Nevada, New Mexico and California, with continued emphasis on the State of Colorado.

EMPLOYEES AND CONSULTANTS

     As of the date of this Annual Report, the Company does not employ any persons on either a full-time or a part-time basis. The Company's President and Vice President are primarily responsible for all day-to-day operations of the Company. Other services, including sales representatives, will be generally provided by outsourcing and contractual arrangements. As the need arises and funds become available, management may seek to hire employees as necessary in the best interests of the Company.

STATE GAMING REGULATION/FEDERAL LEGISLATION

     State Gaming Regulation

     The Colorado Gaming Commission and similar commissions in other states have adopted general rules and regulations governing the operation of gaming establishments and/or governing stock ownership of and reporting by public companies engaged in gaming activities. The Colorado Gaming Commission's rules and regulations are extensive and any violations thereof could subject the

Company's proposed operations to materially adverse consequences. The Company and its key personnel are required to hold various gaming licenses; their failure to obtain or retain a license could have a material adverse effect on the Company. Generally, the Colorado Gaming Commission has broad discretion in granting, renewing and revoking licenses. Gaming licenses and related approvals are deemed to be privileges under Colorado law, and no assurance can be given that any new license, permits or approvals that may be required in the future will be given or that existing ones will be renewed or will not be revoked. Regulatory changes or increases in applicable taxes or fees in Colorado could have a material adverse effect on the Company.

     The Company's gaming products may also be subject to approval by other state governmental authorities prior to distributing and marketing the games. State regulations vary regarding which gaming products may be played in that respective state and the betting limitations. As of the date of this Annual Report, neither the State of New Mexico nor California have any rules or regulations applicable to the licensing of the Company's gaming products prior to distribution and marketing. Casinos in New Mexico or California are located on Native American reservations and therefore operate under state compacts. In the states which have adopted such rules or regulations, in general, the Company is required to apply to the respective state regulatory agency for verification that the game is legal under the state's laws and for approval to distribute and market such game. In connection with obtaining such a license, management believes that most state regulatory agencies require a background check on and approval of any shareholder owning over a five percent (5%) equity ownership interest before a license will be granted. See "Item 1. Description of Business
- Customers and Marketing".

     Federal Legislation

     As of the date of this Annual Report, the Company is not subject to existing federal governmental regulation, such as the Gambling Devices Act of 1962 and the Gambling Devices Transportation Act, which regulates the transportation of gaming devices within the United States. Any such legislation, if applicable, could have a material adverse effect on the Company's business or results of operation. Moreover, during 1996, President Clinton signed a bill creating the National Gambling Impact and Policy Commission, which conducted a comprehensive study of all matters relating to the economic and social impact of gaming in the United States. The legislation provided that the commission issue a report to the President and Congress containing its findings and conclusions. Any such commissions created under future federal legislation which recommend legislation and administrative actions regarding the gaming industry, if enacted into law, could adversely impact the gaming industry and have a material adverse effect on the Company's business or results of operation. Moreover, from time to time, certain federal legislators have proposed a federal tax on gaming revenues. Any such tax, if imposed, could also have a material adverse effect on the Company's business or results of operations.

PATENTS, COPYRIGHTS AND TRADEMARKS

     The Company's gaming products have or may have varying degrees of protection from issuance of patents, copyrights and trademarks. Management believes that certain of the Company's gaming products either have electronic systems that may be patented or a layout that may be copyrighted.

     Patent Application

     The Company filed a patent application with the United States Patent and Trademark Office for patent protection of its "lighting" invention (the "Patent Application"). Pursuant to the letter of understanding dated September 23, 1998 between the Company and BCD, the Company assigned to BCD its rights in the "continuation-in-part" under the Patent Application regarding the lighting invention in all countries except for the United States. The parties agreed that if the Company does not first receive the U.S. lighting patent and BCD does receive such patent protection from the U.S. Patent and Trademark Office, BCD will allow the Company to have exclusive rights to such lighting patent in the United States. As of the date of this Annual Report, neither the Company nor BCD have received any notice regarding its application for "lighting" protection. Therefore, on approximately February 11, 2002, a notice of appeal was filed with the U. S. Patent and Trademark Office on behalf of the Company. Management of the Company believes that such patent will be granted by approximately fourth quarter 2002. In the event the Company does not first receive the U.S. lighting patent nor the exclusive rights from BCD to such lighting patent, management does not believe that this would have a material or adverse effect on the business operations of the Company or the manufacture or marketability of its gaming products. See "Item 3. Legal Proceedings".

     Other Applications

     The Company has sought protection of its various products through application for trademark and copyright registration. In general, a "trademark" is a distinctive word, phrase, logo, graphic symbol or other device that is used to identify the source of a product and to distinguish a product from anyone else's. As a general rule, trademark law confers legal protection to names, logos and other marketing devices that are distinctive. The Company sought trademark protection of "Ten Stix 21" in order to identify its product in the marketplace to prevent consumer confusion and to protect the means it chose to identify its product against use by competitors.

     In general, a copyright gives the owner of a creative work the right to keep others from using the work without the owner's permission. In general, a creative work must meet three criteria to be protected by copyright: (i) it must be original; (ii) it must be fixed in a tangible medium of expression; and (iii) it must have at least some creativity, i.e. produced by an exercise of human intellect. The Company sought copyright protection of the table game design of "Ten Stix 21".

     Ten Stix 21. The U. S. Patent and Trademark Office has issued to the Company a Certificate of Registration, No. 2,092,620, dated September 2, 1997 for the trademark "Ten Stix 21", which registration will remain in full force and effect for a period of ten years. Management of the Company must comply with certain rules and regulations pertaining to the issuance of such registration of the trademark. Such registration will be canceled after six years by the Commissioner of Patents and Trademarks unless, before the end of the sixth year following the date of September 2, 1997, management files an affidavit of continued use. Moreover, such registration will expire ten years following the date of September 2, 1997 unless management files an application for renewal of the registration. There is no assurance that the U.S. Patent and Trademark Office will grant such renewal of registration.

     The United States Copyright Office issued to the Company a Certificate of Registration dated January 29, 1996, which registration will remain in full force and effect for a period of twenty-one years. Such registration applies to the table game design of "Ten Stix 21".

     Management of the Company believes that the copyright and trademark protection for "Ten Stix 21" provides adequate protection for the game "Ten Stix 21". Even though such copyright and trademark for "Ten Stix 21" has been issued to the Company, there is no assurance that such copyright and trademark will not be attacked by third parties or that, if any such attack were made, it would not be successful. The costs in defending such copyright or trademark or prosecuting a copyright or trademark infringement action could be substantial. See "Item 3. Legal Proceedings".

     Pro Shuffle. Pursuant to the Asset Purchase Agreement, the Company acquired from Summit all of its right, title and interest to U.S. Patent No. 5,718,427, which is a patent issued on February 17, 1998 by the U. S. Patent and Trademark Office covering a card shuffling device marketed by Summit under the name "Pro Shuffle". The Pro Shuffle patent has been issued for a term of twenty (20) years from the date of filing and expires on September 20, 2016 and may not be renewed. Maintenance fees must be paid by the Company to maintain the patent in force throughout its life and are payable three times as follows: (i) February 2001 through February 2002; (ii) February 2005 through February 2006; and (iii) February 2009 through February 2010. There is no assurance that the Company will have sufficient funds to pay the maintenance fees. In the event the Company fails to timely pay such maintenance fees, the patent may be canceled.

     Even though such patent for the Pro Shuffle has been issued, there is no assurance that such patent will not be attacked by third parties or that, if any such attack were made, it would not be successful. The costs in defending such patent or prosecuting a patent infringement action could be substantial. As of the date of this Annual Report, the Company does not have the resources to pursue such an action if necessary.

     Bet the House. Mr. Tony Cranford applied to the U.S. Patent and Trademark Office for patent protection of Bet the House. As of the date of this Annual Report, the Company has not received an order granting a patent. The Company, however, received a provisional patent from the U.S. Patent and Trademark Office which is valid for a period of one year. As of the date of this Annual Report, the Company has filed a patent application with the U.S. Patent and Trademark Office for protection of its "method of play" for Bet the House. Management of the Company believes that such patent will be granted by approximately first quarter 2003. In the event the Company does not receive a patent relating to the "method of play" for Bet the House, management does not believe that this would have a material or adverse effect on the business operations of the Company or the manufacture or marketability of its gaming products.

     As of the date of this Annual Report, the Company has not obtained patent, copyright or trademark registrations for its other games. The Company applied to the U.S. Patent and Trademark Office for registration of "Hold'em 88"; however, on March 13, 1997, the Company was refused registration for such trademark on the basis that it was confusingly similar to the existing registered trademark of "88" for playing cards. At this time, management of the Company does not intend to appeal this finding.

     Although management believes that its other products may be patentable and intends to aggressively pursue obtaining such registrations, there can be no assurance that any such registrations will be issued. In the event such registrations were not issued, management believes that this would not adversely affect the operations of the Company due to the current market identification and portfolio of the Company's other products. As of the date of this Annual Report, management has not taken any steps to apply for such protection of its other products and does not intend to take such steps until approximately June 2002. Therefore, until such time as a patent, copyright or trademark is issued for the Company's other products, the Company will not have the right to bring a patent, copyright or trademark infringement action against a third party which makes a product similar to the Company's.

COMPETITION

     The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants. Ten to Win and other games of the Company will be competing with well-known, established and popular games in the gaming industry. Management believes that the five most successful specialty games in the united States are (i) "Let it Ride" owned by Shufflemaster, (ii) "Three Card Poker" owned by Shufflemaster, (iii) "Carribean Stud" owned by Mikohn, (iv) "Spanish 21" owned by Masgue Publishing, and (v) "War" owned by Bet Technology.

     Although management believes that sufficient demands exist in the gaming markets to support its operations, no assurance can be made to that effect nor can the Company ensure the current growth of the gaming industry in Colorado and other states.

     The Company will compete with other well-known games as well as other forms of gaming operations nationwide. Many jurisdictions may legalize various forms of gaming and wagering that may compete with the Company in the future, such as on-line computer gambling, bingo, pull tab games, card clubs, sports books, telephonic betting on horse racing and dog racing, state sponsored lotteries, video lottery terminals and video poker terminals. Ten to Win and other games of the Company may be integrated into these new forms of gaming and wagering, however, there is no assurance that the Company will be successful.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company does not own any real estate or other properties. The Company's principal office is maintained at 3101 Riverside Drive, Idaho Springs, Colorado 80542, which consists of an office area, a show room and work area, and storage space. The Company leases its office space at no expense from Mr. Tom Sawyer, the president of the Company. Mr. Sawyer holds title to the real property, which is encumbered by a mortgage. The property consists of approximately 1,100 square footage. Management believes that the Company's offices are adequate for its reasonable foreseeable needs. The Company does not intend to acquire any properties at the current date. In the event the Company generates sufficient revenues to adequately fund operational expenses in the future, management intends to enter into a lease arrangement with Mr. Sawyer, which provides for payment of the rental of such premises on terms favorable to the Company as may be obtained from an unrelated third party.

ITEM 3. LEGAL PROCEEDINGS

     During 1997, Progressive Games, Inc. ("Progressive") believed that the Company was infringing upon certain of its products by virtue of the design, manufacture and marketing of the Company's Ten Stix 21 and Shotgun 21 gaming products. Therefore, on approximately November 20, 1997, Civil Action 97-WI-2689-CB, Progressive Games, Inc. v. Amusements Extra, Ten Stix, et. al., was filed in the Federal District Court in Denver, Colorado. This was a patent infringement against the Company and others alleging certain of the Company's products/games infringed upon Progressive's patents (the "Lawsuit").Mikohn Corporation ("Mikohn") purchased Progressive and became a party to the lawsuit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during fiscal year ended December 31, 2001.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     As of the date of this Annual Report, the Company's Common Stock does not trade on any market. Management has filed an application pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934, as amended (the "1934 Exchange Act") with the National Association of Securities Dealers, Inc. (the "NASD") for approval to commence trading the Company's shares of Common Stock on the OTC Bulletin Board. As of the date of this Annual Report, management believes that it will receive such approval by June 1, 2002.

     The markets for equity securities have been volatile and the price of the Company's Common Stock, when it commences trading, could be subject to wide fluctuations in response to quarter to quarter variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company's shares, and other factors. These factors can be expected to affect the market price of the Company's shares of Common Stock when the Company receives the approval by the NASD to trade the Company's shares of Common Stock on the OTC Bulletin.

     As of the date of this Annual Report, there are (i) no shares of Common Stock subject to outstanding options or warrants to purchase or convertible into shares of Common Stock of the Company; (ii)approximately 17,432,288 shares of Common Stock that have been beneficially owned for at least one year and could be sold pursuant to the volume limitations in Rule 144 under the Securities Act of 1933, as amended (the "1933 Securities Act"); and (iii) no shares of Common Stock which are or have been proposed to be publicly offered by the Company.

HOLDERS

     As of the date of this Annual Report, the 17,659,488 shares of Common Stock outstanding were held by approximately 107 holders of record worldwide, including approximately 93 holders of record in the United States.

DIVIDENDS

     The Board of Directors has never authorized or declared the payment of any dividends on the Company's Common Stock nor on the Preferred Stock, and does not anticipate the declaration or payment of cash dividends in the foreseeable future. The Company intends to retain future earnings, if any, to finance operational expenses. Future dividend policies will be subject to the discretion of the Board of Directors and will be contingent upon, among other things, future earnings, the Company's financial condition, capital requirements, general business conditions, level of debt, and other relevant factors. The Company's losses do not currently indicate the ability to pay any cash dividends, and the Company does not indicate the intention of paying cash dividends in the foreseeable future.

SHARE ISSUANCES

     To provide capital, the Company has sold stock in private placement offerings, issued stock in exchange for debts of the Company or pursuant to contractual agreements including, but not limited to, the following:

     (i) On September 30, 2000, the Company completed an offering in which it raised $60,762 under Rule 504 of Regulation D pursuant to which it sold 243,048 shares of Common Stock at $0.25 per share. Of the 243,048 shares of Common Stock sold, 166,448 shares were issued during fiscal year 1999 and 76,600 shares were issued during fiscal year 2000. The per share price of the offering was arbitrarily determined by the Board of Directors based upon potential future earnings, assets and net worth of the Company. The Company issued shares of Common Stock to 82 investors. Of the 82 investors, none were accredited investors as that term is defined under Regulation D. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

     (ii) During December 2000, the Company completed an offering in which it raised $7,000 under Rule 504 of Regulation D pursuant to which it sold 14,000 shares of Common Stock at $0.50 per share. The per share price of the offering was arbitrarily determined by the Board of Directors based upon potential future earnings, assets and net worth of the Company. The Company issued shares of Common Stock to seven investors, none of which were accredited investors as that term is defined under Regulation D. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

   (iii) During December 2000, the Company issued 40,000 shares of its Common Stock at $0.25 per share for an aggregate consideration of $10,000. The Company issued shares of Common Stock to one investor who was not an accredited investor as that term is defined under Regulation D. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 504, of the 1933 Securities Act. The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

     (iv) On January 23, 2001, Messrs. Sawyer and Cranford elected to convert their respective shares of Preferred Stock into shares of Common Stock. The Company issued 7,600,000 shares of Common Stock to Mr. Sawyer and Mr. Cranford, respectively. The securities were issued in reliance upon an exemption from registration provided by Section 4(2) of the 1933 Securities Act. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the conversion of the securities.

     (v) During the first quarter of fiscal year 2001 (prior to April 6, 2001), the Company issued 16,800 shares of its Common Stock at $0.50 per share for an aggregate consideration of $8,400. The Company issued shares of Common Stock to seven investors, none of which were accredited investors as that term is defined under Regulation D. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 504, of the 1933 Securities Act. The investors each executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transactions, and no commissions or other remuneration were paid in connection with the offers and sales of the securities.

     (vi) As of the date of this Annual Report, the Company is engaged in a offering pursuant to which it intends to raise an aggregate of $1,000,000. In accordance with the terms and provisions of the Private Placement Memorandum, the Company is offering and selling 10,000 shares of Series A Convertible Preferred Stock at $100.00 per share. Each share of Series A Convertible Preferred Stock is convertible into two hundred shares of restricted Common Stock at any time after December 31, 2001. As of the date of this Annual Report, the Company has issued two shares of Series A Convertible Preferred Stock to one investor who was not an accredited investor as that term is defined under Regulation D. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the 1933 Securities Act. The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

     As of the date of this Annual Report, the Company has 17,659,488 shares of its Common Stock issued and outstanding and two shares of its Series A Convertible Preferred Stock issued and outstanding. Of the 17,659,488 of the Company's current outstanding shares of Common Stock, 2,000,000 shares are free trading. At such time, the holders may offer and sell these shares of Common Stock at such times and in such amounts as they may respectively determine in their sole discretion.

     When the Company's shares are registered for trading on the OTC Bulletin Board, the holders of free trading Common Stock in the capital of the Company may offer these shares of Common Stock through market transactions at prices prevailing in the OTC market or at negotiated prices which may be fixed or variable and which may differ substantially from OTC prices. The holders have not advised the Company that they anticipate paying any consideration, other than the usual and customary broker's commission, in connection with the sales of these free trading shares of Common Stock. The holders are acting independently of the Company making such decisions with respect to the timing, manner and size of each sale.

     Of the 17,659,488 of the Company's current outstanding shares of Common Stock, 15,659,488 shares are "restricted shares" as that term is defined in the Securities Act and the rules and regulations thereunder. To be eligible for sale in the public market, the holders must comply with Rule 144. In general, Rule 144 allows a person holding restricted shares for a period of at least one year to sell within any three month period that number of shares which does not exceed the greater of 1% of the Company's then outstanding shares or the average weekly trading volume of the shares during the four calendar weeks preceding such sale. Rule 144 also permits, under certain circumstances, sale of shares by a person who is not an affiliate of the Company and who has satisfied a two year holding period without any volume limitations, manner of sale provisions or current information requirements. As defined in Rule 144, an affiliate of an issuer is a person who, directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, such issuer, and generally includes members of the Board of Directors. Sales pursuant to Rule 144 or otherwise, if in sufficient volume, could have a depressive effect on the market price of the Company's securities. Moreover, the possibility of such sales may have a depressive effect on market prices.

     To date, no subsequent sales of restricted shares of Common Stock have been made.

TRANSER AGENT

     The transfer agent and registrar for the Company is ComputerShare Investor Services, P.O. Box 1596, Denver, Colorado 80201, telephone number (303) 984-4100.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

     This section should be read in conjunction with the Company's Financial Statements included herein. See "Item 7. Financial Statements".

GENERAL

     Since inception, the Company has focused primarily on the research, development and design of the its products, and generated minimal revenues. Since inception, the Company has incurred approximately $67,500 relating to salaries - product development expenses. During prior fiscal years, the principals of the Company invested personal funds and arranged for loans and/or lines of credit from private lenders to support the business operations of the Company.

     Management of the Company believes that future sales of Ten to Win and related products to the casinos in the State of Colorado will be an important line of business for the Company for the next several years, however, management intends to pursue the marketplaces of several other primary states. It is anticipated that the Company will derive its revenues principally from the marketing and sale of Ten to Win and other related products to casinos generally located in the States of California, Colorado, Kansas, New Mexico, Nevada, South Dakota and Wisconsin. Management anticipates that Ten to Win will be leased for approximately $600.00 per month or sold for approximately $5,000.00 plus a royalty fee to casinos. Management anticipates that Shotgun 21 will be leased for approximately $800.00 per month or sold for approximately $10,000 plus a royalty fee to casinos. Management further anticipates that the marketing and sale of the products pursuant to the distributorship agreements will result in revenues during fiscal year 2002.

     During fiscal year ended December 31, 2001, the Company generated $46,470 in revenues from the lease or sale of its products. During fiscal year ended December 31, 2000, the Company did not generate any revenues from the lease or sale of its products, but focused on the design and development of its other gaming products.

RESULTS OF OPERATION

     Fiscal Year Period Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000

     The Company's net losses for fiscal year ended December 31, 2001 were approximately $67,796 compared to a net loss of approximately $57,887 for fiscal year ended December 31, 2000 (an increase of $9,909 or 17%).

     Total revenue for fiscal years ended December 31, 2001 and 2000 were $46,470 and $-0-, respectively. The generation of revenue during fiscal year ended December 31, 2001 was comprised primarily of $45,900 received pursuant to lease payments from third-parties to the Company for gaming products and $570 received as other income. The lack of generated revenue during fiscal year ended

December 31, 2000 resulted primarily from an operational emphasis on the continued design and development of products and from a lack of sufficient capital necessary to fund operational expenses, thus adversely affecting the marketing and distribution of the Company's gaming products.

     During fiscal year ended December 31, 2001, the Company recorded operating expenses of $114,266 compared to $57,887 of operating expenses recorded during fiscal year ended December 31, 2000 (an increase of $56,379 or 97%). Operating expenses for fiscal year ended December 31, 2001 primarily include (i) $23,225 as depreciation expense; (ii) $30,459 in legal and accounting expenses; (iii) $14,030 in interest expenses; (iv) $9,423 in amortization expense; (v) $11,250 in salaries - product development; and (vi) $11,017 in travel expense. The increase in operational expenses during fiscal year ended December 31, 2001 compared to fiscal year ended December 31, 2000 was primarily due to (i) an increase in depreciation expenses to $23,225 from $741; (ii) an increase in travel expenses to $11,017 from $1,662 relating to the increased marketing of the Company's gaming products; (iii) an increase in amortization expense to $9,423 from $2,105; and (iv) an increase in interest expense to $14,030 from $-0-.

     As discussed above, although the Company generated revenues in the amount of $46,470 during fiscal year ended December 31, 2001, the increase in net loss during such period compared to fiscal year ended December 31, 2000 is attributable primarily to a substantial increase in operating expenses. The Company's net losses during fiscal year ended December 31, 2001 were approximately ($67,796) or ($nil) per common share compared to a net loss of approximately ($57,887) or ($nil) per common share (an increase of $9,909 or 17%) during fiscal year ended December 31, 2001. The weighted average of common shares outstanding were 17,655,920 for fiscal year ended December 31, 2001 compared to 17,478,726 for fiscal year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Fiscal Year Ended December 31, 2001

     The Company has only recently generated sufficient cash flow to partially fund its operations and activities. The Company may experience a liquidity crisis and be required to raise additional capital. Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of its stock or through loans from private investors, although there can be no assurance that the Company will be able to obtain such financing. The Company's future success and viability are entirely dependent upon the ability of the Company's current management to (i) strengthen and increase its customer base by enhancing the marketability of its products, and (ii) increase the number of customers and expand into additional markets. Management is optimistic that the Company will be successful in its capital raising efforts. There can be no assurance, however, that the Company will be able to continue to successfully distribute and market its gaming products and to raise additional capital. The Company's failure to do so would have a material and adverse affect upon the Company and its shareholders.

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should the Company be unable to continue in operations.

     The Company generated $46,470 in total revenue during fiscal year ended December 31, 2001 and $-0- in total revenue during fiscal year ended December 31, 2000. Management anticipates that overall generation of revenues will continue to increase on an annual basis based on existing contracts and marketability of its gaming products.

     As of December 31, 2001, the Company's current assets were $82,021 and its current liabilities were $224,044, which resulted in a working capital deficit of $142,023. As of December 31, 2001, the Company's total assets were $390,525 and its total liabilities were $409,366. As of December 31, 2001, the Company's total liabilities exceeded its total assets by $18,841.

     As of December 31, 2001, the Company's total assets consisted primarily of
(i) $81,394 in inventory, (ii) $221,985 in property and equipment, and (iii) a $97,380 cost of patent/copyright rights. As of December 31, 2000, the Company's total liabilities consisted primarily of (i) $137,819 in accounts payable, (ii) $184,722 in notes payable, and (iii) $56,825 in current portion due and owing of notes payable.

     The Company's stockholders' equity increased from $39,153 for fiscal year ended December 31, 2000 to $390,525 for fiscal year ended December 31, 2001.

     For fiscal year ended December 31, 2001, the net cash flow from operating activities was $13,416 compared to net cash flow from operating activities of $31,065 for fiscal year ended December 31, 2000 (a decrease of $17,6490). As discussed above, the decrease was primarily comprised of (i) $23,225 incurred as depreciation expense during fiscal year ended December 31, 2001 compared to $741 incurred as depreciation expense during fiscal year ended December 31, 2000,
(ii) $15,232 in accounts payable during fiscal year ended December 31, 2001 compared to $1,169 in accounts payable during fiscal year ended December 31, 2000 (an increase of $14,063), and (iii) a net loss of $67,796 for fiscal year ended December 31, 2001 compared to a net loss of $57,887 for fiscal year ended December 31, 2000 (an increase of $9,909).

     During fiscal year ended December 31, 2001, the Company decreased its cash outlay for capital expenditures to $-0- from $4,762 for fiscal year ended December 31, 2000, which related primarily to the purchase of equipment and accumulated patent costs.

     The Company decreased its net cash from financing activities for fiscal year ended December 31, 2001 to $8,400 compared to $41,150 for fiscal year ended December 31, 2000. The decrease was attributable to the sale of stock.

SOURCES OF FUNDING FOR MATERIAL COMMITMENTS AND WORKING CAPITAL

     Material Commitments

     Cranford Assignment Agreement. A significant and estimated material commitment for the Company for fiscal year 2002 is the amounts due and owing under an assignment agreement with Mr. Tony Cranford dated January 19, 2001 (the "Cranford Assignment Agreement"). Pursuant to the Cranford Assignment Agreement, Mr. Cranford assigned all of his right, title and interest in Bet the House, including his rights to the provisional patent application no. 60/240.091, to the Company. In accordance with the terms and provisions of the Cranford

Assignment Agreement, the Company agreed to pay Mr. Cranford (i) for a period of six months a monthly royalty fee of $175.00 for each Bet the House game that the Company leases to a third party during the six month period; and (ii) an aggregate purchase price of either (a) an amount to be calculated by multiplying the average monthly gross revenues generated by the Company for each Bet the House game leased during the six month period by three, or (b) $30,000, whichever is greater. The terms of Cranford Assignment Agreement further provide that such aggregate purchase price may be paid by the Company to Mr. Cranford on a monthly basis or in one aggregate payment, with such aggregate purchase price to be paid in full no later than March 31, 2002.

     As of the date of this Annual Report, Mr. Cranford has not received any payments from the Company and has agreed to extend such payment date to September 30, 2002. Management has not determined the manner of payment to be made to Mr. Cranford and may not make such determination until the Company is adequately funded and several Bet the House games have been successfully marketed generating revenues.

     Asset Purchase Agreement. A significant and estimated material commitment for the Company for fiscal year 2002 is the amount of $300,000.00 due and owing under the terms of an asset purchase agreement entered into with Summit International Group, Inc. dated May 1, 2001 (the "Asset Purchase Agreement"). Pursuant to the terms of the Asset Purchase Agreement, the Company agreed to pay the amount of $300,000.00, as evidenced by the execution of two promissory notes.

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

     As of the date of this Annual Report, the Company has paid Humecki approximately $21,200 pursuant to the terms of the Huekci Promissory Note.

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

     As of the date of this Annual Report, the Company has not paid Summit any monies pursuant to the terms or the Summit Promissory Note.

     A significant and estimated material commitment for the Company for the year 2002 is a liability to Xpectra of up to an aggregate amount of approximately $110,000.00 (the "Xpectra Liability"). According to the terms of a letter dated May 9, 2001 from the Company to Xpectra, the Company acknowledged the valuation of $110,174.98 relating to Pro Shuffle units, parts, tools and drawings held by Xpectra (the "Xpectra Inventory"). The Xpectra Liability represents an opportunity for the Company to purchase from Xpectra some or all of the Xpectra Inventory, up to an aggregate $110,174.98. The Xpectra Liability represents an agreement of the parties to determine quantity to be acquired and price. The Company may purchase the entire Xpectra Inventory for a substantial discount from full price, or the Company may select only certain items to be purchased from the Xpectra Inventory at a lesser or no discount. The Xpectra Inventory is currently being stored in Xpectra's warehouse on pallets.

     As of the date of this Annual Report, Xpectra has informed the Company that it will sell the entire Xpectra Inventory for a purchase price of approximately $35,000.00.

     Funding

     As of the date of this Annual Report, the Company is engaged in an offering pursuant to which it intends to raise an aggregate of $1,000,000. In accordance with the terms and provisions of the Private Placement Memorandum, the Company will offer and sell 10,000 shares of Series A Convertible Preferred Stock at $100.00 per share. Each share of Series A Convertible Preferred Stock will be convertible into two hundred shares of restricted Common Stock at any time after December 31, 2001. The Series A Convertible Preferred Stock will be senior to the Common Stock with respect to dividends and upon liquidation, dissolution or winding up. The securities will not be registered under the 1933 Securities Act and will therefore be offered pursuant to an exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the 1933 Securities Act. Management intents to use net proceeds received from the offering for the Company's capital requirements, which consist primarily of marketing, advertising and travel expenses and professional fees.

     As of the date of this Annual Report, the Company has sold and issued two shares of Series A Convertible Preferred Stock to one investor for an aggregate amount of $500.00.

     Based upon a twelve-month plan proposed by management, it is anticipated that the Company's operational work plan will require approximately $500,000 of financing designed to fund the general business operations. As of the date of this Annual Report, the Company does not have any material commitments other than those described above nor does management anticipate any further material commitments within the next twelve months. It is anticipated that any expenditures to be incurred by the Company will be operational. Management anticipates that a substantial portion of the initial budget of $500,000 for the twelve-month work plan, which includes such expenditures, will be funded pursuant to public or private offerings, including the private placement offering described above under Regulation D, Rule 506, of its debt or equity securities and future advancements. The Company may not be able to raise such funds and, therefore, the successful marketing of its products may not be accomplished.

     From the date of this Annual Report, management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to obtain advances from certain investors and related parties. In the event the Company is unable to obtain advances from certain investors and related parties, management believes that the Company can satisfy its cash requirements for approximately the next three months from its liquid assets.

     As of the date of this Annual Report, the Company has generated little revenue from operations, has a working capital deficit and a retained earnings deficit. Therefore, the Company has been deemed a "going concern" by its independent auditors, Comiskey & Company, P.C., as noted in the financial statements attached hereto. There is substantial doubt that the Company will be able to retain its status as a "going concern", that is assumption of the continuity of operations of the Company in the absence of evidence to the contrary. Management believes that it can maintain its status as a "going concern" based on its ability to raise funds pursuant to future public and private offerings and to obtain advances and minimize operating expenses by not duplicating expenses or incurring needless expenses.

     The Company does not own any plant and/or equipment. Management does not anticipate any purchases of plant and/or significant equipment.

AUDIT COMMITTEE

     As of the date of this Annual Report, the Company has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of the Company. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the board of directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company's independent accountants; (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

     The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

     Audit Fees

     As of the date of this Annual Report, the Company has incurred $6,200 as fees billed by its principal independent accountant for professional services rendered in connection with preparation of the Company's audited financial statements for fiscal year ended December 31, 2001 and in connection with review of the Company's financial statements for quarterly periods during 2001 and other non-audit services.

ITEM 7. FINANCIAL STATEMENTS

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".

Index to Financial Statements

         Report of Independent Public Accountants dated April 19, 2002.
         Balance Sheet for fiscal year ended December 31, 2001.
         Statements of Loss and Accumulated Deficit for fiscal years ended December 31, 2001 and December 31, 2000, and from inception (January 10, 1996) to December 31, 2001.
         Statements of Cash Flows for fiscal years ended December 31, 2001 and December 31, 2000, and from inception (January 10, 1996) to December 31, 2001.
         Statements of Stockholders' Equity for years ended December 31, 1996 through fiscal year ended December 31, 2001.
         Notes to Financial Statements for December 31, 2001 and 2000.

                                  TEN STIX INC.
                         (A Developmental Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2001

                                    CONTENTS


                                                                      Page


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                               F-1

BALANCE SHEET                                                          F-2

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT                             F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                   F-4 to F-8

STATEMENTS OF CASH FLOWS                                               F-9

NOTES TO FINANCIAL STATEMENTS                                      F-10 to F-15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
Ten Stix, Inc.


We have audited the accompanying balance sheet of Ten Stix, Inc. (a development stage company) as of December 31, 2001, and the related statements of loss and accumulated deficit, stockholders' equity, and cash flows for each of the years ended December 31, 2001 and 2000 and for the period from inception (January 10, 1996) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ten Stix, Inc. as of December 31, 2001, and the results of its operations and its cash flows for each of the years ended December 31, 2001 and 2000 and the period from inception (January 10, 1996) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 7, the Company has incurred operating losses since inception and has a deficit in working capital and equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in note 7. These financial statements do not include any adjustments which might be necessary if the Company is unable to continue.


Denver, Colorado
April 19, 2002



                                            PROFESSIONAL CORPORATION

                                 Ten Stix, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET


     ASSETS                                                         December 31,
                                                                       2001
                                                                     ---------
CURRENT ASSETS
     Cash and cash equivalents                                       $     307
     Inventory                                                          81,394
     Accounts receivable                                                   320
                                                                     ---------

        Total current assets                                            82,021
                                                                     ---------

PROPERTY & EQUIPMENT
     Shufflers                                                         221,985
     Other                                                               6,353
        Less accumulated depreciation/amortization                     (25,714)
                                                                     ---------
                                                                       202,624

OTHER ASSETS
     Note receivable - shareholder                                       8,500
     Patent/Copyright (net)                                             97,380
                                                                     ---------
                                                                       105,880

        TOTAL ASSETS                                                   390,525
                                                                     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                  137,819
     Accounts payable - related party                                   30,000
     Current portion of long term debt                                  56,825
                                                                     ---------

        Total current liabilities                                      224,644

LONG-TERM LIABILITIES
     Notes payable - net of discount and current portion               184,722
                                                                     ---------

        TOTAL LIABILITIES                                              409,366

STOCKHOLDERS' EQUITY
     Preferred A stock, convertible to 200 common stock,
     each fully voting as if converted, $.001 par value;
     100,000 shares authorized; no shares issued
        and outstanding                                                   --

     Common stock, $0.001 par value; 500,000,000
        shares authorized; 17,659,488 shares
        issued and outstanding                                          17,659
     Additional paid-in capital                                        699,878
     Deficit accumulated during the development
        stage                                                         (736,378)
                                                                     ---------

                                                                       (18,841)

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 390,525
                                                                     =========


    The accompanying notes are an integral part of the financial statements



                                      Ten Stix, Inc.

                              (A Development Stage Company)
                        STATEMENTS OF LOSS AND ACCUMULATED DEFICIT



                                                     For the year
                                                  ended December 31          Inception
                                            ---------------------------- (January 10, 1996)
                                                2001            2000       to Dec 31, 2001
                                            ------------    ------------    ------------
REVENUES
     Fees from games                        $       --      $       --      $     37,367
     Leases                                       45,900            --            45,900
     Other income                                    570            --               570
                                            ------------    ------------    ------------

         Total revenue                            46,470            --            83,837
                                            ------------    ------------    ------------

EXPENSES
     Advertising                                     905             188           1,093
     Amortization                                  9,423           2,105          14,970
     Consulting fees                                --             8,780         530,007
     Contract labor                                 --              --             3,187
     Depreciation                                 23,225             741          25,714
     Insurance                                      --              --               959
     Interest expense                             14,030            --            18,741
     Legal and accounting                         30,459          21,598          69,641
     Office expense                                  982           1,340           4,616
     Rent                                           --               250           1,660
     Repairs & maintenance                            99            --                99
     Samples                                         705            --             5,038
     Salaries - product development               11,250          11,250          67,500
     Salaries - marketing                          3,750           3,750          22,500
     Show fees                                     5,800           6,198          11,998
     Supplies                                      2,346            --             2,346
     1996 and prior startup costs                   --              --            19,287
     Taxes and licenses                              275              25             860
     Travel                                       11,017           1,662          18,724
     Utilities                                      --              --               275
                                            ------------    ------------    ------------

         Total expenses                          114,266          57,887         819,215
                                            ------------    ------------    ------------

NET LOSS                                         (67,796)        (57,887)       (735,378)

Accumulated deficit
     Balance, beginning of period               (668,582)       (610,695)           --
     Treasury stock acquired at a premium           --              --            (1,000)
                                            ------------    ------------    ------------

     Balance, end of period                 $   (736,378)   $   (668,582)   $   (736,378)
                                            ============    ============    ============

NET LOSS PER SHARE - BASIC                  $       --      $       --      $      (0.04)
                                            ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                     17,655,920      17,478,726      16,377,801
                                            ============    ============    ============


         The accompanying notes are an integral part of the financial statements

                                                   Ten Stix, Inc.
                                           (A Development Stage Company)
                                         STATEMENT OF STOCKHOLDERS' EQUITY
                       For the period from inception (January 10, 1996) to December 31, 2001



                                                                                           Deficit
                                   Common stock         Preferred stock                  accumulated
                               --------------------    ------------------   Additional    during the     Total
                               Number of               Number of             paid-in     development  stockholders'
                                shares      Amount      shares     Amount    capital        stage        equity
                               --------    --------    --------   --------   --------     --------      --------
Common stock issued for
     cash, January 1996
     at $0.242 per share         20,500    $  4,965        --     $   --     $   --       $   --        $  4,965

Common stock issued for
     cash, January 1996
     at $0.92 per share          10,250       9,400        --         --         --           --           9,400

Officers' wages at no
     charge for 1996               --          --          --         --       15,000         --          15,000

Net loss for the year ended
     December 31, 1996             --          --          --         --         --        (15,000)      (15,000)

Officers' wages at no
     charge for 1997               --          --          --         --       15,000         --          15,000

Net loss for the year ended
     December 31, 1997             --          --          --         --         --        (24,313)      (24,313)

Treasury stock acquired
     for cash and retired
     September 1998, $10,400
     or $1.01 per share         (10,250)     (9,400)       --         --         --         (1,000)      (10,400)


                      The accompanying notes are an integral part of the financial statements

                                                   Ten Stix, Inc.
                                           (A Development Stage Company)
                                         STATEMENT OF STOCKHOLDERS' EQUITY
                       For the period from inception (January 10, 1996) to December 31, 2001



                                                                                                       Deficit
                                        Common stock               Preferred stock                   accumulated
                                   ------------------------    -----------------------   Additional  during the       Total
                                    Number of                   Number of                  paid-in   development   stockholders'
                                     shares        Amount        shares       Amount       capital      stage         equity
                                   ----------    ----------    ----------   ----------   ----------   ----------    ----------
Common stock issued for
     relief of debt and services
     during 1998 at $0.25
     per share                      2,000,000    $    2,000          --     $     --     $  498,000   $     --      $  500,000

Common stock exchanged for
     Preferred A, September 1998
     at no additional cost            (20,500)       (4,965)       76,000           76        4,889         --            --

Officers' wages at no
     charge for 1998                     --            --            --           --         15,000         --          15,000

Net loss for the year ended
     December 31, 1998                   --            --            --           --           --       (515,593)     (515,593)
                                   ----------    ----------    ----------   ----------   ----------   ----------    ----------

Balances, December 31, 1998         2,000,000         2,000        76,000           76      547,889     (555,906)       (5,941)


                      The accompanying notes are an integral part of the financial statements

                                                      Ten Stix, Inc.
                                               (A Development Stage Company)
                                             STATEMENT OF STOCKHOLDERS' EQUITY
                           For the period from inception (January 10, 1996) to December 31, 2001



                                                                                             Deficit
                                   Common stock          Preferred stock                    accumulated
                              ---------------------   ---------------------   Additional    during the         Total
                               Number of               Number of               paid-in      development     stockholders'
                                shares      Amount      shares      Amount     capital         stage          equity
                              ---------   ---------   ---------   ---------   ---------      ---------       ---------
Common stock issued for
     cash during 1999
     at $0.25 per share         166,448   $     166        --     $    --     $  41,446      $    --         $  41,612

Common stock issued for
     relief of debt and
     services during 1999
     at $0.25 per share          65,840          66        --          --        16,394           --            16,460

Officers' wages at no
     charge for 1999               --          --          --          --        15,000           --            15,000

Net loss for the year ended
     December 31, 1999             --          --          --          --          --          (54,789)        (54,789)
                              ---------   ---------   ---------   ---------   ---------      ---------       ---------

Balances, December 31, 1999   2,232,288       2,232      76,000          76     620,729       (610,695)         12,342

Common stock issued for
     cash during 2000
     at $0.25 per share          96,600          97        --          --        24,053           --            24,150

Common stock issued for
     relief of debt and
     services during 2000
     at $0.25 per share          39,800          40        --          --         9,910           --             9,950


                          The accompanying notes are an integral part of the financial statements

                                                       Ten Stix, Inc.
                                                (A Development Stage Company)
                                              STATEMENT OF STOCKHOLDERS' EQUITY
                            For the period from inception (January 10, 1996) to December 31, 2001




                                                                                                Deficit
                                      Common stock          Preferred stock                    accumulated
                                 ---------------------   ---------------------  Additional     during the         Total
                                 Number of               Number of                paid-in      development    stockholders'
                                   shares      Amount      shares      Amount     capital         stage          equity
                                 ---------   ---------   ---------   ---------   ---------      ---------       ---------
Common stock issued for
     cash and debt forgiveness
     during 2000 at $0.25 per
     share                          60,000   $      60        --     $    --     $  14,940      $    --         $  15,000

Common stock issued for
     cash during 2000
     at $0.50 per share             14,000          14        --          --         6,986           --             7,000

Officers' wages at no
     charge for 2000                  --          --          --          --        15,000           --            15,000

Net loss for the year ended
     December 31, 2000                --          --          --          --          --          (57,887)        (57,887)
                                 ---------   ---------   ---------   ---------   ---------      ---------       ---------

Balances, December 31, 2000      2,442,688       2,443      76,000          76     691,618       (668,582)         25,555


                          The accompanying notes are an integral part of the financial statements

                                                       Ten Stix, Inc.
                                                (A Development Stage Company)
                                              STATEMENT OF STOCKHOLDERS' EQUITY
                            For the period from inception (January 10, 1996) to December 31, 2001



                                                                                                  Deficit
                                    Common stock             Preferred stock                     accumulated
                              -----------------------   ------------------------    Additional   during the       Total
                               Number of                 Number of                   paid-in     development   stockholders'
                                shares       Amount       shares         Amount      capital        stage         equity
                              ----------   ----------   ----------    ----------    ----------    ----------    ----------
Common stock issued for
     conversion of 76,000
     preferred shares         15,200,000       15,200      (76,000)          (76)      (15,124)         --            --

Common stock issued for
     cash during 2001
     at $0.50 per share           16,800           16         --            --           8,384          --           8,400

Officers' wages at no
     charge for 2001                --           --           --            --          15,000          --          15,000

Net loss for the year ended
     December 31, 2001              --           --           --            --            --         (67,796)      (67,796)
                              ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balances, December 31, 2001   17,659,488   $   17,659         --      $     --      $  699,878    $ (736,378)   $  (18,841)
                              ==========   ==========   ==========    ==========    ==========    ==========    ==========


                          The accompanying notes are an integral part of the financial statements

                                           Ten Stix, Inc.
                                   (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS


                                                            For the year
                                                         ended December 31,         Inception
                                                       ----------------------   (January 10, 1996)
                                                          2001         2000       to Dec 31, 2001
                                                       ---------    ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $ (67,796)   $ (57,887)       $(736,628)
Adjustments to reconcile net loss to net cash flows
     from operating activities:
         Amortization                                      9,423        2,105           14,970
         Depreciation                                     23,225          741           25,714
         Services provided at no charge                   15,000       15,000           90,000
         Increase in accounts payable                     15,232        1,169           28,830
         (Increase) in note receivable - shareholder      (8,500)        --             (8,500)
         (decrease) in overdraft                            --         (2,143)            --
         Issuance of common stock for services              --          9,950          527,660
                                                       ---------    ---------        ---------

            Net cash flows from operating activities     (13,416)     (31,065)         (57,954)

CASH FLOWS FROM INVESTING ACTIVITIES
     Equipment purchases                                    --           (415)          (3,912)
     Patent costs accumulated                               --         (4,347)         (37,954)
                                                       ---------    ---------        ---------

            Net cash flows from investing activities        --         (4,762)         (41,866)

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                              8,400       41,150          100,562
     Issuance of preferred stock                            --           --              4,965
     Repurchase of common shares                            --           --            (10,400)
     Loans from shareholders                                --           --              5,000
                                                       ---------    ---------        ---------

            Net cash flows from financing activities       8,400       41,150          100,127
                                                       ---------    ---------        ---------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                 (5,016)       5,323              307

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                   5,323         --               --
                                                       ---------    ---------        ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                     $     307    $   5,323        $     307
                                                       =========    =========        =========


               The accompanying notes are an integral part of the financial statements

                                 Ten Stix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001



1.   Summary of Significant Accounting Policies
     ------------------------------------------
     Development Stage Company
     Ten Stix, Inc. (the "Company") was incorporated under the laws of the State of Colorado on January 10, 1996. Its office is located at the office of its President at 3101 Riverside Drive, Idaho Springs, Colorado 80452.

     The Company was founded for the purpose of developing and marketing unique card games, derived from Native American heritage, for the gaming industry. The Company calls itself "Ten Stix" based on its most popular and creative product known as "Ten Stix 21." Initially, the founders of the Company recognized the proliferation of gaming casinos in the United States, especially the southwestern states, and realized that there were no actual Native American Indian games in casinos despite the fact that Native Americans had been playing games and gambling throughout recorded history. Based upon months of research, the founders of the Company reached the conclusion that versions of stick games were the most commonly played among the different nations of the Native Americans and that there were some games that could be adapted to modern day gambling.

     The Company has transacted only limited activities, all of which have related to the development of Ten Stix 21 and other games, its organization and licensing, and the raising of capital. The Company does not offer any warranties other than those implicit by law in connection with the sale and lease of its games. At the present time, there are no full-time employees; however, the Company's officers are currently engaged in product development and the establishment of proposed marketing and distribution plan for its products. As of December 31, 2001, the Company is classified as a development stage company since it has received only minimal revenues from its planned business activities.

     Accounting Method
     The Company records income and expense on the accrual method. To date, the Company's minimal revenues have consisted primarily of fees generated from the lease of games. Revenues from long term agreements from the lease of games will be recognized ratably over the period of the lease. Royalty revenue will be recognized as the royalties become measurable.

     Fiscal Year
     The Company has selected a December 31 fiscal year end.

     Organization Costs
     Organization costs have been charged to operations in the period incurred.

     Depreciation
     Depreciation on assets is recorded using the straight-line method over the estimated life of the asset. Current estimated lives of assets are as follows:

                           Equipment                 5 years

     Amortization of patent costs is recorded using a useful life's of 5 to 17 years on the straight-line method.

     Loss per Share
     Loss per share was computed using the weighted average number of shares outstanding during the period. All preferred stock was converted to common shares in January 2001, and said stock has been treated as outstanding since inception.

                                 Ten Stix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001



1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------
     Statements of Cash Flows
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

     Use of Estimates
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Advertising and Marketing
     Advertising and marketing costs are expensed as incurred.

     Inventory
     Inventory consists of ProShuffle devices and parts which are valued at cost. This inventory was acquired in the Xpectra transaction on May 9, 2001.

     Fair Values of Financial Instruments
     Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

     Consideration of Other Comprehensive Income Items
     SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the years ended December 31, 2001 and 2000, and for the period from inception (January 10, 1996) to December 31, 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

     Stock Basis
     Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange. Valuation of non-cash compensation for shares is determined in reference to contemporaneous cash sales of shares to third parties.

     Services Provided at No Charge to the Company
     Management has performed services in the development and marketing of the Company's products but has elected to forego cash compensation due to the liquidity position of the Company. The Company records the fair value of such services as a capital contribution. Management has classified these costs into marketing and product development, based upon an estimate of the amount of time devoted to such activities.

2.   Stockholders' Equity
     --------------------
     Preferred Stock
     As of December 31, 2001, a total of 76,000 shares of the Company's $0.001 par value Series A preferred stock had been converted into 15,200,000 shares of common stock. No shares of preferred stock were issued or outstanding as of December 31, 2001.

                                 Ten Stix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001



2.   Stockholders' Equity (continued)
     --------------------------------
     Common Stock
     As of December 31, 2001, a total of 2,110,640 shares of the Company's $0.001 par value common stock had been issued for consulting services provided and for conversion of debt owed by the Company. An additional 333,848 shares were issued for cash at prices ranging from $0.25 to $0.50 per share. In addition to the above issued stock, 15,200,000 shares of common stock were issued for the conversion from 76,000 shares of preferred stock, which occurred in January 2001.

     Adoption of stock option plan
     On January 10, 2001, the Board of Directors of the Company adopted a non-qualified stock option plan. An aggregate of 1,000,000 shares of common stock are available for issuance under the plan. The number of options, the identity of persons to receive options, as well as all option terms and conditions, will be determined by the Board of Directors. Option grants may be for prices less than market value on the date of grant.

     Preferred Stock
     As of December 31, 2001, no shares of the Company's $0.001 par value preferred stock were issued or outstanding. 100,000 shares are authorized. Each preferred share may be converted into 200 shares of common stock. No dividend has been designated to preferred shares.

3.   Related Party Transactions
     --------------------------
     Officers and directors of the Company own a total of 15,200,000 shares of the Company's common stock, which was converted from 76,000 shares of preferred stock.

     Officers are compensated for all out-of-pocket expenses. Management has advanced funds to the Company from time to time in the form of non-interest bearing loans. As of December 31, 2001, the balance due was $0.

     Prior to the Company's incorporation, Mr. Thomas Sawyer together with other individuals created and designed a card game called "Bonus 6." On approximately October 13, 1997, the board of directors of the Company was not interested in acquiring or marketing Bonus 6. Therefore, Mr. Sawyer in his individual capacity entered into a distribution agreement with Tom Perkins, the owner of Bonus 6, for the distribution rights of Bonus 6 (the "Distribution Agreement.") Pursuant to the terms of the Distribution Agreement, Mr. Sawyer was responsible for all marketing costs and received 35% of gross revenues generated from the sale of Bonus 6 to casinos.

     On December 28, 2000, Mr. Sawyer agreed to gift and grant to the Company his distribution rights under the Distribution Agreement to market and distribute Bonus 6 within the United States, excluding the State of Colorado, and the Company agreed to assume Mr. Sawyer's obligations under the Distribution Agreement as such obligations pertain to the marketing and distribution of Bonus 6 within the United States, excluding the State of Colorado. As of the date of this audit, the Company has not generated any revenues from its distribution rights in connection with the marketing of Bonus 6.

                                 Ten Stix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001



3.   Related Party Transactions (continued)
     --------------------------------------
     Assignment of assets
     On January 19, 2001, Mr. Cranford assigned all of his right, title and interest in Bet the House to the Company. In accordance with the terms and provisions of the assignment agreement, the Company agreed to pay Mr. Cranford, for a period of six months, a monthly royalty fee of $175 for each Bet the House game that the Company leases to a third party and an aggregate purchase price of either an amount to be calculated by multiplying the number of games leased during the six month period by 3 or $30,000, whichever is greater. The terms of the Cranford Assignment Agreement further provide that such aggregate purchase price may be paid by the Company to Mr. Cranford on a monthly basis or in one aggregate payment, with such aggregate purchase price to be paid in full no later than March 31, 2002. As of December 31, 2001, $30,000 remains in accounts payable related party. As of the date hereof, the Company has not generated any revenues from the sale or distribution of Bet the House. The accompanying balance sheet contains $30,000 under the caption patents & copyrights, net of amortization of $4,500 at December 31, 2001.

4.   Income Taxes
     ------------
     The Company has deductible temporary differences and Federal net operating loss carryforwards of approximately $646,000. The net operating losses will expire between the years 2011 and 2021. The tax benefit of these net operating losses and deductible temporary differences is approximately $123,000 and has been offset by a full allowance for realization. For the period ended December 31, 2001, the valuation allowance decreased by approximately $4,500.

5.   Settlement of Litigation
     ------------------------
     The Company was a party to a lawsuit from Progressive Games, Inc. ("PGI"). An agreement was reached in 1998 between the two companies concerning the licensing of certain PGI game tables. This agreement requires the Company to pay licensing fees to PGI on a per-table basis. No license fee has accrued as of December 31, 2001 under this agreement.

6.   Cash Flows Statement
     --------------------
     Interest and income taxes
     Cash paid for interest and income taxes is as follows:

                 Interest Payments                              $     14,030
                 Income Taxes                                           --
                                                                ------------

                 Total at December 31, 2001                     $     14,030
                                                                ============

     Non-cash transactions
     During the year ended December 31, 2001 equipment and inventory were purchased with the issuance of two notes payable as follows:

                 Equipment                                      $    224,426
                 Inventory                                            81,394
                 Note Receivable - Shareholder                         8,500
                 Discount on Notes Payable                            51,283
                 Patent                                               44,397
                 Accounts Payable - Xpectra                         (110,000)
                 Humecki Note Payable (net of discount)              (80,000)
                 Summit Note Payable (net of discount)              (220,000)
                                                                ------------

                 Net effect of transactions                     $       --
                                                                ============

                                 Ten Stix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001



7.   Presentation as a Going Concern
     -------------------------------
     The Company has minimal capital with which to implement its business plan. It has $82,021 in current assets as of December 31, 2001, and current liabilities of $224,644. The Company's current ratio is .37 to 1. Liquid assets in the form of cash and accounts receivable total $627. The Company plans to seek additional financing through sales of its common and preferred stock, and may seek deferments by management of expense reimbursements, as well as cash investments by existing officers and shareholders. No contractual agreements are in place to provide additional financing through either the sale of common stock or deferral of expenses. The Company receives monthly revenue from the lease of shuffle devices which will provide limited liquidity in the coming year.

8.   Inventory
     ---------
     Inventory of $81,394 consists of ProShuffle devices and parts. This inventory was acquired as part of the Xpectra transaction on May 9, 2001.(See note 11) The inventory is valued at cost.

9.   Notes Receivable
     ----------------
     Note receivable - shareholder of $8,500 is not a receivable for stock. The note is non-interest bearing. The amount of interest is not material.

10.  Notes Payable
     -------------
     As of December 31, 2001 the Company had the following notes payable.


                                                        Current    Long-term
                                                      ----------   ----------


        8% note secured by equipment,
        to be paid from lease revenues
        principal and interest of $2,800
        due monthly.  Maturing April 2002.            $   56,825   $     --

        8% note secured by equipment,
        to be paid from lease revenues
        principal and interest of $2,800
        to be paid after the above note is paid off
        Maturing April 2004.                                --        184,722
                                                      ----------   ----------

                                                      $   56,825   $  184,722
                                                      ==========   ==========


     There are no scheduled installments on either note, payment is made contingently when amounts are collected from the sale or lease of shuffle devices.

                                 Ten Stix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001



11.  Xpectra Transaction
     -------------------
     A significant and estimated material commitment for the Company for the year 2001 is a liability to Xpectra of up to an aggregate amount of approximately $110,000 (the "Xpectra Liability"). According to the terms of a letter dated May 9, 2001 from the Company to Xpectra, the Company acknowledged the valuation of $110,174.98 relating to Pro Shuffle units, parts, tools and drawings held by Xpectra (the "Xpectra Inventory"). The Xpectra Liability represents an opportunity for the Company to purchase from Xpectra some or all of the Xpectra Inventory, up to an aggregate $110,174.98. The Xpectra Liability represents an agreement of the parties to determine quantity to be acquired and price. The Company may purchase the entire Xpectra Inventory for a substantial discount from full price, or the Company may select only certain items to be purchased from the Xpectra Inventory at a lesser or no discount. The Xpectra Inventory is currently being stored in Xpectra's warehouse on pallets. This liability has been included on the financial statements as accounts payable on the balance sheet.

     As of April 19, 2002, Xpectra has informed the Company that it will sell the entire Xpectra Inventory for a purchase price of approximately $35,000.00.

12.  Subsequent Event
     ----------------
     Sales of Stock
     The Company continues to raise capital through the sale of common shares and preferred shares. Subsequent to December 31, 2001, and through April 19, 2002, the Company has issued 2 shares of preferred stock for cash totaling $500. The preferred stock issued may be converted into 200 common shares each.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's principal independent accountant from January 10, 1996 (inception) to August 2000 was Richard O. Deem, 4800 West 80th Avenue, Suite 202, Westminster, Colorado 80030. The Company's principal independent accountant from September 1, 2000 to the current date is Comiskey & Company, 789 Sherman Street, Suite 440, Denver, Colorado 80203. The Company's former principal independent accountant, Richard O. Deem, P.C., declined to stand for re-election in August of 2000, and subsequently, management of the Company engaged the accounting firm of Comiskey & Company, as the Company's independent auditors. The decision to change accountants was approved by the Board of Directors.

     During the Company's two most recent fiscal years and any subsequent interim period preceding the resignation of Mr. Deem, there were no disagreements with Mr. Deem which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mr.Deem, would have caused Mr. Deem to make reference to the subject matter of the disagreements in connection with his reports.

     The Company's former principal independent accountant did not provide an adverse opinion or disclaimer of opinion to the Company's financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles.

     The Company's financial statements have been audited from inception by Comiskey & Company, P.C., 789 Sherman Street, Suite 440, Denver, Colorado 80203. Comiskey & Company, P.C. has been the Company's principal independent accountants since August 2000 to current. There have been no disagreements with the Company's independent accountants that have not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

     The Company's principal independent accountants have not provided an adverse opinion nor disclaimer of opinion to the Company's financial statements, nor have they modified their opinion as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

Name                           Age          Position with the Company
----                           ---          -------------------------

Thomas E. Sawyer               53           Director and President/Treasurer

Tony A. Cranford               49           Director and Vice
                                            President/Secretary

     THOMAS E. SAWYER has been a Director and the President/Treasurer of the Company since January 10, 1996 (inception). Mr. Sawyer received accreditation from the University of Nevada at Reno for Table Game Management. Mr. Sawyer was also the owner and president of Colorado West Metal Studs & Drywall, Inc., which was a successful contracting business. This business was instrumental in the development of large projects located in major ski resorts within the State of Colorado. Over the past ten years, Mr. Sawyer has established a career within the gaming industry ranging from a dealer at game tables to serving as an assistant general manager and a table game manager at casinos located in Blackhawk, Colorado. Mr. Sawyer has developed products, conducted analysis and created marketing strategies relating to internal controls for table game accounting, cheating and detection controls, and other protection controls, all of which have resulted in the operation of successful casinos. Mr. Sawyer also possesses key gaming licenses that require passing extensive background checks relating to personal and financial information. He attends on an annual basis many conferences, such as the World Gaming Conference held in Las Vegas, Nevada, and the National Indian Gaming Conference.

     TONY A. CRANFORD has been the Vice President/Secretary and a Director of the Company since January 10, 1996 (inception). Prior to working in the gaming industry, Mr. Cranford was involved in the entertainment business for a period of twenty-four years. Over the past fourteen years, Mr. Cranford has established a career within the gaming industry and recently resigned as a table game manager from the Lodge Casino in Blackhawk, Colorado. The Lodge Casino is well-known in Colorado for its table games. Mr. Cranford was responsible for setting up all internal controls, hiring personnel, including dealers and floor supervisors. He also established and arranged all table game areas and games. Mr. Cranford owned and operated a successful bingo hall in Texas from 1986 to 1990. Mr. Cranford was one of the inventors of the Pro-Shuffle, which is a patented multi-deck card shuffler. Mr. Cranford also possesses key gaming licenses that require passing extensive background checks relating to personal and financial information. He attends on an annual basis many conferences such as the World Gaming Conference and the National Gaming Conference.

     The directors of the Company serve until their respective successor takes office or until death, resignation or removal. The executive officers serve at the pleasure of the Board of Directors of the Company.

     Personal Bankruptcy

     On approximately May 10, 2000, Mr. Cranford filed a petition or motion for a Chapter 13 bankruptcy in the United States Bankruptcy Court for the District of Colorado. On approximately June 30,2000, Mr. Cranford filed an amended plan pursuant to Local Bankruptcy Rule 202 entitled Motion to Confirm First Amended Chapter 30 Plan. No objections to or requests for hearing on the motion/application were received, therefore, the United States Bankruptcy Court granted an order confirming the Chapter 13 Plan.

     Other than as described above and as of the date of this Annual Report, no director or executive officer of the Company is or has been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) within the past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Item 10. EXECUTIVE COMPENSATION

     As of the date of this Annual Report, neither Messrs. Sawyer nor Cranford have received any compensation, either directly or indirectly, for their services as directors and executive officers of the Company. Officers and directors of the Company are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. Executive compensation is subject to change concurrent with Company requirements.

                           Summary Compensation Table

                                                     (1)
                              Annual Compensation        Awards    Payouts
                             ---------------------     ----------  -------
                                $      $       $       $       #       $     $
Name and Position            Salary  Bonus   Other    RSA   Options  LTIP  Other
-----------------            ------  -----   -----    ---   -------  ----  -----

Thomas E. Sawyer       1997      0    0        0       0         0     0      0
Pres./Director         1998      0    0        0       0         0     0      0
                       1999      0    0        0       0         0     0      0
                       2000      0    0        0       0         0     0      0
                       2001      0    0        0       0         0     0      0

Tony A. Cranford       1997      0    0        0       0         0     0      0
Secy./Treasurer and    1998      0    0        0       0         0     0      0
Director               1999      0    0        0       0         0     0      0
                       2000      0    0        0       0         0     0      0
                       2001      0    0        0       0         0     0      0

(1) Although neither Messrs. Sawyer nor Cranford have received any compensation, directly or indirectly, for their respective roles, the financial statements reflect the fair value of such services as a capital contribution, respectively. See "Financial Statements".

NON-QUALIFIED STOCK OPTION PLAN

     On January 10, 2001, the Board of Directors of the Company adopted the Non-Qualified Stock Option Plan (the "SOP") which initially provided for the grant of options to purchase an aggregate of 1,000,000 shares of Common Stock. The purpose of the SOP is to make options available to directors, officers, management and significant contractors of the Company in order to encourage them to secure an increase on reasonable terms of their stock ownership in the Company and to remain in the employ of the Company, and to provide them compensation for past services provided.

     The SOP is administered by the Board of Directors which determines the persons to be granted options under the SOP, the number of shares subject to each option, the exercise price of each option and the option period, and the expiration date, if any, of such options. The exercise of an option may be less than fair market value of the underlying shares of Common Stock. No options granted under the SOP will be transferable by the optionee other than by that provided by the Option Grant Agreements or will or the laws of descent and distribution and each option will be exercisable, during the lifetime of the optionee, only by such optionee.

     The exercise price of an option granted pursuant to the SOP may be paid in cash, by the surrender of options, in Common Stock, in other property, including the optionee's promissory note, or by a combination of the above.

     As of the date of this Annual Report, no options have been granted.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of Common Stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's Common Stock, and the name and shareholdings of each officer and director, and all officers and directors as a group.

--------------------------------------------------------------------------------
Title of Class     Name and Address                Amount and Nature    Percent
                   of Beneficial Owner                  of Class        of Class
--------------------------------------------------------------------------------

                                                                       (1)(2)(3)
Common Stock      Thomas E. Sawyer                     7,600,000        43.25%
                  3101 Riverside Drive
                  Idaho Springs, CO 80452
                                                                       (1)(2)(3)
Common Stock      Tony A. Cranford                     7,600,000        43.25%
                  12252 W. Chenango Drive
                  Morrison, CO 80465

Common Stock      Officers and directors as a         15,200,000        86.51%
                  Group (2)

--------------------------------------------------------------------------------

     (1) On September 16, 1998, Tony A. Cranford and Thomas E. Sawyer each exchanged their previously owned 10,200 shares of common stock, respectively, for 38,000 shares of Preferred Stock, respectively, for a total of 76,000 shares of Preferred Stock issued and outstanding. The provisions of the Articles of Incorporation provided that each share of Preferred Stock had the voting rights equivalent to 500 shares of Common Stock as if converted and, that after September 16, 1998, each share of Preferred Stock may be converted into such 500 shares of Common Stock. The Articles of Incorporation were amended on January 22, 2001 to change the conversion and voting rights of the Preferred Stock and to provide that each share of Preferred Stock was convertible into 200 shares of Common Stock. On January 23, 2001, both Thomas E. Sawyer and Tony A Cranford elected to convert their 38,000 shares of Preferred Stock into 7,600,000 shares of Common Stock, respectively, at the rate of 200 shares for one share of Common Stock, for a total of 15,200,000 shares of Common Stock. As of the date of this Annual Report, there are no shares of Preferred Stock issued or outstanding.

     (2)  These are restricted shares of Common Stock.

     (3) Does not include the assumption of the exercise of options, warrant, rights, conversion privileges or similar obligations to acquire shares of common stock within sixty days. Although the board of directors adopted a Non-Qualified Stock Option Plan to purchase an aggregate of 1,000,000, no options have been granted to date. There are no other similar obligations outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CRANFORD ASSIGNMENT AGREEMENT

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

     As of the date of this Annual Report, Mr. Cranford has not received any payments from the Company and has agreed to extend such payment date to September 30, 2002. Management has not determined the manner of payment to be made to Mr. Cranford and may not make such determination until the Company is adequately funded and several Bet the House games have been successfully marketed generating revenues.

SAWYER ASSIGNMENT AGREEMENT

     Prior to the Company's incorporation, Mr. Thomas Sawyer together with other individuals created and designed a card game called "Bonus 6". On approximately October 13, 1997, the board of directors of the Company held a special meeting in which it was decided that the Company was not interested in acquiring or marketing Bonus 6. Among the factors considered by the board of directors in evaluating the acquisition of Bonus 6 were: (i) the status of the research and development of Ten Stix 21; (ii) a cost-effective analysis which included the potential for generation of revenues compared to capital expenditures required to market Bonus 6; and (iii) the best interests of the Company. Therefore, Mr. Sawyer in his individual capacity entered into a distribution agreement with Tom Perkins, the owner of Bonus 6, for the distribution rights of Bonus 6 (the "Distribution Agreement"). Mr. Sawyer individually proceeded to market and distribute Bonus 6 to casinos within the State of Colorado. On December 28, 2000, however, the Company and Mr. Sawyer entered into the Sawyer Assignment Agreement in which (i) Mr. Sawyer agreed to gift and grant his distribution rights under the Distribution Agreement to the Company to market and distribute Bonus 6 within the United States, excluding the State of Colorado, and (ii) the Company agreed to assume Mr. Sawyer's obligations under the Distribution Agreement as such obligations pertain to the marketing and distribution of Bonus 6 within the United States, excluding the State of Colorado.

ASSET PURCHASE AGREEMENT

     Pursuant to the Asset Purchase Agreement, the Company acquired from Summit all of Summit's right, title and interest to (i) U.S. Patent No. 5,718,427 regarding a card shuffling device marketed by Summit under the name "Pro Shuffle"; (ii) all Pro Shuffle devices, parts, inventory and equipment related to the manufacturing and assembly of the Pro Shuffle; (iii) all contracts related to the Pro Shuffle; (iv) all accounts receivable arising out of the sale or lease of the Pro Shuffle; (v) two promissory notes made by Mr. Tony Cranford, one payable to Summit in the approximate amount of $2,500.00 and one payable to Phil Lacerte in the approximate amount of $6,000.00; (vi) two Blackjack tables located in Las Vegas, Nevada; and (vii) all other business assets located in Colorado.

     Under the terms of the Asset Purchase Agreement, the Company assumed (i) on the part of Summit an inventory purchase commitment to Xpectra in the approximate amount of $110,000.00 related to fifty updated Pro Shuffle devices and parts; and (ii) two liabilities owed by Summit to Jerry Delferro and Dick Stewart in the approximate amount of $3,000.00, respectively. Pursuant to further terms of the Asset Purchase Agreement, the Company agreed to (i) pay the amount of $300,000.00, as evidenced by the execution of two promissory notes, one payable to Summit in the amount of $220,000.00 and the other payable to Michael Humecki in the amount of $80,000.00; and (ii) surrender to Summit all of the shares of common stock of Summit held of record by Mr. Sawyer and Mr. Cranford, respectively (an approximate 10% equity interest each).

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

     As of the date of this Annual Report, the Company has not entered into any other contractual arrangements with related parties, with the exception of the above-described agreements. The board of directors believes that the terms of each of the above-described agreements is as favorable to the Company as it would expect to negotiate with unaffiliated third parties, and that consummation of such agreements is in the best interests of the Company and its shareholders. The board of directors of the Company has not, however, adopted or approved any policy regarding possible future transactions with related third parties.

     Messrs. Sawyer and Cranford are not engaged in other businesses, either individually or through partnerships and corporations in which they may have an interest, hold an office or serve on the boards of directors. The directors of the Company, Messrs. Sawyer and Cranford, may in the future have other business interests to which they may devote a minor portion of their time. Certain conflicts of interest, therefore, may arise in the future between the Company and its directors. Such conflicts can be resolved through the exercise by Messrs. Sawyer and Cranford of judgment consistent with their fiduciary duties to the Company. Messrs. Sawyer and Cranford intend to resolve any such conflicts in the best interests of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     None.

     (b)  Reports.

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TEN STIX INC.


Dated: April 256, 2002                      By:  /s/  Tom Saywer
                                              --------------------------------
                                                      Tom Sawyer, President