Form 10QSB
period 2002-03-31
TEN STIX INC
filed 2002-05-15
CIK 1075993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

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

         Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of May 13, 2002
-----                                       ------------------------------
Common Stock, $0.001 par value                          17,659,488

Transitional Small Business Disclosure Format (check one)

         Yes              No      X

PART I.  FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

              BALANCE SHEETS                                                  2

              INTERIM STATEMENTS OF OPERATIONS                                3

              INTERIM STATEMENTS OF CASH FLOWS                                4

              NOTES TO INTERIM FINANCIAL STATEMENTS                           5

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       6

PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS                                              15

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                      16

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                17

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            17

      ITEM 5. OTHER INFORMATION                                              17

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               17

SIGNATURES                                                                   17

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                 Ten Stix, Inc.
                          (A Development Stage Company)

                                 March 31, 2002
                                   (unaudited)


                                    CONTENTS




                                                                            Page


BALANCE SHEET                                                                  2

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT                                     3

STATEMENTS OF CASH FLOWS                                                       4

NOTES TO FINANCIAL STATEMENTS                                                  5

                                 Ten Stix, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEET
                                 March 31, 2002


     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $     420
     Inventory                                                           81,394
                                                                      ---------

         Total current assets                                            81,814
                                                                      ---------

PROPERTY & EQUIPMENT
     Shufflers                                                          221,985
     Other                                                                6,353
         Less accumulated depreciation/amortization                     (37,044)
                                                                      ---------
                                                                        191,294

OTHER ASSETS
     Note receivable - shareholder                                        8,500
     Patent/Copyright (net)                                              93,977
                                                                      ---------
                                                                        102,477
                                                                      ---------

         TOTAL ASSETS                                                   375,585
                                                                      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                   137,819
     Accounts payable - related party                                    30,000
     Current portion of long term debt                                   51,031
                                                                      ---------

         Total current liabilities                                      218,850

LONG-TERM LIABILITIES
     Notes payable - net of discount and current portion                188,502
                                                                      ---------

         TOTAL LIABILITIES                                              407,352

STOCKHOLDERS' EQUITY
     Preferred A stock, convertible to 200 common stock,
         each fully voting as if converted, $.001 par value;
         100,000 shares authorized; 2 shares issued
         and outstanding                                                   --
     Common stock, $0.001 par value; 500,000,000
         shares authorized; 17,659,488 shares
         issued and outstanding                                          17,659
     Additional paid-in capital                                         704,128
     Deficit accumulated during the development
         stage                                                         (753,554)
                                                                      ---------

                                                                        (31,767)
                                                                      ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 375,585
                                                                      =========


    The accompanying notes are an integral part of the financial statements.


                                                Ten Stix, Inc.
                                         (A Development Stage Company)
                                  STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                                                                                  For the three months
                                                    Inception                        ended March 31
                                                (January 10, 1996)         -----------------------------------
                                                 to March 31, 2002             2002                   2001
                                                 -----------------         ------------           ------------
REVENUES
     Fees from games                                $     56,167           $     18,800           $       --
     Leases                                               45,900                   --                     --
     Other income                                            570                   --                     --
                                                    ------------           ------------           ------------

         Total revenue                                   102,637                 18,800                   --
                                                    ------------           ------------           ------------

EXPENSES
     Advertising                                           1,093                   --                     --
     Amortization                                         18,374                  3,404                    558
     Commissions                                             720                    720                   --
     Consulting fees                                     530,007                   --                     --
     Contract labor                                        3,187                   --                     --
     Depreciation                                         37,043                 11,329                    196
     Insurance                                               959                   --                     --
     Interest expense                                     24,002                  5,261                   --
     Legal and accounting                                 75,495                  5,854                  1,424
     Miscellaneous                                           400                    400                   --
     Office expense                                        6,075                  1,459                     79
     Rent                                                  1,660                   --                     --
     Repairs & maintenance                                    99                   --                     --
     Samples                                               5,488                    450                    705
     Salaries - product development                       70,313                  2,813                  2,813
     Salaries - marketing                                 23,437                    937                    937
     Show fees                                            12,998                  1,000                   --
     Supplies                                              3,646                  1,300                   --
     1996 and prior startup costs                         19,287                   --                     --
     Taxes and licenses                                      885                     25                    275
     Travel                                               19,568                    844                  2,941
     Utilities                                               455                    180                   --
                                                    ------------           ------------           ------------

         Total expenses                                  855,191                 35,976                  9,928
                                                    ------------           ------------           ------------

NET LOSS                                                (752,554)               (17,176)                (9,928)

Accumulated deficit
     Balance, beginning of period                           --                 (736,378)              (668,582)
     Treasury stock acquired at a premium                 (1,000)                  --                     --
                                                    ------------           ------------           ------------

     Balance, end of period                         $   (753,554)          $   (753,554)          $   (678,510)
                                                    ============           ============           ============

NET LOSS PER SHARE - BASIC                          $      (0.04)          $       --             $       --
                                                    ============           ============           ============

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                             16,428,977             17,659,888             17,645,815
                                                    ============           ============           ============


                   The accompanying notes are an integral part of the financial statements.



                                             Ten Stix, Inc.
                                     (A Development Stage Company)
                                        STATEMENTS OF CASH FLOWS

                                                                                 For the three months
                                                          Inception                 ended March 31,
                                                     (January 10, 1996)      -----------------------------
                                                      to March 31, 2002        2002                 2001
                                                      -----------------      ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(753,554)          $ (17,176)          $  (9,928)
Adjustments to reconcile net loss to net cash flows
     from operating activities:
         Amortization                                       18,374               3,404                 558
         Depreciation                                       37,043              11,329                 196
         Services provided at no charge                     93,750               3,750               3,750
         Increase (decrease) in accounts payable            28,900                --                (3,790)
         (Increase) in note receivable - shareholder        (8,500)               --                  --
         Decrease in accounts receivable                      --                   320                --
         (decrease) in overdraft                              --                  --                   591
         Issuance of common stock for services             527,660                --                  --
                                                         ---------           ---------           ---------

            Net cash flows from operating activities       (56,327)              1,627              (8,623)

CASH FLOWS FROM INVESTING ACTIVITIES
     Equipment purchases                                    (3,912)               --                  --
     Patent costs accumulated                              (37,954)               --                  --
                                                         ---------           ---------           ---------

            Net cash flows from investing activities       (41,866)               --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on debt                                       (2,014)             (2,014)               --
     Issuance of common stock                              100,562                --                 3,300
     Issuance of preferred stock                             5,465                 500                --
     Repurchase of common shares                           (10,400)               --                  --
     Loans from shareholders                                 5,000                --                  --
                                                         ---------           ---------           ---------

            Net cash flows from financing activities        98,613              (1,514)              3,300
                                                         ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                      420                 113              (5,323)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                      --                   307               5,323
                                                         ---------           ---------           ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                       $     420           $     420           $    --
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

                                                   4

                                 Ten Stix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001


1.   Management's Representation of Interim Financial Information
     The accompanying financial statements have been prepared by Ten Stix, Inc. without audit pursuant to rules and regulations of the U. S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Ten Stix Inc. (the "Company") was incorporated on January 10, 1996 under the laws of the State of Colorado to engage in the design, development and marketing of unique card games, of which some are derived from Native American heritage, and other gaming products for the gaming industry. The Company named itself "Ten Stix" based on its most popular and creative product known as "Ten Stix 21" (currently being marketed and referenced herein as "Ten to Win"). The Company has designed and developed certain card games, which are currently being marketed to casinos located in the States of California, Colorado, Kansas, New Mexico, Nevada, South Dakota and Wisconsin.

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

     As of the date of this Quarterly Report, the Company has generated insignificant revenues from the sale of its gaming products. Since inception, the Company has incurred approximately $70,313 in salaries-product development expenses, which includes research and development expenses relating to the design and development of the Company's gaming products. Management believes that there are certain material factors applicable to all of the Company's products, which are relevant to commencement of generation of revenues, as follows: (i) adequate capital required to fund operational expenses, which directly and adversely affects travel associated with the market and distribution of products; (ii) state approval of the specific game being marketed; (iii) slow delivery of and/or back-ordered parts associated with particular games. Together with the specific material factors listed under the description of each gaming product, management believes that all such material factors have been disclosed pertaining to the timing of bringing each product to market and commencement of generation of revenues.

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

--------------------------------------------------------------------------------
                                          States and Status of
Gaming Product                             Regulatory Approval
--------------------------------------------------------------------------------

                           CA     CO      KN    NM       NV       SD        WI

Ten to Win                (1)             (3)   (1)      (2)      PA*      PA(4)
--------------------------------------------------------------------------------

ShotGun 21                (1)     PA(5)   (3)   (1)      (2)      (3)       Not
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
--------------------------------------------------------------------------------
*Pending Approval
**Approved

(1) As of the date of this Quarterly Report, neither the State of California nor New Mexico has any rules or regulations regarding licensing of the Company's gaming products. Therefore, all of the Company's gaming products, with the exception of Catalina Dice, can be played in the State of California and New Mexico without state regulatory approval. Dice and roulette games, such as Catalina Dice, are not legal in California.

(2) As of the date of this Quarterly Report, the State of Nevada has rules and regulations which provide that the gaming products of the Company may be distributed and marketed without prior licensing but with state approval. Bet the House, Bonus 6, Push Your Luck and Catalina Dice have all been approved by the State of Nevada.

(3) As of the date of this Quarterly Report, management of the Company has not pursued applications for approval and/or licensing.

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

     As of the date of this Quarterly Report, the Company is currently focusing on marketing its gaming products within the States of Colorado, New Mexico, Nevada, California, Kansas and Wisconsin by (i) implementation of sales trips and contacts by independent commissioned representatives, (ii) use of direct mail, trade publications and press releases for advertising of the gaming products, and (iii) attendance and display of the gaming products at well-known gaming trade shows and/or conferences. The Company intends to market its gaming products through the use of direct sales and independent commissioned representatives. To aid in the marketing of its gaming products, the Company intends to utilize several marketing approaches including advertising in trade publications, submitting press releases, and continuing its participation in trade shows. The Company's services and gaming products are also electronically advertised on the Company's web page at www. Ten Stix.com.

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

     As of the date of this Quarterly Report, the marketing and sale of the Pro Shuffle generates approximately $5,600 in monthly revenue; however, the Company pays debt service of $2,800 monthly in accordance with the terms of the above-described notes.

RESULTS OF OPERATION

     Three-Month Period Ended March 31, 2002 Compared to Three-Month Period Ended March 31, 2001

     The Company's net losses for the three-month period ended March 31, 2002 were approximately $17,176 compared to a net loss of approximately $9,928 for the three-month period ended March 31, 2001 (an increase of $7,248 or 73%).

     Total revenue for the three-month periods ended March 31, 2002 and 2001 were $18,800 and $-0-, respectively. The generation of revenue during the three-month period ended March 31, 2002 was comprised primarily of fees generated from the marketing of its gaming products. The lack of generated revenue during the three-month period ended March 31, 2001 resulted primarily from an operational emphasis on the continued design and development of products and from a lack of sufficient capital necessary to fund operational expenses, thus adversely affecting the marketing and distribution of the Company's gaming products.

     During the three-month period ended March 31, 2002, the Company recorded operating expenses of $35,976 compared to $9,928 of operating expenses recorded during the three-month period ended March 31, 2001 (an increase of $26,048). Operating expenses for the three-month period ended March 31, 2002 primarily include (i) $11,329 as depreciation expense; (ii) $5,854 in legal and accounting expenses; (iii) $5,261 in interest expenses; (iv) $3,404 in amortization expense; and (v) $2,813 in salaries - product development. The increase in operational expenses during the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001 was primarily due to (i) an increase in depreciation expenses to $11,329 from $196; (ii) an increase in amortization expense to $3,404 from $558; and (iii) an increase in interest expense to $5,261 from $-0-.

     As discussed above, although the Company generated revenues in the amount of $18,800 during the three-month period ended March 31, 2002, the increase in net loss during such period compared to the three-month period ended March 31, 2001 is attributable primarily to a substantial increase in operating expenses. The Company's net losses during the three-month period ended March 31, 2002 were approximately ($17,176) or ($nil) per common share compared to a net loss of approximately ($9,928) or ($nil) per common share (an increase of $7,248 or 73%) during the three-month period ended March 31, 2001. The weighted average of common shares outstanding were 17,659,888 for the three-month period ended March 31, 2002 compared to 17,645,815 for the three-month period ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

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

     The Company generated $18,800 in total revenue during the three-month period ended March 31, 2002 and $-0- in total revenue during the three-month period ended March 31, 2001. Management anticipates that overall generation of revenues will continue to increase on an annual basis based on existing contracts and marketability of its gaming products.

     As of March 31, 2002, the Company's current assets were $81,814 and its current liabilities were $218,850, which resulted in a working capital deficit of $137,036. As of March 31, 2002, the Company's total assets were $375,585 and its total liabilities were $407,352. As of March 31, 2002, the Company's total liabilities exceeded its total assets by $31,767.

     As of March 31, 2002, the Company's total assets consisted primarily of (i) $81,394 in inventory, (ii) $191,294 in property and equipment, and (iii) a $93,977 net cost of patent/copyright rights. As of March 31, 2002, the Company's total liabilities consisted primarily of (i) $137,819 in accounts payable, (ii) $188,502 in notes payable, and (iii) $51,031 in current portion due and owing of long term debt.

     The Company's stockholders' equity decreased from $390,525 for fiscal year ended December 31, 2001 to $375,585 for the three-month period ended March 31, 2002.

     For the three-month period ended March 31, 2002, the net cash flow from operating activities was $1,627 compared to net cash flow used in operating activities of ($8,623) for the three-month period ended March 31, 2001 (an increase of $10,250). As discussed above, the increase was primarily comprised of (i) $11,329 incurred as depreciation expense during the three-month period ended March 31, 2002 compared to $196 incurred as depreciation expense during the three-month period ended March 31, 2001; (ii) $3,404 in amortization during the three-month period ended March 31, 2002 compared to $558 in amortization during the three-month period ended March 31, 2001; and (iii) a net loss of $17,176 for the three-month period ended March 31, 2002 compared to a net loss of $9,928 for the three-month period ended March 31, 2001.

     During the three-month periods ended March 31, 2002 and 2001, the Company did not have cash flows from investing activities, which relate primarily to the purchase of equipment and accumulated patent costs.

     The Company decreased its net cash from financing activities for the three-month period ended March 31, 2002 to ($1,514) compared to $3,300 for the three-month period ended March 31, 2001. The decrease was attributable to the payment on debt during the three-month period ended March 31, 2002 compared to the sale of stock during the three-month period ended March 31, 2001.

SOURCES OF FUNDING/MATERIAL COMMITMENTS

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

     As of the date of this Quarterly Report, Mr. Cranford has not received any payments from the Company and has agreed to extend such payment date to September 30, 2002. Management has not determined the manner of payment to be made to Mr. Cranford and may not make such determination until the Company is adequately funded and several Bet the House games have been successfully marketed generating revenues.

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

     As of the date of this Quarterly Report, the Company has paid Humecki approximately $21,200 pursuant to the terms of the Huekci Promissory Note.

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

     As of the date of this Quarterly Report, the Company has not paid Summit any monies pursuant to the terms or the Summit Promissory Note.

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

     Funding

     As of the date of this Quarterly Report, the Company is engaged in an offering pursuant to which it intends to raise an aggregate of $1,000,000. In accordance with the terms and provisions of the Private Placement Memorandum, the Company will offer and sell 10,000 shares of Series A Convertible Preferred Stock at $100.00 per share. Each share of Series A Convertible Preferred Stock will be convertible into two hundred shares of restricted Common Stock at any time after December 31, 2001. The Series A Convertible Preferred Stock will be senior to the Common Stock with respect to dividends and upon liquidation, dissolution or winding up. The securities will not be registered under the 1933 Securities Act and will therefore be offered pursuant to an exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the 1933 Securities Act. Management intents to use net proceeds received from the offering for the Company's capital requirements, which consist primarily of marketing, advertising and travel expenses and professional fees.

     As of the date of this Quarterly Report, the Company has sold and issued two shares of Series A Convertible Preferred Stock to one investor for an aggregate amount of $500.00.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (i) As of the date of this Quarterly Report, the Company is engaged in a offering pursuant to which it intends to raise an aggregate of $1,000,000. In accordance with the terms and provisions of the Private Placement Memorandum, the Company is offering and selling 10,000 shares of Series A Convertible Preferred Stock at $100.00 per share. Each share of Series A Convertible Preferred Stock is convertible into two hundred shares of restricted Common Stock at any time after December 31, 2001. As of the date of this Quarterly Report, the Company has issued two shares of Series A Convertible Preferred Stock to one investor who was not an accredited investor as that term is defined under Regulation D. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the 1933 Securities Act. The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

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


                                            TEN STIX INC.

Dated: May 13, 2002                         By: /s/ Thomas E. Sawyer
                                            ------------------------
                                            Thomas E. Sawyer, President