Form 10QSB
period 2002-06-30
TEN STIX INC
filed 2002-08-27
CIK 1075993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

         Yes  X       No
            -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of August 12, 2002
-----                                       -----------------------------------
Common Stock, $0.001 par value                          17,659,488

Transitional Small Business Disclosure Format (check one)

         Yes          No  X
            -----       -----

PART I.  FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

            BALANCE SHEETS                                                  2

            INTERIM STATEMENTS OF OPERATIONS                                3

            INTERIM STATEMENTS OF CASH FLOWS                                4

            NOTES TO INTERIM FINANCIAL STATEMENTS                           5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS                                            16

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                    17

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES                              17

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          17

      ITEM 5. OTHER INFORMATION                                            17

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             17

SIGNATURES                                                                 18

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 Ten Stix, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2002

    ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $     223
     Inventory                                                           81,394
                                                                      ---------

         Total current assets                                            81,617
                                                                      ---------

PROPERTY AND EQUIPMENT
     Shufflers                                                          221,985
     Other                                                                6,353
     Less:  accumulated depreciation/amortization                       (48,373)
                                                                      ---------

                                                                        179,965

OTHER ASSETS
     Note receivable - shareholder                                        8,500
     Patent/Copyright (net)                                              90,573
                                                                      ---------

                                                                         99,073
                                                                      ---------

         TOTAL ASSETS                                                 $ 360,655
                                                                      =========

     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                                 $ 139,419
     Accounts payable - related party                                    30,000
     Current portion of long-term debt                                   43,688
                                                                      ---------

         Total current liabilities                                      213,107

LONG-TERM LIABILITIES
     Notes payable - net of discount and current portion                198,335
                                                                      ---------

         TOTAL LIABILITIES                                              411,442

STOCKHOLDERS' DEFICIT
     Preferred A stock, convertible to 200 common stock,
         each fully voting as if converted, $.001 par value;
         100,000 shares authorized; 2 shares issued and outstanding        --
     Common stock, $0.001 par value; 500,000,000 shares authorized;
         17,659,488 shares issued and outstanding                        17,659
     Additional paid-in capital                                         707,878
     Deficit accumulated during the development stage                  (776,324)
                                                                      ---------

                                                                        (50,787)
                                                                      ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $ 360,655
                                                                      =========


    The accompanying notes are an integral part of the financial statements.


                                                     Ten Stix, Inc.
                                             (A Development Stage Company)
                                       STATEMENTS OF LOSS AND ACCUMULATED DEFICIT


                                                                For the three months            For the six months
                                              Inception            ended June 30                   ended June 30
                                         (January 10, 1996) ----------------------------    ----------------------------
                                          to June 30, 2002      2002            2001            2002            2001
                                            ------------    ------------    ------------    ------------    ------------
REVENUES
     Fees from games                        $     68,223    $     12,056    $       --            30,856    $       --
     Leases                                       45,900            --            11,200            --            11,200
     Other income                                  9,241           8,671             250           8,671             250
                                            ------------    ------------    ------------    ------------    ------------

         Total revenue                           123,364          20,727          11,450          39,527          11,450
                                            ------------    ------------    ------------    ------------    ------------

EXPENSES
     Advertising                                   1,093            --               696            --               696
     Amortization                                 21,778           3,404           3,404           6,808           3,962
     Commissions                                   2,040           1,320            --             2,040            --
     Consulting fees                             530,007            --              --              --              --
     Contract labor                                3,187            --              --              --              --
     Depreciation                                 48,372          11,329          11,416          22,658          11,612
     Insurance                                       959            --              --              --              --
     Interest expense                             28,911           4,909           3,507          10,170           3,507
     Legal and accounting                         83,995           8,500           5,241          14,354           6,666
     Miscellaneous                                   400            --              --               400            --
     Office expense                                8,410           2,335             629           3,794             708
     Rent                                          1,660            --              --              --              --
     Repairs and maintenance                          99            --              --              --              --
     Samples                                       7,485           1,997            --             2,447             704
     Salaries - product development               73,126           2,813           2,813           5,626           5,625
     Salaries - marketing                         24,375             938             937           1,875           1,875
     Show fees                                    14,798           1,800            --             2,800            --
     Supplies                                      3,646            --              --             1,300            --
     1996 and prior startup costs                 19,287            --              --              --              --
     Taxes and licenses                            1,037             152            --               177             275
     Travel                                       23,568           4,000           3,119           4,844           6,060
     Utilities                                       455            --              --               180            --
                                            ------------    ------------    ------------    ------------    ------------

         Total expenses                          898,688          43,497          31,762          79,473          41,690
                                            ------------    ------------    ------------    ------------    ------------

NET LOSS                                        (775,324)        (22,770)        (20,312)        (39,946)        (30,240)

Accumulated deficit
     Balance, beginning of period           $       --      $   (753,554)   $   (678,510)   $   (736,378)   $   (668,582)
     Treasury stock acquired at a premium         (1,000)           --              --              --              --
                                            ------------    ------------    ------------    ------------    ------------

     Balance, end of period                 $   (776,324)   $   (776,324)   $   (698,822)   $   (776,324)   $   (698,822)
                                            ============    ============    ============    ============    ============

NET LOSS PER SHARE - BASIC                  $      (0.04)   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                            ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                     16,475,974      17,659,488      17,658,701      17,659,488      17,652,293
                                            ============    ============    ============    ============    ============


                        The accompanying notes are an integral part of the financial statements.



                                             Ten Stix, Inc.
                                     (A Development Stage Company)
                                        STATEMENTS OF CASH FLOWS


                                                                               For the six months
                                                       Inception                 ended June 30,
                                                   (January 10, 1996)     ----------------------------
                                                    to June 30, 2002         2002               2001
                                                    ----------------      ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                (776,574)         $ (39,946)         $ (30,240)
Adjustments to reconcile net loss to net cash flows
     from operating activities:
         Amortization                                     21,777              6,807              3,962
         Depreciation                                     48,373             22,659             11,612
         Services provided at no charge                   97,500              7,500              7,500
         Increase in accounts payable                     30,430              1,600              2,616
         Increase in note receivable - shareholder        (8,500)              --               (8,500)
         Decrease in accounts receivable                     320                320               --
         Decrease in overdraft                              --                 --
         Issuance of common stock for services           527,660               --                 --
                                                       ---------          ---------          ---------

            Net cash flows from operating activities     (59,014)            (1,060)           (13,050)

CASH FLOWS FROM INVESTING ACTIVITIES
     Equipment purchases                                  (3,912)              --                 --
     Patent costs accumulated                            (37,954)              --                 --
                                                       ---------          ---------          ---------

            Net cash flows from investing activities     (41,866)              --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on debt                                       --                 --                 --
     Issuance of common stock                            100,562               --                8,400
     Issuance of preferred stock                           5,465                500               --
     Repurchase of common shares                         (10,400)              --                 --
     Loans from shareholders                               5,476                476               --
                                                       ---------          ---------          ---------

            Net cash flows from financing activities     101,103                976              8,400
                                                       ---------          ---------          ---------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                    223                (84)            (4,650)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                    --                  307              5,323
                                                       ---------          ---------          ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                     $     223          $     223          $     673
                                                       =========          =========          =========


                The accompanying notes are an integral part of the financial statements.

                                                   4

                                 Ten Stix, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002


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

     As of the date of this Quarterly Report, the Company has generated insignificant revenues from the sale of its gaming products. Since inception, the Company has incurred approximately $73,126 in salaries-product development expenses, which includes research and development expenses relating to the design and development of the Company's gaming products. Management believes that there are certain material factors applicable to all of the Company's products, which are relevant to commencement of generation of revenues, as follows: (i) adequate capital required to fund operational expenses, which directly and adversely affects travel associated with the market and distribution of products; (ii) state approval of the specific game being marketed; (iii) slow delivery of and/or back-ordered parts associated with particular games. Together with the specific material factors listed under the description of each gaming product, management believes that all such material factors have been disclosed pertaining to the timing of bringing each product to market and commencement of generation of revenues.

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

RESULTS OF OPERATION

Six-Month Period Ended June 30, 2002 Compared to Six-Month Period Ended June 30, 2001

     The Company's net loss for the six-month period ended June 30, 2002 was approximately $39,946 compared to a net loss of approximately $30,240 for the six-month period ended June 30, 2001 (an increase of $9,706 or 32%).

     Total revenue for the six-month periods ended June 30, 2002 and 2001 were $39,527 and $11,450, respectively. The increase in revenue during the six-month period ended June 30, 2002 was primarily due to an increase in fees generated from the marketing of the Company's gaming products as compared to the insignificant amount of revenue generated during the six-month period ended June 30, 2001, which resulted primarily from an operational emphasis on the continued design and development of products and lack of sufficient capital necessary to fund operational expenses.

     During the six-month period ended June 30, 2002, the Company recorded operating expenses of $79,473 compared to $41,690 of operating expenses recorded during the six-month period ended June 30, 2001 (an increase of $37,783). Operating expenses for the six-month period ended June 30, 2002 primarily consisted of: (i) $22,658 as depreciation expense; (ii) $14,354 in legal and accounting expenses; (iii) $10,170 in interest expenses; (iv) $6,808 in amortization expense; and (v) $5,626 in salaries - product development. The increase in operational expenses during the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001 was primarily due to (i) an increase in depreciation expense of $11,046; (ii) an increase in legal and accounting fees of $7,688; and (iii) an increase in interest expense of $6,663.

     As discussed above, although the Company generated revenues in the amount of $39,527 during the six-month period ended June 30, 2002, the increase in net loss during such period compared to the six-month period ended June 30, 2001 is attributable primarily to a substantial increase in operating expenses. The Company's net loss during the six-month period ended June 30, 2002 was approximately ($39,946) or ($0.00) per common share compared to a net loss of approximately ($30,240) or ($0.00) per common share during the six-month period ended June 30, 2001. The weighted average of common shares outstanding were 17,659,488 for the six-month period ended June 30, 2002 compared to 17,652,293 for the six-month period ended June 30, 2001.

Three-Month Period Ended June 30, 2002 Compared to Three-Month Period Ended June 30, 2001

     The Company's net loss for the three-month period ended June 30, 2002 was approximately $22,770 compared to a net loss of approximately $20,312 for the three-month period ended June 30, 2001 (an increase of $2,458 or 12%).

     Total revenue for the three-month periods ended June 30, 2002 and 2001 was $20,727 and $11,450, respectively. The generation of revenue during the three-month period ended June 30, 2002 was comprised primarily of fees generated from the marketing of its gaming products.

     During the three-month period ended June 30, 2002, the Company recorded operating expenses of $43,497 compared to $31,762 of operating expenses recorded during the three-month period ended June 30, 2001 (an increase of $11,735). Operating expenses for the three-month period ended June 30, 2002 primarily consisted of: (i) $11,329 as depreciation expense; (ii) $8,500 in legal and accounting expenses; (iii) $4,909 in interest expenses; (iv) $3,404 in amortization expense; and (v) $2,813 in salaries - product development.

     As discussed above, although the Company generated revenue in the amount of $20,727 during the three-month period ended June 30, 2002, the increase in net loss during such period compared to the three-month period ended June 30, 2001 is attributable primarily to a substantial increase in operating expenses. The Company's net loss during the three-month period ended June 30, 2002 was approximately ($22,770) or ($0.00) per common share compared to a net loss of approximately ($20,312) or ($0.00) per common share during the three-month period ended June 30, 2001. The weighted average of common shares outstanding were 17,659,488 for the three-month period ended June 30, 2002 compared to 17,658,701 for the three-month period ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of the date of this Quarterly Report, management of the Company believes that an estimated $500,000 is required over the next fiscal year for payment of expenses associated with the ongoing business operations of the Company. The Company generated $39,527 in total revenue during the six-month period ended June 30, 2002 and $11,450 in total revenue during the six-month period ended June 30, 2001. Management anticipates that overall generation of revenues will continue to increase on an annual basis based on existing contracts and marketability of its gaming products. Management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to successfully generate revenues from the marketing of its gaming products and to obtain advances from certain investors and related parties, as necessary.

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

For Six-Month Period Ended June 30, 2002

     As of June 30, 2002, the Company's current assets were $81,617 and its current liabilities were $213,107, resulting in a working capital deficit of $131,490. As of June 30, 2002, current assets were comprised of $223 in cash and $81,394 in inventory. As of June 30, 2002, current liabilities were comprised of
(i) $139,419 in accounts payable; (ii) $30,000 in accounts payable to related party; and (iii) $43,688 in current portion of long-term debt due and owing.

     As of June 30, 2002, the Company's total assets were $360,655 and its total liabilities were $411,442. As of June 30, 2002, the Company's total liabilities exceeded its total assets by $50,787.

     As of June 30, 2002, the Company's total assets consisted primarily of (i) $81,617 in current assets; (ii) $179,965 (less accumulated depreciation/amortization) in property and equipment; (iii) a $90,573 net cost of patent/copyright rights; and (iv) $8,500 in note receivable from shareholder.

     As of June 30, 2002, the Company's total liabilities consisted primarily of $213,107 in current liabilities and $198,335 in notes payable (net of discount and current portion due and owing of long term debt). See "Part I. Item 2. Management's Discussion and Analysis or Plan of Operation - Sources of Funding/Material Commitments".

     Stockholders' deficit for the six-month period ended June 30, 2002 was ($50,787).

     For the six-month period ended June 30, 2002, net cash flows from operating activities was ($1,060) compared to net cash flows from operating activities of ($13,050) for the six-month period ended June 30, 2001. The decrease resulted primarily from (i) $39,946 net loss during the six-month period ended June 30, 2002 compared to $30,240 net loss during the six-month period ended June 30, 2001; (ii) $22,659 in depreciation during the six-month period ended June 30, 2002 compared to $11,612 in depreciation during the six-month period ended June 30, 2001; and (iii) $6,807 in amortization during the six-month period ended June 30, 2002 compared to $3,962 in amortization during the six-month period ended June 30, 2001.

     During the six-month periods ended June 30, 2002 and 2001, the Company did not have cash flows from investing activities, which relates primarily to the purchase of equipment and accumulated patent costs.

     The Company decreased its net cash from financing activities for the six-month period ended June 30, 2002 to $976 compared to $8,400 for the six-month period ended June 30, 2001. The decrease during the six-month period ended June 30, 2002 was attributable to the decrease in proceeds received from the issuance of stock.

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

     As of the date of this Quarterly Report, Xpectra has informed the Company that it may sell the entire Xpectra Inventory for a purchase price of approximately $35,000.00.

Funding

     As of the date of this Quarterly Report, the Company is engaged in an offering pursuant to which it intends to raise an aggregate of $1,000,000. In accordance with the terms and provisions of the Private Placement Memorandum, the Company will offer and sell 10,000 shares of Series A Convertible Preferred Stock at $250.00 per share. Each share of Series A Convertible Preferred Stock will be convertible into five hundred shares of restricted Common Stock at any time after December 31, 2001. The Series A Convertible Preferred Stock will be senior to the Common Stock with respect to dividends and upon liquidation, dissolution or winding up. The securities will not be registered under the 1933 Securities Act and will therefore be offered pursuant to an exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the 1933 Securities Act. Management intents to use net proceeds received from the offering for the Company's capital requirements, which consist primarily of marketing, advertising and travel expenses and professional fees.

     As of the date of this Quarterly Report, the Company has sold and issued two shares of Series A Convertible Preferred Stock to one investor.

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

     99.1 Certification Pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TEN STIX INC.

Dated: August 23, 2002                    By:  /s/  Thomas E. Sawyer
                                             -------------------------------
                                                    Thomas E. Sawyer
                                                    President and Treasurer



Dated: August 23, 2002                    By:  /s/  Tony A. Cranford
                                             -------------------------------
                                                    Tony A. Cranford
                                                    Vice President and Secretary