Form 10QSB
period 2002-09-30
TEN STIX INC
filed 2002-11-19
CIK 1075993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

         Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of November 18, 2002
-----                                       -----------------------------------
Common Stock, $0.001 par value                          18,168,688

Transitional Small Business Disclosure Format (check one)

         Yes              No      X

PART I.  FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS:

      BALANCE SHEET AS OF SEPTEMBER 30, 2002                                  2

      STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
      SEPTEMBER 30, 2002 AND 2001, AND THE PERIOD FROM INCEPTION
      TO SEPTEMBER 30, 2002                                                   4

      CONSOLIDATED STATEMENTS OF CASH FLOWS                                   5

      NOTES TO FINANCIAL STATEMENTS                                           6

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS                                     7

PART II. OTHER INFORMATION AND SIGNATURES

      ITEM 1. LEGAL PROCEEDINGS                                              16

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                      17

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                17

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            17

      ITEM 5. OTHER INFORMATION                                              17

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               17

SIGNATURES                                                                   18


PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 TEN STIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS


                                                                  September 30, 2002
                                                                  ------------------
                                                                     (Unaudited)
CURRENT ASSETS:
Cash                                                                  $   5,778
Accounts receivable                                                      16,456
Inventory                                                                82,144
Prepaid expenses                                                         12,000
                                                                      ---------

                    Total Current Assets                                116,378
                                                                      ---------

PROPERTY AND EQUIPMENT, at cost, net                                    170,136

LOAN RECEIVABLE - STOCKHOLDER                                             8,500

PATENT/COPYRIGHT, net                                                    87,169

GAME RIGHTS                                                             153,010
                                                                      ---------

TOTAL ASSETS                                                          $ 535,193
                                                                      =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                 TEN STIX, INC
                         (A DEVELOPMENT STAGE COMPANY)
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                 September 30, 2002
                                                                 ------------------
                                                                     (Unaudited)
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                             $ 166,445
    Accounts payable, related party                                      30,000
    Notes payable, current portion                                      121,888
                                                                      ---------

                Total Current Liabilities                               318,333
                                                                      ---------

NOTES PAYABLE, net of current portion                                   192,282
                                                                      ---------


                                                                        510,615
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred A stock, $.001 par value, 100,000 shares authorized;
      76 shares issued and outstanding                                     --
    Common stock, $.001 par value, 500,000,000 shares
      authorized; 18,058,488 issued and outstanding                      18,058
    Additional paid-in capital                                          890,439
    Subscription receivable                                              (5,000)
    (Deficit) accumulated during the development stage                 (878,919)
                                                                      ---------

                Total Stockholders' Equity (Deficit)                     24,578
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $ 535,193
                                                                      =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                          TEN STIX, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENTS OF OPERATIONS

                                                                                                            For the Period
                                             For the Three   For the Three   For the Nine    For the Nine   From Inception
                                             Months Ended    Months Ended    Months Ended    Months Ended (January 10, 1996)
                                             September 30,   September 30,   September 30,   September 30,  to September 30,
                                                 2002            2001            2002            2001            2002
                                             ------------    ------------    ------------    ------------    ------------
                                             (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
REVENUES:
      Fees from games                        $     48,536    $     19,800    $     79,392    $     31,000    $    116,759
      Other income                                   --              --             8,671             250           9,241
                                             ------------    ------------    ------------    ------------    ------------

             Total Revenue                         48,536          19,800          88,063          31,250         126,000
                                             ------------    ------------    ------------    ------------    ------------

EXPENSES:
      Amortization                                  3,404           2,731          10,212           6,693          25,182
      Depreciation                                 11,329           5,806          33,987          17,419          59,701
      General and administrative                  134,377          14,317         174,214          36,924         934,004
                                             ------------    ------------    ------------    ------------    ------------

             Total Expenses                       149,110          22,854         218,413          61,036       1,018,887
                                             ------------    ------------    ------------    ------------    ------------

OPERATING (LOSS)                                 (100,574)         (3,054)       (130,350)        (29,786)       (892,887)
                                             ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
      Interest expense                             (1,771)         (5,261)        (11,941)         (8,769)        (30,682)
      Other                                          --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------

             Net Other Income (Expense)            (1,771)         (5,261)        (11,941)         (8,769)        (30,682)
                                             ------------    ------------    ------------    ------------    ------------

NET (LOSS)                                   $   (102,345)   $     (8,315)   $   (142,291)   $    (38,555)   $   (923,569)
                                             ============    ============    ============    ============    ============


NET (LOSS) PER SHARE-BASIC AND DILUTED       $      (0.01)              *    $      (0.01)              *
                                             ============    ============    ============    ============

Weighted Average Number of Common
    Shares Outstanding, basic and diluted      17,659,488      17,659,488      17,659,488      17,654,718
                                             ============    ============    ============    ============


*Less than $.01 per share


                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                  TEN STIX, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         For the Period
                                                                        For the Nine     For the Nine    From Inception
                                                                        Months Ended     Months Ended  (January 10, 1996)
                                                                        September 30,    September 30,   to September 30,
                                                                            2002             2001             2002
                                                                         ---------        ---------        ---------
                                                                        (Unaudited)      (Unaudited)      (Unaudited)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net (loss)                                                               $(142,291)       $ (38,555)       $(878,919)
Adjustments to reconcile net (loss) to net cash from operating activities:
        Depreciation and amortization                                       44,199           24,112           84,883
        Services provided at no charge                                       7,500           11,250           97,500
        Issuance of common stock for services                                8,000             --            535,660
        Changes in assets and liabilities:
        Inventory                                                             (750)            --               (750)
        Accounts receivable                                                (16,136)            --            (16,136)
        Note receivable - stockholder                                         --             (8,500)          (8,500)
        Accounts payable                                                    28,376            1,763           57,206
                                                                         ---------        ---------        ---------

                    Net Cash Provided (Used) by Operating Activities       (71,102)          (9,930)        (129,056)
                                                                         ---------        ---------        ---------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
        Purchase of equipment                                             (101,500)            --           (105,412)
        Patent costs accumulated                                              --               --            (37,954)
                                                                         ---------        ---------        ---------

                    Net Cash (Used) by Investing Activities               (101,500)            --           (143,366)
                                                                         ---------        ---------        ---------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
        Proceeds from notes payable                                         87,000             --             87,000
        Payments on notes payable                                          (14,377)            --            (14,377)
        Proceeds from issuance of common stock                              86,500            8,400          187,062
        Proceeds from issurance of preferred stock                          18,950             --             23,915
        Repurchase of common shares                                           --               --            (10,400)
        Loans from stockholders                                               --               --              5,000
                                                                         ---------        ---------        ---------

                    Net Cash Provided (Used) by Financing Activities       178,073            8,400          278,200
                                                                         ---------        ---------        ---------

INCREASE (DECREASE) IN CASH                                                  5,471           (1,530)           5,778

Cash and Cash Equivalents at Beginning of Period                               307            5,323             --
                                                                         ---------        ---------        ---------

Cash and Cash Equivalents at End of Period                               $   5,778        $   3,793        $   5,778
                                                                         =========        =========        =========


                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                         5

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of Ten Stix, Inc. (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

In the opinion of management, the unaudited interim financial statements for the three and nine months ended September 30, 2002 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB of the year ended December 31, 2001.

Certain amounts in the prior period's financial statements have been reclassified for comparative purposes to conform to the current year presentation.

NOTE 2 - STOCKHOLDERS' EQUITY

In July 2002 the Company entered into an option agreement to purchase the rights to the Bonus 6 games within the states of Colorado, South Dakota, California, and Arizona for $100,000 payable in five equal installments through April 2003 and issued 10,000 shares of restricted common stock valued at $1,010 upon acceptance of the option agreement. An additional 65,000 shares of restricted common stock valued at $52,000 were issued in August 2002 when the option was exercised and the first installment was paid.

In July 2002 the Company entered into an option agreement to purchase the video rights for Bonus 6 Stud Poker. The Company issued 20,000 shares of common stock valued at $12,000 when the option was accepted. The option period expires January 30, 2003. If the option is exercised, the Company will pay $150,000 and issue 200,000 shares of common stock.

The Company sold 272,000 shares of common stock for $86,500 and a subscription receivable for $5,000, whose terms are being negotiated, and 76 shares of Series A preferred stock for $18,950.

NOTE 3 - NOTES PAYABLE

In April 2002 the Company entered into a promissory note for $7,000 with a lender. The note bore interest at prime plus 11.25% and was due April 2003. In September 2002 an unrelated individual paid the note in full. The Company is negotiating payment of the principal balance of $6,250 to the individual.

Subsequent to September 30, 2002 the Company renegotiated the liability due to Xpectra to $15,000 due by November 15, 2002 in three equal installments.

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

     During the nine-month period ended September 30, 2002, the Company generated approximately $88,063 in revenues from the sale and/or lease of its gaming gaming products. Management of the Company believes that the Company will continue to generate such revenues. Management further believes that there are certain material factors applicable to all of the Company's products relevant to the generation of revenues which include, but are not limited to, the following:
(i) adequate capital required to fund operational expenses, which directly and adversely affects travel associated with the market and distribution of products; (ii) state approval of the specific game being marketed; and (iii) timely delivery of and/or back-ordered parts associated with particular games. Together with the specific material factors listed under the description of each gaming product, management believes that all such material factors have been disclosed pertaining to the timing of bringing each product to market and the generation of revenues.

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

--------------------------------------------------------------------------------
                                      States and Status of
Gaming Product                         Regulatory Approval
--------------------------------------------------------------------------------

                      CA      CO       KN       NM       NV       SD       WI

Ten to Win            (1)              (3)      (1)      (5)      PA*      PA(4)
--------------------------------------------------------------------------------

ShotGun 21            (1)     PA(5)    (3)      (1)      (5)      (3)      Not
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

(5) In the State of Colorado, management believes that state regulatory approval will be obtained by approximately fourth quarter 2002 and in the State of Nevada, management believes that state regulatory approval will be obtained by approximately third quarter of 2003.

(6)  Approved and generating revenues.

--------------------------------------------------------------------------------

     The Company intends to seek to capture market niches in the gaming industry within the States of California, Colorado, Mississippi, Nevada, New Mexico, South Dakota and Wisconsin. Although the Company's principal office is located within the State of Colorado, management believes that the market in Colorado is limited for the Company's gaming products. Therefore, management intends to move into the marketplaces of primary states such as New Mexico, Nevada, California, Kansas and Wisconsin. By fiscal year ended 2003, management intends to commence marketing its gaming products in foreign countries, such as Africa, Canada, South America, Caribbean Islands and Southeast Asia, which have legalized gaming.

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

BONUS 6

     The Company has the distributorship and marketing rights to a card game called "Bonus 6". Bonus 6 is a Class III game and is a five-card stud game. Prior to the Company's incorporation, Mr. Thomas Sawyer together with other individuals created and designed a card game called "Bonus 6". On approximately October 13, 1997, the board of directors of the Company held a special meeting in which it was decided that the Company was not interested in acquiring or marketing Bonus 6. Therefore, Mr. Sawyer in his individual capacity entered into a distribution agreement with Tom Perkins, the owner of Bonus 6 ("Perkins"), for the distribution rights of Bonus 6 (the "Distribution Agreement"). Pursuant to the terms of the Distribution Agreement, Mr. Sawyer was responsible for all marketing costs and received 35% of gross revenues generated from the sale of Bonus 6 to casinos. Mr. Sawyer individually proceeded to market and distribute Bonus 6 to casinos located within Colorado. During fiscal years 1999 and 2000, the income generated by Mr. Sawyer from the marketing and sale of the Bonus 6 game to casinos in Colorado were approximately $21,900, respectively.

     Therefore, the Company and Mr. Sawyer entered into an assignment agreement dated December 28, 2000 (the "Sawyer Assignment Agreement") in which (i) Mr. Sawyer agreed to gift and grant to the Company his distribution rights under the Distribution Agreement to market and distribute Bonus 6 within the United States, excluding the State of Colorado, and (ii) the Company agreed to assume Mr. Sawyer's obligations under the Distribution Agreement as such obligations pertain to the marketing and distribution of Bonus 6 within the United States, excluding the State of Colorado. As of the date of this Quarterly Report, the Company has generated revenues from its distribution rights in connection with the marketing of Bonus 6 to casinos.

OPTION CONTRACTS

Bonus 6 Option.

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

RESULTS OF OPERATIONS

Nine-Month Period Ended September 30, 2002 Compared to Nine-Month Period Ended September 30, 2001

     The Company's net loss for the nine-month period ended September 30, 2002 was approximately ($142,291) compared to a net loss of approximately ($38,555) for the nine-month period ended September 30, 2001 (an increase of $103,026).

     Total revenue for the nine-month periods ended September 30, 2002 and 2001 were $88,063 and $31,250, respectively (an increase of $56,813). Total revenue generated during the nine-month period ended September 30, 2002 was comprised of
(i) $79,392 in fees from gaming products; and (ii) $8,671 in other income. Total revenue generated during the nine-month period ended September 30, 2001 was (i) $2,500 in fees from gaming products; (ii) $28,500 in leases; and (iii) $250 in other income. The increase in revenue during the nine-month period ended September 30, 2002 was primarily due to an increase in fees generated from the marketing of the Company's gaming products.

     During the nine-month period ended September 30, 2002, the Company incurred operating expenses of $218,413 compared to $61,036 of operating expenses incurred during the nine-month period ended September 30, 2001 (an increase of $157,377). Operating expenses for the nine-month period ended September 30, 2002 primarily consisted of: (i) $33,987 as depreciation expense; (ii) $174,214 as general and administrative expenses; and (iii) $10,212 as amortization expense. Operating expenses for the nine-month period ended September 30, 2001 primarily consisted of: (i) $17,419 as depreciation expense; (ii) $36,924 as general and administrative expenses; and (iii) $6,693 as amortization expense. The Company also incurred $11,231 as interest expense during the nine-month period ended September 30, 2002 as compared to $8,769 incurred during the nine-month period ended September 30, 2001. The increase in operational expenses during the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001 was primarily due to an increase in general and administrative expenses resulting from an operational emphasis on and increased scale and scope of overall corporate activity pertaining to the marketing and distribution of the Company's gaming products (which was primarily attributable to an increase in salaries, professional fees and travel expenses).. General and administrative expenses generally include corporate overhead, administrative management, consulting costs and professional fees.

     As discussed above, although the Company generated revenues in the amount of $88,063 during the nine-month period ended September 30, 2002, the increase in net loss during such period compared to the nine-month period ended September 30, 2001 is attributable primarily to a substantial increase in general and administrative expenses. The Company's net loss during the nine-month period ended September 30, 2002 was approximately ($141,581) or ($0.01) per common share compared to a net loss of approximately ($38,555) or ($0.00) per common share during the nine-month period ended September 30, 2001. The weighted average of common shares outstanding were 17,659,488 for the nine-month period ended September 30, 2002 compared to 17,654,718 for the nine-month period ended September 30, 2001.

Three-Month Period Ended September 30, 2002 Compared to Three-Month Period Ended September 30, 2001

     The Company's net loss for the three-month period ended September 30, 2002 was approximately ($101,635) compared to a net loss of approximately ($8,315) for the three-month period ended September 30, 2001 (an increase of $93,320).

     Total revenue for the three-month periods ended September 30, 2002 and 2001 was $48,536 and $19,800, respectively (an increase of $28,736). The generation of revenue during the three-month period ended September 30, 2002 was comprised primarily of fees generated from the marketing of its gaming products.

     During the three-month period ended September 30, 2002, the Company incurred operating expenses of $149,110 compared to $22,854 of operating expenses incurred during the three-month period ended September 30, 2001 (an increase of $126,256). Operating expenses for the three-month period ended September 30, 2002 primarily consisted of: (i) $11,329 as depreciation expense;
(ii) $134,377 as general and administrative expenses; and (iii) $3,404 as amortization expense. This increase was primarily attributable to an increase in salaries, professional fees and travel expenses related to the marketing of the Company's gaming products. The Company also incurred $1,061 as interest expense during the three-month period ended September 30, 2002 as compared to $5,261 incurred as interest expense during the three-month period ended September 30, 2001.

     As discussed above, although the Company generated revenue in the amount of $48,536 during the three-month period ended September 30, 2002, the increase in net loss during such period compared to the three-month period ended September 30, 2001 is attributable primarily to a substantial increase in general and administrative expenses. The Company's net loss during the three-month period ended September 30, 2002 was approximately ($101,635) or ($0.00) per common share compared to a net loss of approximately ($8,315) or ($0.00) per common share during the three-month period ended September 30, 2001. The weighted average of common shares outstanding were 17,659,488 for the three-month periods ended September 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of the date of this Quarterly Report, management of the Company believes that an estimated $500,000 is required over the next fiscal year for payment of expenses associated with the ongoing business operations of the Company. The Company generated $88,063 in total revenue during the nine-month period ended September 30, 2002 and $31,250 in total revenue during the nine-month period ended September 30, 2001. Management anticipates that overall generation of revenues will continue to increase on an annual basis based on existing contracts and marketability of its gaming products. Management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to successfully generate revenues from the marketing of its gaming products and to obtain advances from certain investors and related parties, as necessary.

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

For Nine-Month Period Ended September 30, 2002

     As of September 30, 2002, the Company's current assets were $104,378 and its current liabilities were $201,735, resulting in a working capital deficit of $97,357. As of September 30, 2002, current assets were comprised of (i) $5,778 in cash; (ii) $16,456 in accounts receivable; and (iii) $82,144 in inventory. As of September 30, 2002, current liabilities were comprised of (i) $66,195 in accounts payable and accrued expenses; (ii) $30,000 in accounts payable to related party; and (iii) $5,540 in current portion of long-term debt due and owing.

     As of September 30, 2002, the Company's total assets were $523,193 and its total liabilities were $509,655. As of September 30, 2002, the Company's total assets exceeded its total liabilities by $13,538.

     As of September 30, 2002, the Company's total assets consisted primarily of
(i) $104,378 in current assets; (ii) $170,136 (less accumulated depreciation/amortization) in property and equipment; (iii) a $87,169 net cost of patent/copyright rights; and (iv) $153,010 in valuation of gaming rights.

     As of September 30, 2002, the Company's total liabilities consisted primarily of $201,735 in current liabilities and $307,920 in notes payable (net of current portion due and owing of long term debt). See "Part I. Item 2. Management's Discussion and Analysis or Plan of Operation - Sources of Funding/Material Commitments".

     Stockholders' equity for the nine-month period ended September 30, 2002 was $13,538.

     For the nine-month period ended September 30, 2002, net cash flows used by operating activities was ($70,392) compared to net cash flows used by operating activities of ($9,930) for the nine-month period ended September 30, 2001. The increase in net cash flows used by operating activities during the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001 resulted primarily from (i) a net loss of ($141,581) incurred during the nine-month period ended September 30, 2002 compared to a net loss of ($38,555) incurred during the nine-month period ended September 30, 2001; (ii) an increase in accounts payable of $28,376; and (iii) an increase in depreciation and amortization of $44,199.

     For the nine-month period ended September 30, 2002, net cash flows used by investing activities was ($101,500) compared to $-0- of net cash flows used by investing activities for the nine-month period ended September 30, 2001, which relates primarily to the purchase of equipment and accumulated patent costs.

     Net cash flows provided by financing activities was $177,363 for the nine-month period ended September 30, 2002 compared to net cash flows provided by financing activities of $8,400 for the nine-month period ended September 30, 2001. The increase during the nine-month period ended September 30, 2002 was primarily attributable to (i) $86,500 in proceeds from issuance of common stock;
(ii) $18,950 in proceeds from issuance of preferred stock; and (iii) $87,000 in proceeds from notes payable.

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

     Mr. Cranford has not previously received any payments from the Company and agreed to extend such payment date to September 30, 2002. As of the date of this Quarterly Report, Mr. Cranford has agreed to further extend such payment date to December 31, 2002. Management has not determined the manner of payment to be made to Mr. Cranford and may not make such determination until the Company is adequately funded and several Bet the House games have been successfully marketed generating revenues.

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

     As of the date of this Quarterly Report, the Company has paid Humecki approximately $37,741.66 in principal and $820.75 in interest pursuant to the terms of the Huekci Promissory Note.

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

     Xpectra Liability. A significant and estimated material commitment for the Company for the year 2002 is a liability to Xpectra of up to an aggregate amount of approximately $110,000.00 (the "Xpectra Liability"). According to the terms of a letter dated May 9, 2001 from the Company to Xpectra, the Company acknowledged the valuation of $110,174.98 relating to Pro Shuffle units, parts, tools and drawings held by Xpectra (the "Xpectra Inventory"). The Xpectra Liability represents an opportunity for the Company to purchase from Xpectra some or all of the Xpectra Inventory, up to an aggregate $110,174.98 and to determine quantity to be acquired and price.

     As of the date of this Quarterly Report, the Company and Xpectra have entered into a letter of intent dated October 10, 2002 pursuant to which the Company has offered to purchase the Xpectra Inventory for the aggregate amount of $15,000 as follows: (i) $5,000 to be paid at the time of execution of the letter of intent; (ii) $5,000 to be paid by October 31, 2002; and (iii) $5,000 to be paid by November 15, 2002. As of the date of this Quarterly Report, the Company has paid an aggregate of $10,000 to Xpectra. The Xpectra Inventory is currently being stored in Xpectra's warehouse on pallets.

     A significant and estimated material commitment for the Company for the year 2002 and 2003 is the aggregate amount of $60,000 due and owing under the terms of the Bonus 6 Option. Pursuant to the terms of the Bonus 6 Option, the Company is required to pay to Perkins an additional $60,000 as follows: (i) $20,000 on December 30, 2002; (ii) $20,000 on February 28, 2003; and (iii)
$20,000 on April 30, 2002. The terms of the Bonus 6 Option further provide that in the event the Company fails to make such payments, Perkins will retain all monies paid to him and will retain all of his right, title and interest in and to Bonus 6.

Funding

     As of the date of this Quarterly Report, the Company is engaged in an offering pursuant to which it intends to raise an aggregate of $1,000,000. In accordance with the terms and provisions of the Private Placement Memorandum, the Company will offer and sell 10,000 shares of Series A Convertible Preferred Stock at $250.00 per share. Each share of Series A Convertible Preferred Stock will be convertible into two hundred shares of restricted Common Stock at any time after December 31, 2001. The Series A Convertible Preferred Stock will be senior to the Common Stock with respect to dividends and upon liquidation, dissolution or winding up. The securities will not be registered under the 1933 Securities Act and will therefore be offered pursuant to an exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the 1933 Securities Act. Management intents to use net proceeds received from the offering for the Company's capital requirements, which consist primarily of marketing, advertising and travel expenses and professional fees. As of the date of this Quarterly Report, the Company has sold and issued 76 shares of Series A Convertible Preferred Stock. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds".

     As of the date of this Quarterly Report, the Company is engaged in an offering pursuant to which it intends to raise an aggregate of $________. In accordance with the terms and conditions of the Private Placement Memorandum, the Company will offer and sell _______ shares of its restricted Common Stock at $_____ per share. The securities will not be registered under the 1933 Securities Act and will therefore be offered pursuant to an exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the 1933 Securities Act. Management intends to use net proceeds from the offering for the Company's capital requirements, which consist primarily of marketing, advertising and travel expenses and professional fees. As of the date of this Quarterly Report, the Company has sold and issued 272,000 shares of its restricted Common Stock. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds".

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS



     (i) As of the date of this Quarterly Report, the Company is engaged in a offering pursuant to which it intends to raise an aggregate of $1,000,000. In accordance with the terms and provisions of the Private Placement Memorandum, the Company is offering and selling 4,000 shares of Series A Convertible Preferred Stock at $250.00 per share. Each share of Series A Convertible Preferred Stock is convertible into two hundred shares of restricted Common Stock at any time after December 31, 2001. As of the date of this Quarterly Report, the Company has issued 76 shares of Series A Convertible Preferred Stock to investors. Of the __ investors ___ was an accredited investor as that term is defined under Regulation D. The Company has received $19,000 in gross proceeds. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the 1933 Securities Act. The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

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


                                               TEN STIX INC.

Dated: November 18, 2002                       By: /s/ Thomas E. Sawyer
                                               ------------------------
                                               Thomas E. Sawyer, President/
                                               Treasurer/Chief Executive Officer


Dated: November 18, 2002                        By: /s/ Tony A. Cranford
                                                ------------------------
                                                Tony A. Cranford, Vice President

                                                                    EXHIBIT 99.1

                           LETTERHEAD OF TEN STIX INC.





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report on Form 10-QSB for the nine-month period ended September 30, 2002 of Ten Stix Inc., a Colorado corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), we, Thomas E. Sawyer, President, Treasurer and Chief Executive Officer of the Company, and Tony A. Cranford, Vice President of the Company, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1.   we, Thomas E. Sawyer and Tony A. Cranford, have read the Quarterly
          Report;

     2. to the best of our knowledge, the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended;

     3. to the best of our knowledge, the information in the Quarterly Report is true in all important respects as of the nine-month period ended September 30, 2002;

     4. the information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company; and

     5. the Quarterly Report contains all information about the Company of which we are aware that we believe is important to a reasonable investor as of the nine-month period ended September 30, 2002.


                                           /s/ Thomas E. Sawyer
                                           -------------------------------------
                                           Thomas E. Sawyer, President/Treasurer
                                           and Chief Executive Officer

                                           /s/ Tony A. Cranford
                                           -------------------------------------
                                           Tony A. Cranford, Vice President

                                           November 18, 2002