Form 10QSB/A
period 2002-09-30
TEN STIX INC
filed 2002-11-22
CIK 1075993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

         Yes              No      X

PART I.  FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS:

      BALANCE SHEET AS OF SEPTEMBER 30, 2002                                  2

      STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
      SEPTEMBER 30, 2002 AND 2001, AND THE PERIOD FROM INCEPTION
      TO SEPTEMBER 30, 2002                                                   4

      STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER
      30, 2002 AND 2001, AND THE PERIOD FROM INCEPTION TO
      SEPTEMBER 30, 2002                                                      5

      NOTES TO FINANCIAL STATEMENTS                                           6

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS                                     7

PART II. OTHER INFORMATION AND SIGNATURES

      ITEM 1. LEGAL PROCEEDINGS                                              16

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                      17

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                17

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            17

      ITEM 5. OTHER INFORMATION                                              17

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               17

SIGNATURES                                                                   18


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
                                                                      ---------


                                                                        510,615
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred A stock, $.001 par value, 100,000 shares authorized;
      76 shares issued and outstanding                                     --
    Common stock, $.001 par value, 500,000,000 shares
      authorized; 18,058,488 issued and outstanding                      18,058
    Additional paid-in capital                                          890,439
    Subscription receivable                                              (5,000)
    (Deficit) accumulated during the development stage                 (878,919)
                                                                      ---------

                Total Stockholders' Equity                               24,578
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 535,193
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
                                             ============    ============    ============    ============


*Less than $.01 per share


                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                  TEN STIX, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF CASH FLOWS

                                                                                                         For the Period
                                                                        For the Nine     For the Nine    From Inception
                                                                        Months Ended     Months Ended  (January 10, 1996)
                                                                        September 30,    September 30,   to September 30,
                                                                            2002             2001             2002
                                                                         ---------        ---------        ---------
                                                                        (Unaudited)      (Unaudited)      (Unaudited)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net (loss)                                                               $(142,291)       $ (38,555)       $(878,919)
Adjustments to reconcile net (loss) to net cash from operating activities:
        Depreciation and amortization                                       44,199           24,112           84,883
        Services provided at no charge                                       7,500           11,250           97,500
        Issuance of common stock for services                                8,000             --            535,660
        Changes in assets and liabilities:
        Inventory                                                             (750)            --               (750)
        Accounts receivable                                                (16,136)            --            (16,136)
        Note receivable - stockholder                                         --             (8,500)          (8,500)
        Accounts payable                                                    28,376            1,763           57,206
                                                                         ---------        ---------        ---------

                    Net Cash (Used) by Operating Activities                (71,102)          (9,930)        (129,056)
                                                                         ---------        ---------        ---------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
        Purchase of equipment                                             (101,500)            --           (105,412)
        Patent costs accumulated                                              --               --            (37,954)
                                                                         ---------        ---------        ---------

                    Net Cash (Used) by Investing Activities               (101,500)            --           (143,366)
                                                                         ---------        ---------        ---------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
        Proceeds from notes payable                                         87,000             --             87,000
        Payments on notes payable                                          (14,377)            --            (14,377)
        Proceeds from issuance of common stock                              86,500            8,400          187,062
        Proceeds from issurance of preferred stock                          18,950             --             23,915
        Repurchase of common shares                                           --               --            (10,400)
        Loans from stockholders                                               --               --              5,000
                                                                         ---------        ---------        ---------

                    Net Cash Provided by Financing Activities              178,073            8,400          278,200
                                                                         ---------        ---------        ---------

INCREASE (DECREASE) IN CASH                                                  5,471           (1,530)           5,778

Cash and Cash Equivalents at Beginning of Period                               307            5,323             --
                                                                         ---------        ---------        ---------

Cash and Cash Equivalents at End of Period                               $   5,778        $   3,793        $   5,778
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

     During the nine-month period ended September 30, 2002, the Company generated approximately $88,063 in revenues from the sale and/or lease of its gaming products. Management of the Company believes that the Company will continue to generate such revenues. Management further believes that there are certain material factors applicable to all of the Company's products relevant to the generation of revenues which include, but are not limited to, the following:
(i) adequate capital required to fund operational expenses, which directly and adversely affects travel associated with the market and distribution of products; (ii) state approval of the specific game being marketed; and (iii) timely delivery of and/or back-ordered parts associated with particular games. Together with the specific material factors listed under the description of each gaming product, management believes that all such material factors have been disclosed pertaining to the timing of bringing each product to market and the generation of revenues.

     Management of the Company believes that future sales of Ten to Win and related products to the casinos in the State of Colorado will be an important line of business for the Company for the next several years, however, management intends to pursue the marketplaces of several other primary states. It is anticipated that the Company will derive its revenues principally from the marketing and sale of Ten to Win and other related products to casinos generally located in the States of California, Colorado, Kansas, New Mexico, Nevada, South Dakota, Mississippi and Wisconsin. Management anticipates that Ten to Win will be leased for approximately $600.00 per month or sold for approximately $5,000.00 plus a royalty fee to casinos. Management anticipates that Shotgun 21 will be leased for approximately $800.00 per month or sold for approximately $10,000 plus a royalty fee to casinos. Management further anticipates that the marketing and sale of the products pursuant to the distributorship agreements will result in revenues during fiscal year 2002.

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

--------------------------------------------------------------------------------

     The Company intends to seek to capture market niches in the gaming industry within the States of California, Colorado, Mississippi, Nevada, New Mexico, Kansas, South Dakota and Wisconsin. Although the Company's principal office is located within the State of Colorado, management believes that the market in Colorado is limited for the Company's gaming products. Therefore, management intends to move into the marketplaces of primary states such as New Mexico, Nevada, California, Kansas and Wisconsin. By fiscal year ended 2003, management intends to commence marketing its gaming products in foreign countries, such as Africa, Canada, South America, Caribbean Islands and Southeast Asia, which have legalized gaming.

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

BONUS 6

     The Company currently has the distributorship and marketing rights to a card game called "Bonus 6". Bonus 6 is a Class III game and is a five-card stud game. Prior to the Company's incorporation, Mr. Thomas Sawyer together with other individuals created and designed a card game called "Bonus 6". On approximately October 13, 1997, the board of directors of the Company held a special meeting in which it was decided that the Company was not interested in acquiring or marketing Bonus 6. Therefore, Mr. Sawyer in his individual capacity entered into a distribution agreement with Tom Perkins, the owner of Bonus 6 ("Perkins"), for the distribution rights of Bonus 6 (the "Distribution Agreement"). Pursuant to the terms of the Distribution Agreement, Mr. Sawyer was responsible for all marketing costs and received 35% of gross revenues generated from the sale of Bonus 6 to casinos. Mr. Sawyer individually proceeded to market and distribute Bonus 6 to casinos located within Colorado.

     Thereafter, the Company and Mr. Sawyer entered into an assignment agreement dated December 28, 2000 (the "Sawyer Assignment Agreement") in which (i) Mr. Sawyer agreed to gift and grant to the Company his distribution rights under the Distribution Agreement to market and distribute Bonus 6 within the United States, excluding the State of Colorado, and (ii) the Company agreed to assume Mr. Sawyer's obligations under the Distribution Agreement as such obligations pertain to the marketing and distribution of Bonus 6 within the United States, excluding the State of Colorado. As of the date of this Quarterly Report, the Company has generated revenues from its distribution rights in connection with the marketing of Bonus 6 to casinos.

Option Contracts

     Bonus 6 Option. On July 3, 2002, the Company and Perkins entered into an option agreement (the "Bonus 6 Option"), pursuant to which Perkins granted to the Company an option from July 5, 2002 through August 30, 2002 to acquire the ownership rights to Bonus 6 table games which exist or may exist in the future for the states of Colorado, South Dakota, California and Arizona. Pursuant to the terms of the Bonus 6 Option, the Company (i) issued to Perkins 10,000 shares of its restricted common stock upon execution of the Bonus 6 Option; (ii) will issue to Perkins an additional 65,000 shares of its restricted common stock in the event the Company exercised its option; and (iii) will pay to Perkins an aggregate of $100,000 (with $20,000 due upon exercise of the option). See "Part
II. Other Information. Item 2. Changes in Securities and Use of Proceeds."

     During August 2002, the Company exercised its option. Pursuant to the terms of the Bonus 6 Option, and as of the date of this Quarterly Report, the Company has (i) issued to Perkins an additional 65,000 shares of its restricted common stock; and (ii) paid to Perkins an aggregate of $40,000. In accordance with the terms of the Bonus 6 Option, management anticipates that the Company will pay to Perkins an additional $60,000 as follows: (i) $20,000 due on December 30, 2002;
(ii) $20,000 due on February 28, 2003; and (iii) $20,000 due on April 30, 2002.
In the event the Company fails to make such payments, the terms of the Bonus 6 Option provide that Perkins will retain all monies paid to him and will retain all of his right, title and interest in and to Bonus 6. See "Part I. Financial Information. Item 2. Management's Discussion and Analysis or Plan of Operation - Material Commitments."

     Bonus 6 Video Option. On July 3, 2002, the Company and Perkins entered into an option agreement (the "Bonus 6 Video Option"), pursuant to which Perkins granted the Company an option from July 30, 2002 through January 30, 2003 to acquire the ownership rights to Bonus 6 Stud Poker video games and to any and all video applications related thereto for the United States. Pursuant to the terms of the Bonus 6 Video Option, the Company (i) issued to Perkins 20,000 shares of restricted common stock upon execution of the Bonus 6 Video Option;
(ii) will pay to Perkins an aggregate of $150,000, either in one lump sum or in six equal consecutive monthly payments in the event the Company exercises its option; (iii) will issue to Perkins an additional 200,000 shares of its restricted common stock in the event the Company exercises its option; and (iv) will pay to Perkins a 3.0% royalty interest on sales revenue generated from Bonus 6 Stud Poker video games. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."

     As of the date of this Quarterly Report, the Company has not exercised its option pursuant to the Bonus 6 Video Option."

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

     As of the date of this Quarterly Report, the marketing and sale of the Pro Shuffle generates approximately $5,600 in monthly revenue; however, the Company pays debt service of approximately $2,800 monthly in accordance with the terms of the above-described notes.

RESULTS OF OPERATIONS

Nine-Month Period Ended September 30, 2002 Compared to Nine-Month Period Ended September 30, 2001

     The Company's net loss for the nine-month period ended September 30, 2002 was approximately ($142,291) compared to a net loss of approximately ($38,555) for the nine-month period ended September 30, 2001 (an increase of $103,736).

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

     During the nine-month period ended September 30, 2002, the Company incurred operating expenses of $218,413 compared to $61,036 of operating expenses incurred during the nine-month period ended September 30, 2001 (an increase of $157,377). Operating expenses for the nine-month period ended September 30, 2002 primarily consisted of: (i) $33,987 as depreciation expense; (ii) $174,214 as general and administrative expenses; and (iii) $10,212 as amortization expense. Operating expenses for the nine-month period ended September 30, 2001 primarily consisted of: (i) $17,419 as depreciation expense; (ii) $36,924 as general and administrative expenses; and (iii) $6,693 as amortization expense. The Company also incurred $11,941 as interest expense during the nine-month period ended September 30, 2002 as compared to $8,769 incurred during the nine-month period ended September 30, 2001. The increase in operational expenses during the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001 was primarily due to an increase in general and administrative expenses resulting from an operational emphasis on and increased scale and scope of overall corporate activity pertaining to the marketing and distribution of the Company's gaming products (which was primarily attributable to an increase in salaries, professional fees and travel expenses).. General and administrative expenses generally include corporate overhead, administrative management, consulting costs and professional fees.

     As discussed above, although the Company generated revenues in the amount of $88,063 during the nine-month period ended September 30, 2002, the increase in net loss during such period compared to the nine-month period ended September 30, 2001 is attributable primarily to a substantial increase in general and administrative expenses. The Company's net loss during the nine-month period ended September 30, 2002 was approximately ($142,291) or ($0.01) per common share compared to a net loss of approximately ($38,555) or ($0.00) per common share during the nine-month period ended September 30, 2001. The weighted average of common shares outstanding were 17,659,488 for the nine-month period ended September 30, 2002 compared to 17,654,718 for the nine-month period ended September 30, 2001.

Three-Month Period Ended September 30, 2002 Compared to Three-Month Period Ended September 30, 2001

     The Company's net loss for the three-month period ended September 30, 2002 was approximately ($102,345) compared to a net loss of approximately ($8,315) for the three-month period ended September 30, 2001 (an increase of $94,030).

     Total revenue for the three-month periods ended September 30, 2002 and 2001 was $48,536 and $19,800, respectively (an increase of $28,736). The generation of revenue during the three-month period ended September 30, 2002 was comprised primarily of fees generated from the marketing of its gaming products.

     During the three-month period ended September 30, 2002, the Company incurred operating expenses of $149,110 compared to $22,854 of operating expenses incurred during the three-month period ended September 30, 2001 (an increase of $126,256). Operating expenses for the three-month period ended September 30, 2002 primarily consisted of: (i) $11,329 as depreciation expense;
(ii) $134,377 as general and administrative expenses; and (iii) $3,404 as amortization expense. This increase was primarily attributable to an increase in salaries, professional fees and travel expenses related to the marketing of the Company's gaming products. The Company also incurred $1,771 as interest expense during the three-month period ended September 30, 2002 as compared to $5,261 incurred as interest expense during the three-month period ended September 30, 2001.

     As discussed above, although the Company generated revenue in the amount of $48,536 during the three-month period ended September 30, 2002, the increase in net loss during such period compared to the three-month period ended September 30, 2001 is attributable primarily to a substantial increase in general and administrative expenses. The Company's net loss during the three-month period ended September 30, 2002 was approximately ($102,345) or ($0.01) per common share compared to a net loss of approximately ($8,315) or ($0.00) per common share during the three-month period ended September 30, 2001. The weighted average of common shares outstanding were 17,659,488 for the three-month periods ended September 30, 2002 and 2001, respectively.

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

For Nine-Month Period Ended September 30, 2002

     As of September 30, 2002, the Company's current assets were $116,378 and its current liabilities were $201,735, resulting in a working capital deficit of $97,357. As of September 30, 2002, current assets were comprised of (i) $5,778 in cash; (ii) $16,456 in accounts receivable; and (iii) $82,144 in inventory. As of September 30, 2002, current liabilities were comprised of (i) $166,445 in accounts payable and accrued expenses; (ii) $30,000 in accounts payable to related party; and (iii) $121,888 in current portion of long-term debt due and owing.

     As of September 30, 2002, the Company's total assets were $535,193 and its total liabilities were $510,615. As of September 30, 2002, the Company's total assets exceeded its total liabilities by $13,538.

     As of September 30, 2002, the Company's total assets consisted primarily of
(i) $116,378 in current assets; (ii) $170,136 (less accumulated depreciation/amortization) in property and equipment; (iii) a $87,169 net cost of patent/copyright rights; and (iv) $153,010 in valuation of gaming rights.

     As of September 30, 2002, the Company's total liabilities consisted primarily of $318,333 in current liabilities and $192,282 in notes payable (net of current portion due and owing of long term debt). See "Part I. Item 2. Management's Discussion and Analysis or Plan of Operation - Sources of Funding/Material Commitments".

     Stockholders' equity for the nine-month period ended September 30, 2002 was $24,578.

     For the nine-month period ended September 30, 2002, net cash flows used by operating activities was ($71,102) compared to net cash flows used by operating activities of ($9,930) for the nine-month period ended September 30, 2001. The increase in net cash flows used by operating activities during the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001 resulted primarily from (i) a net loss of ($142,291) incurred during the nine-month period ended September 30, 2002 compared to a net loss of ($38,555) incurred during the nine-month period ended September 30, 2001; (ii) an increase in accounts payable of $28,376; and (iii) an increase in depreciation and amortization of $44,199.

     For the nine-month period ended September 30, 2002, net cash flows used by investing activities was ($101,500) compared to $-0- of net cash flows used by investing activities for the nine-month period ended September 30, 2001, which relates primarily to the purchase of equipment and accumulated patent costs.

     Net cash flows provided by financing activities was $178,073 for the nine-month period ended September 30, 2002 compared to net cash flows provided by financing activities of $8,400 for the nine-month period ended September 30, 2001. The increase during the nine-month period ended September 30, 2002 was primarily attributable to (i) $86,500 in proceeds from issuance of common stock;
(ii) $18,950 in proceeds from issuance of preferred stock; and (iii) $87,000 in proceeds from notes payable.

SOURCES OF FUNDING/MATERIAL COMMITMENTS

Material Commitments

     Cranford Assignment Agreement. A significant and material commitment for the Company for fiscal year 2002 is the amounts due and owing under an assignment agreement with Mr. Tony Cranford dated January 19, 2001 (the "Cranford Assignment Agreement"). Pursuant to the Cranford Assignment Agreement, Mr. Cranford assigned all of his right, title and interest in Bet the House, including his rights to the provisional patent application no. 60/240.091, to the Company. In accordance with the terms and provisions of the Cranford Assignment Agreement, the Company agreed to pay Mr. Cranford (i) for a period of six months a monthly royalty fee of $175.00 for each Bet the House game that the Company leases to a third party during the six month period; and (ii) an aggregate purchase price of either (a) an amount to be calculated by multiplying the average monthly gross revenues generated by the Company for each Bet the House game leased during the six month period by three, or (b) $30,000, whichever is greater. The terms of Cranford Assignment Agreement further provide that such aggregate purchase price may be paid by the Company to Mr. Cranford on a monthly basis or in one aggregate payment, with such aggregate purchase price to be paid in full no later than March 31, 2002.

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

     Asset Purchase Agreement. A significant and material commitment for the Company for fiscal year 2002 is the amount of $300,000.00 due and owing under the terms of an asset purchase agreement entered into with Summit International Group, Inc. dated May 1, 2001 (the "Asset Purchase Agreement"). Pursuant to the terms of the Asset Purchase Agreement, the Company agreed to pay the amount of $300,000.00, as evidenced by the execution of two promissory notes.

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

     As of the date of this Quarterly Report, the Company has paid Humecki approximately $37,741.66 in principal and $820.75 in interest pursuant to the terms of the Humecki Promissory Note.

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

     Xpectra Liability. A significant and material commitment for the Company for the year 2002 is a liability to Xpectra of up to an aggregate amount of approximately $110,000.00 (the "Xpectra Liability"). According to the terms of a letter dated May 9, 2001 from the Company to Xpectra, the Company acknowledged the valuation of $110,174.98 relating to Pro Shuffle units, parts, tools and drawings held by Xpectra (the "Xpectra Inventory"). The Xpectra Liability represents an opportunity for the Company to purchase from Xpectra some or all of the Xpectra Inventory, up to an aggregate $110,174.98 and to determine quantity to be acquired and price.

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

     Bonus 6 Option. A significant and material commitment for the Company for the year 2002 and 2003 is the aggregate amount of $60,000 due and owing under the terms of the Bonus 6 Option. Pursuant to the terms of the Bonus 6 Option, the Company is required to pay to Perkins an additional $60,000 as follows: (i) $20,000 on December 30, 2002; (ii) $20,000 on February 28, 2003; and (iii)
$20,000 on April 30, 2002. The terms of the Bonus 6 Option further provide that in the event the Company fails to make such payments, Perkins will retain all monies paid to him and will retain all of his right, title and interest in and to Bonus 6.

Funding

     As of the date of this Quarterly Report, the Company is engaged in an offering pursuant to which it intends to raise an aggregate of $1,000,000. In accordance with the terms and provisions of the Private Placement Memorandum, the Company will offer and sell 4,000 shares of Series A Convertible Preferred Stock at $250.00 per share. Each share of Series A Convertible Preferred Stock is convertible into two hundred shares of restricted Common Stock at any time after December 31, 2001. The Series A Convertible Preferred Stock will be senior to the Common Stock with respect to dividends and upon liquidation, dissolution or winding up. The securities will not be registered under the 1933 Securities Act and will therefore be offered pursuant to an exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the 1933 Securities Act. Management intents to use net proceeds received from the offering for the Company's capital requirements, which consist primarily of marketing, advertising and travel expenses and professional fees. As of the date of this Quarterly Report, the Company has sold and issued 76 shares of Series A Convertible Preferred Stock. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."

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

     As of the date of this Quarterly Report, the Company has generated little revenue from operations and a working capital deficit. There is substantial doubt that the Company will be able to retain its status as a "going concern", that is assumption of the continuity of operations of the Company in the absence of evidence to the contrary. Management believes that it can maintain its status as a "going concern" based on its ability to raise funds pursuant to future public and private offerings and to obtain advances and minimize operating expenses by not duplicating expenses or incurring needless expenses.


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (i) The Company has incurred a debt in the aggregate amount of $8,000.00 to Leif A. Nelson ("Nelson") for prior services rendered by Nelson on behalf of the Company including, but not limited to, electrical and design. Therefore, the Company and Nelson entered into a settlement agreement dated July 11, 2002 (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, (i) the Company agreed to settle the $8,000.00 debt due and owing Nelson by the issuance of 32,000 shares of its restricted Common Stock at the rate of $0.25 per share; and (ii) Nelson agreed to accept the issuance of the 32,000 shares of restricted common stock as settlement and full satisfaction of the aggregate debt due and owing it as of the date of the Settlement Agreement.

     (ii) On July 3, 2002, the Company and Thomas F. Perkins ("Perkins") entered into the Bonus 6 Option pursuant to which Perkins granted to the Company an option from July 5, 2002 through August 30, 2002 to acquire the ownership rights from Perkins to Bonus 6 table games which exist or may exist in the future for the states of Colorado, South Dakota, California and Arizona. As of the date of this Quarterly Report, and pursuant to the terms of the Bonus 6 Option, the Company has issued to Perkins an aggregate of 75,000 shares of its restricted Common Stock.

     (iii) On July 3, 2002, the Company and Perkins entered into the Bonus 6 Video Option pursuant to which Perkins granted to the Company an option from July 30, 2002 through January 30, 2003 to acquire the ownership rights from Perkins to Bonus 6 Stud Poker video games and to any and all video applications related thereto for the United States. As of the date of this Quarterly Report, and pursuant to the terms of the Bonus 6 Video Option, the Company has issued to Perkins an aggregate of 20,000 shares of its restricted Common Stock.

     (iv) As of the date of this Quarterly Report, the Company is engaged in a offering pursuant to which it intends to raise an aggregate of $1,000,000. In accordance with the terms and provisions of the Private Placement Memorandum, the Company is offering and selling 4,000 shares of Series A Convertible Preferred Stock at $250.00 per share. Each share of Series A Convertible Preferred Stock is convertible into two hundred shares of restricted Common Stock at any time after December 31, 2001. As of the date of this Quarterly Report, the Company has issued 76 shares of Series A Convertible Preferred Stock to 19 investors. Of the 19 investors one was an accredited investor as that term is defined under Regulation D. The Company has received $19,000 in gross proceeds. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the 1933 Securities Act. The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Reports:

     8-K report filed on October 17, 2002

     Exhibits:

     99.1 Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               TEN STIX INC.

Dated: November 20, 2002                       By: /s/ Thomas E. Sawyer
                                               ------------------------
                                               Thomas E. Sawyer, President/
                                               Treasurer/Chief Executive Officer


Dated: November 20, 2002                        By: /s/ Tony A. Cranford
                                                ------------------------
                                                Tony A. Cranford, Vice President