Form 10QSB/A
period 2002-09-30
TEN STIX INC
filed 2003-01-07
CIK 1075993

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

     (iv) As of the date of this Quarterly Report, the Company is engaged in a offering pursuant to which it intends to raise an aggregate of $1,000,000. In accordance with the terms and provisions of the Private Placement Memorandum, the Company is offering and selling 4,000 shares of Series A Convertible Preferred Stock at $250.00 per share. Each share of Series A Convertible Preferred Stock is convertible into five hundred shares of restricted Common Stock at any time after December 31, 2001. As of the date of this Quarterly Report, the Company has issued 96 shares of Series A Convertible Preferred Stock to 14 investors. Of the 14 investors one was an accredited investor as that term is defined under Regulation D. The Company has received $24,000,000 in gross proceeds. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the 1933 Securities Act. The investors each executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

     (v) On July 11, 2002, August 8, 2002 and August 30, 2002, the Company issued 80,000, 40,000 and 40,000 shares of its restricted Common Stock, respectively, to Damascus Group LLC ("Damascus") at $0.25 per share. The Board of Directors of the Company and Damascus negotiated at arms-length the terms and conditions for the sale and purchase of the securities. The Company received an aggregate of $40,000.00 from Damascus as payment for acquisition of the securities. The per share price of the securities was arbitrarily determined by the Board of Directors based upon analysis of certain factors including, but not limited to, potential future earnings, assets and net worth of the Company, and the services to be provided by Damascus on behalf of the Company. The Company issued the shares in reliance upon the exemption provided by Section 4(2) and Regulation D, Rule 506, of the 1933 Securities Act. Damascus executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commission or other remuneration were paid in connection with the offer and sale of the securities.

     (vi) On approximately August 27, 2002, the Company issued 2,000 units at $1.00 per unit (the "Unit") to one investor. Each Unit consists of one share of restricted Common Stock of the Company and one non-transferable share purchase warrant of the Company. Each warrant is convertible into one additional share of restricted Common Stock at an exercise price of $2.00 per warrant commencing upon the date of issuance of the Unit for a two-year period. The Company received $2,000.00 in gross proceeds. The per share price of the Units was arbitrarily determined by the Board of Directors based upon analysis of certain factors including, but not limited to, potential future earnings, assets and net worth of the Company. The Company issued the securities in reliance upon the exemption provided by Section 4(2) and Regulation D, Rule 506, of the 1933 Securities Act. The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that she understood the economic risk of an investment in the securities, and that she had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commission or other remuneration were paid in connection with the offer and sale of the

     (vii) As of the date of this Quarterly Report, the Company is engaged in an offering pursuant to which is intends to raise an aggregate of $1,000,000. In accordance with the terms and provisions of the Private Placement Memorandum, the Company is offering and selling 2,222,222 shares of its restricted Common Stock at $0.45 per share. As of the date of this Quarterly Report, the Company has issued 198,000 shares of its restricted Common Stock to approximately six investors. None of the six investors is an accredited investor as that term is defined under Regulation D. As of the date of this Quarterly Report, the Company has received $89,100.00 in gross proceeds. The Company issued the shares in reliance upon the exemption provided by Section 4(2) and Regulation D, Rule 506, of the 1933 Securities Act. The investors each executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transactions, and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

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


                                               TEN STIX INC.

Dated: January 3, 2003                         By: /s/ Thomas E. Sawyer
                                               ------------------------
                                               Thomas E. Sawyer, President/
                                               Treasurer/Chief Executive Officer


Dated: January 3, 2003                          By: /s/ Tony A. Cranford
                                                ------------------------
                                                Tony A. Cranford, Vice President