Form 10KSB
period 2002-12-31
TEN STIX INC
filed 2003-04-15
CIK 1075993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

                         Commission file number 0-32323

                                  TEN STIX INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         COLORADO                                                 84-1351184
(State or other jurisdiction of                                (I.R.S. Employer
incorporation of organization)                               Identification No.)

                              3101 Riverside Drive
                          Idaho Springs, Colorado 80452
                    (Address of Principal Executive Offices)

                                 (303) 567-0163
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X     No
         ---       ---

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     State the issuer's revenues for its more recent fiscal year (ending December 31, 2002): $123,274.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of February 28, 2003: $2,462,318.70.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                      Outstanding as of April 8, 2003

Common Stock, $.001 par value                19,083,228

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 2. PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7. FINANCIAL STATEMENTS

        BALANCE SHEET

        STATEMENTS OF OPERATIONS

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

        STATEMENTS OF CASH FLOWS

        NOTES TO FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND
           FINANCIAL DISCLOSURE

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
           WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10.EXECUTIVE COMPENSATION

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14.CONTROLS AND PROCEDURES

SIGNATURES

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT AND ORGANIZATION

     Ten Stix Inc. was incorporated on January 10, 1996 under the laws of the State of Colorado to engage in the design, development and marketing of unique card games, of which some are derived from Native American heritage, and other gaming products for the gaming industry. The Company trades its shares of Common Stock on the OTC Bulletin Board under the symbol "TNTI". The Company named itself "Ten Stix" based on management's belief that "Ten Stix 21" will be its most popular and creative product (currently being marketed and referenced herein as "Ten to Win"). The Company has designed and developed certain card games, which are currently being marketed to casinos located in the States of California, Colorado, Kansas, New Mexico, Nevada, South Dakota and Wisconsin.

     The Company's principal executive offices are located at 3101 Riverside Drive, Idaho Springs, Colorado 80542. Its telephone number is (303) 567.0163 and its facsimile number is (303) 567.0163.

     As of the date of this Annual Report, the Company has generated limited revenues and incurred substantial selling, general and administrative expenses, expenses, which includes research and development expenses relating to the design and development of the Company's gaming products. The Company's auditors, AJ. Robbins, P.C., have expressed doubt about the Company's ability to continue as a going concern, as evidenced in the auditor's report to the Financial Statements. See "Part II. Item 7. Financial Statements."

BUSINESS OF THE COMPANY AND PRODUCTS

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

     During fiscal year ended December 31, 2002, the Company generated approximately $99,225 in revenues from the lease of its gaming products. Management of the Company believes that the Company will continue to generate such revenues. Management further believes that there are certain material factors applicable to all of the Company's products relevant to the generation of revenues which include, but are not limited to, the following: (i) adequate capital required to fund operational expenses, which directly and adversely affects travel associated with the market and distribution of products; and (ii) state approval of the specific game being marketed. Together with the specific material factors listed under the description of each gaming product, management believes that all such material factors have been disclosed pertaining to the timing of bringing each product to market and commencement of generation of revenues.

     Ten to Win

     The Company, through its founders and officers/directors, Messrs. Thomas Sawyer and Tony Cranford, has completed the design and development of its first and most creative gaming product called "Ten to Win". Based on market testing conducted by the Company and the popularity of and acknowledgment by casinos, particularly Native American casinos, of Ten to Win at gaming shows, management believes that Ten to Win will be the Company's most marketable product. Although the Company has not generated any revenues from the distribution and sale of Ten to Win, management believes that it will be able to successfully market and sell Ten to Win.

     Ten to Win is a Class II (i.e., a game where the players bank all funds and the casino takes a fee for the use of the game) and a Class III game (i.e., a game where the casino banks all funds and takes all the risk in the outcome of the game). The difference between a Class II and a Class III game is generally that in a Class II game the casino does not act as the bank and merely takes a percentage override or an hourly fee, i.e., the casino does not lease or win any money from the card hands because the players take turns putting up the bank and thus assuming the risk of loss. Management believes that no marketing advantages exist relating to classification of a game as either a Class II or a Class III game. Ten to Win can be classified as both a Class II and a Class III game because it is based and played as a blackjack bonus system. If a casino plays Class II games, Ten to Win will be classified as a Class II game. If a casino plays Class III games, Ten to Win will then be classified as a Class III game. Management believes that Ten to Win will primarily be marketed and used in casinos playing Class III games. Management further believes, however, that utilization of both classifications for Ten to Win provides an advantage because of the potential increase in the number of casinos to which Ten to Win may be marketed.

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

     Management believes that a player's excitement and interest in playing Ten to Win increases depending upon the different prizes being offered by the casinos and the player's respective wagers. When a player has accumulated only one or two Stix compared to a player who has accumulated eight or nine Stix, the player strategies vary creating an exciting and challenging game for all involved.

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

     The casinos can change the prizes daily to stimulate more play on slower days, such as offering larger prizes on weekdays than on weekends. The variations for the casinos are innumerable, including linking tables together in a pit for an even bigger prize. Management believes that the variations in offering Ten to Win are numerous when used by the casinos.

     As of the date of this Annual Report, the Company continues to market Ten to Win at gaming shows and to casinos, but has not generated any revenues. Management anticipates that the Company will commence generating revenues from the distribution and sale of Ten to Win by approximately fourth quarter 2003 based on certain material factors: (i) timing of installation of the electronic system, which is now complete; (ii) acquisition of a testing site for the working model that is currently in place to be used for demonstration purposes,(which some states require testing results prior to approval and other states do not require such testing results) (ii) determination by management of those states in which to market Ten to Win, of which the Company has received approval for play from California and New Mexico, (iii) commencement of such marketing, and (iv) introduction of Ten to Win at trade shows. See "Part I. Item
1. Description of Business - Customers and Marketing."

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

     On approximately October 16, 2000, Mr. Cranford filed a provisional patent application with the United States Patent and Trademark Office, application number 60/240.091, for protection of Bet the House. As of the date of this Annual Report, the U.S. Patent and Trademark Office has not issued a patent on Bet the House. See "Part I. Item 1. Description of Business - Patents, Copyrights and Trademarks."

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

     As of the date of this Annual Report, Mr. Cranford has not received any payments from the Company and has agreed to extend such payment date to June 30, 2003. Management has not determined the manner of payment to be made to Mr. Cranford and may not make such determination until the Company is adequately funded and several Bet the House games have been successfully marketed generating revenues. See "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation - Plan of Operation" and "Part III. Item 12. Certain Relationships and Related Transactions."

     As of the date of this Annual Report, the Company has not generated any revenues from the sale or distribution of Bet the House. Management anticipates that the Company will commence generating revenues from the distribution and sale of Bet the House by approximately May 2003 based on certain factors including, but not limited to, the (i) determination by management of those states in which to market Bet the House, (ii) commencement of such marketing, and (iii) introduction of Bet the House at trade shows. See "Part I. Item 1. Description of Business - Customers and Marketing."

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

     The electronic system used in conjunction with Shotgun 21 is comprised of a dealer control box, a special layout or table top and six sensors. Players play blackjack in the betting spaces that are set up like the barrels of a shotgun with sensors on the top of the sight. The player places his wager(s) in one or two of these circles. In addition, the player may wager an extra dollar by placing it on his sensor. At the beginning of each game, the dealer pushes a start button on the dealer control box. This activates the sensors and shows on the dealer control box whether or not a player made the extra dollar wager. At the same time, the electronic system picks a dollar prize amount (within predetermined parameters) and a card. Players who wagered the extra dollar have an opportunity to win a portion of the selected dollar prize if their first two cards match the card that has been chosen by the electronic system.

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

     Management is currently contemplating the introduction of Shotgun 21 into the marketplace after completion of certain final modifications to the system, which are currently being finalized. Management of the Company does not expect any generation of revenue from Shotgun 21 until approximately first quarter of 2004. There has been no previous or current interest expressed by any casino for leasing of the product Shotgun 21. In the event Shotgun 21 is successfully marketed, management of the Company believes that any such revenues generated would represent a small portion of the aggregate revenues anticipated to be realized from the marketing and distribution of all of the Company's products.

     Ten Stix Video

     The Company has designed and developed a video version game of Ten Stix 21 called the "Ten Stix Video" for use in slot machines. In the Ten Stix Video, the player accumulates bonus points as the slot machine is played until a total of ten points are reached. The slot machine then pays an additional "bonus jackpot". Management believes that the attraction for the player is the bonus for staying at the slot machine and a sense of competition in attempting to race to get the ten points. Management further believes that the attraction for the casino is having constant play on a slot machine utilizing the Ten Stix video game. As of the date of this Annual Report, the Company has completed testing the Ten Stix Video in several slot machines located in casinos in the State of California and management intends to make necessary product modifications. Therefore, management does not anticipate generation of revenues during fiscal year 2003 from the marketing and sale of Ten Stix Video.

     The Company is also designing and developing Ten Stix pull tabs, which will generally follow the same format as the Ten Stix card game.

     Other Products

     The principals of the Company have recently assigned certain rights in gaming products to the Company. As of the date of this Annual Report, the Company has the rights to distribute and market certain gaming products, all of which are listed and discussed below. See "Part I. Item 1. Description of Business - Customers and Marketing" and "Part III. Item 12. Certain Relationships and Related Transactions".

     Bonus 6

     The Company currently has the distributorship rights to market a card game called "Bonus 6". Bonus 6 is a Class III game and is a five-card stud game. Bonus 6 requires that the players pay a fee, which gives the player a second chance to win. If the player does not have a winning hand that starts at a pair of 6s or better, the player may then buy a sixth card to possibly turn a losing hand into a winning hand.

     Prior to the Company's incorporation, Mr. Thomas Sawyer together with other individuals created and designed a card game called "Bonus 6". On approximately October 13, 1997, the Board of Directors of the Company held a special meeting in which it was decided that the Company was not interested in acquiring or marketing Bonus 6. Therefore, Mr. Sawyer in his individual capacity entered into a distribution agreement (the "Distribution Agreement") with Tom Perkins, the owner of Bonus 6 ("Perkins"), for the distribution rights of Bonus 6. Pursuant to the terms of the Distribution Agreement, Mr. Sawyer was responsible for all marketing costs and received 35% of gross revenues generated from the sale of Bonus 6 to casinos. Mr. Sawyer individually proceeded to market and distribute Bonus 6 to casinos located within Colorado. During fiscal years 1999 and 2000, the income generated by Mr. Sawyer from the marketing and sale of the Bonus 6 game to casinos in Colorado were approximately $21,900, respectively.

     Therefore, the Company and Mr. Sawyer entered into an assignment agreement dated December 28, 2000 (the "Sawyer Assignment Agreement") in which (i) Mr. Sawyer agreed to gift and grant to the Company his distribution rights under the Distribution Agreement to market and distribute Bonus 6 within the United States, excluding the State of Colorado, and (ii) the Company agreed to assume Mr. Sawyer's obligations under the Distribution Agreement as such obligations pertain to the marketing and distribution of Bonus 6 within the United States, excluding the State of Colorado. Pursuant to retention of the distribution rights by Mr. Sawyer in the state of Colorado, Mr. Sawyer received approximately $4,480 resulting from commissions during fiscal year ended December 31, 2002. See "Part III. Item 10. Executive Compensation" and "Item 12. Certain Relationships and Related Transactions."

     Bonus 6 Option Contract. On July 3, 2002, the Company and Perkins entered into an option agreement (the "Bonus 6 Option"), pursuant to which Perkins granted to the Company an option from July 5, 2002 through August 30, 2002 to acquire the ownership rights to Bonus 6 table games which exist or may exist in the future for the states of Colorado, South Dakota, California and Arizona. Pursuant to the terms of the Bonus 6 Option, the Company (i) issued to Perkins 10,000 shares of its restricted Common Stock upon execution of the Bonus 6 Option; (ii) issued to Perkins an additional 65,000 shares of its restricted Common Stock upon exercise of its option during August 2002; and (iii) will pay to Perkins an aggregate of $100,000 (with $20,000 due upon exercise of the option).

     During August 2002, the Company exercised its option. As of the date of this Annual Report, the Company has paid to Perkins an aggregate of $40,000. In accordance with the terms of the Bonus 6 Option, management anticipates that the Company will pay to Perkins an additional $60,000 due on April 30, 2003. In the event the Company fails to make such payment, the terms of the Bonus 6 Option provide that Perkins may retain all monies paid to him and may retain all of his right, title and interest in and to Bonus 6. See "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation - Plan of Operation."

     As of the date of this Annual Report, the Company has generated revenues from its distribution rights in connection with the marketing of Bonus 6 to casinos located in South Dakota. Management anticipates that the Company will generate further revenues by approximately fourth quarter 2003 from the distribution and marketing of Bonus 6 in additional states based on certain material factors: (i) determination by management of those states in which to market Bonus 6, of which the Company has received approval for play from Colorado, California, Nevada, New Mexico and Mississippi, (ii) complete installation of Bonus 6 in casinos, (iii) introduction of Bonus 6 at trade shows, and (iv) successful results from testing and private showings, which included a test at the Stardust Casino in Las Vegas, Nevada, and a previous private showing at Station Casinos. As of the date of this Annual Report, lease agreements with casinos located in South Dakota have been executed. Approval from South Dakota has taken approximately two years and was received in June 2001. See "Part I. Item 1. Description of Business - Customers and Marketing."

     Bonus 6 Video Option. On July 3, 2002, the Company and Perkins entered into an option agreement (the "Bonus 6 Video Option"), pursuant to which Perkins granted the Company an option from July 30, 2002 through January 30, 2003 to acquire the ownership rights to Bonus 6 Stud Poker video games and to any and all video applications related thereto for the United States. Pursuant to the terms of the Bonus 6 Video Option, the Company: (i) issued to Perkins 20,000 shares of restricted Common Stock upon execution of the Bonus 6 Video Option;
(ii) will pay to Perkins an aggregate of $150,000, either in one lump sum or in six equal consecutive monthly payments in the event the Company exercises its option; (iii) will issue to Perkins an additional 200,000 shares of its restricted Common Stock in the event the Company exercises its option; and (iv) will pay to Perkins a 3.0% royalty interest on sales revenue generated from Bonus 6 Stud Poker video games.

     As of the date of this Annual Report, the Company did not exercise its option rights under the Bonus 6 Video Option, and such option expired January 30, 2003 in accordance with the terms and provisions of the Bonus 6 Video Option.

     Bet the Set 21

     The Company entered into a letter of intent with Magnum Gaming Inc. ("Magnum") dated July 29, 2003 (the "Letter of Intent"). Pursuant to the terms of the Letter of Intent, the Company was granted an option until November 30, 2002 to purchase the rights, title and interest to the casino card game known as "Bet the Set 21", including all copyrights, trademarks, leases and associated equipment. In accordance with the terms of the Letter of Intent, the Company:
(i) issued 10,000 shares of its restricted Common Stock to the owners of Magnum;
(ii) will issue an additional 150,000 shares of its restricted Common Stock and pay $400,000 to Magnum in the event the option is exercised by the Company. As of the date of this Annual Report, the Company has not exercised its option under the Letter of Intent. The Company and Magnum, however, have verbally agreed to extend such option.

          Push Your Luck

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

     As of the date of this Annual Report, the Company has not derived any revenues from the distribution and sale of the Push Your Luck card games. Since Push Your Luck has received approval for play from several states, management anticipates that by approximately fourth quarter 2003, the Company will commence generation of revenues from such sales if there is sufficient capital available to fund marketing and operational expenses. See "Part I. Item 1. Description of Business - Customers and Marketing."

          Catalina Dice

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

     As of the date of this Annual Report, the Company has not derived any revenues from the distribution and lease of Catalina Dice. Since Catalina Dice has received approval for play from Nevada, Iowa and New Mexico, management anticipates that by approximately fourth quarter 2003, the Company will commence generation of such revenues if there is sufficient capital to fund marketing and operational expenses. See "Part I. Item 1. Description of Business - Customers and Marketing."

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

     Under the terms of the Asset Purchase Agreement, the Company assumed (i) on the part of Summit a liability to Xpectra of up to an aggregate amount of $110,000.00 related to approximately forty-two updated Pro Shuffle devices and parts; and (ii) two liabilities owed by Summit to Jerry Delferro and Dick Stewart in the approximate amount of $3,000.00, respectively. Management of the Company negotiated a settlement of the liability due and owing to Xpectra. During fiscal year 2002, the Company has paid $15,000.00 as settlement of the aggregate liability due to Xpectra and $6,000.00 to Messrs. Delferro and Stewart.

     Pursuant to further terms of the Asset Purchase Agreement, the Company agreed to (i) pay the amount of $300,000.00 to Summit as evidenced by the execution of two promissory notes, one payable to Summit in the amount of $220,000.00 and the other payable to Michael Humecki in the amount of $80,000.00; and (ii) surrender to Summit all of the shares of common stock of Summit held of record by Mr. Sawyer and Mr. Cranford, respectively (an approximate 10% equity interest each.) During fiscal year 2002 and as of the date of this Annual Report, the Company has paid $80,000.00 to Mr. Humecki and the promissory note is deemed paid in full. During March 2003, the Company paid to Summit the amount of $28,177.40. See "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation - Material Commitments".

     In order to facilitate consummation of the Asset Purchase Agreement, an agreement was entered into dated May 1, 2001 among the Company, Thomas Sawyer, Tony Cranford, Michael Humecki, P. Chad Lacerte, Roger Adams, and Summit (the "Agreement"). The purpose of the Agreement was to resolve any and all claims, counterclaims and defenses that Messrs. Humecki, Lacerte and Adams may have against Summit pursuant to ongoing litigation. According to the terms of the Agreement, the parties agreed that (i) the Company would acquire from Mr. Humecki his 10.04% equity interest in Summit (which was returned to Summit);
(ii) the Company would pay Mr. Humecki $100,000, with $20,000 paid by Summit upon execution of the Agreement and $80,000 evidenced by a promissory note (as discussed above); (iii) the Company would sign a security agreement for the benefit of Mr. Humecki as security for the payments under the promissory note; and (iv) Messrs. Humecki, Lacerte, Adams and Summit would waive and release all claims, counterclaims, causes of action and demands, known or unknown, that they have or may claim to have against each other.).

     As of the date of this Annual Report, the leasing of the Pro Shuffle generates approximately $4,050 in monthly revenue.

CUSTOMERS AND MARKETING

     Customers

     The Company anticipates marketing its gaming products to casinos located within the States of California, Colorado, Kansas, New Mexico, Nevada, South Dakota, Mississippi, Arizona and Wisconsin. As of the date of this Annual Report, contract proposals with approximately six casinos are pending. Customers for the Company's gaming products are primarily casinos. The Company's current market concentration has been in the State of Colorado due to existing relationships with certain clients. Management's primary objective is to continue to successfully penetrate the Colorado market, and by approximately June 2003 further its penetration in the marketplaces of the States of New Mexico, Nevada, South Dakota, Mississippi and Wisconsin and strengthen its marketing campaign in the states of Arizona and California.

     During fiscal year ended December 31, 2002, the Company generated $123,274 in total revenues. During fiscal year ended December 31, 2001, the Company generated $46,470 in total revenues.

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

     The Company's gaming products may be subject to approval by state regulatory agencies prior to distribution and marketing the games. State regulations vary regarding which gaming products may be played in that respective state. In general, the Company is required to apply to the respective state regulatory agency for verification that the game is legal under the state's laws and for approval to distribute and market such game. Management believes that in general such approvals are rarely denied by the respective state regulatory agencies, unless the particular game is not legal in that state. See "Part I. Item 1. Description of Business - State Gaming Regulation/Federal Legislation" The table below identifies and lists each of the Company's gaming products, the applicability of state regulatory requirements in each state where the Company is or will be distributing and marketing the respective game, and the current status of the regulatory process.



-------------------------------------------------------------------------------------
                                                 States and Status of
Gaming Product                              Regulatory Approval
-------------------------------------------------------------------------------------

                              CA       CO       KN       NM      NV       SD       WI

Ten to Win                    (1)               (3)     (1)      (5)     PA      PA(4)
--------------------------------------------------------------------------------------

ShotGun 21                    (1)          PA(5)(3)     (1)      (5)     (3)      Not
                                                                                 Legal
--------------------------------------------------------------------------------------

Bet the House                 (1)     PA       PA       (1)      (2)      PA      Not
                                                                                 Legal
--------------------------------------------------------------------------------------

Bonus 6                       (1)     A        A        (1)      (2)      A       Not
                                                                                 Legal
--------------------------------------------------------------------------------------

Push Your Luck                (1)     PA        (3)     (1)      (2)     (3)      Not
                                                                                 Legal
--------------------------------------------------------------------------------------

Hold'em 88                    (1)      A        (3)     (1)      (3)      A       Not
                                                                                 Legal
--------------------------------------------------------------------------------------

Catalina Dice                 Not      Not      (3)     (1)      (2)     Not      Not
                             Legal    Legal                             Legal    Legal
--------------------------------------------------------------------------------------

Pro Shuffle                   (6)     (6)       (6)     (6)      (6)      (6)     (6)
--------------------------------------------------------------------------------------

PA - Pending Approval
A  - Approved

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

(5) In the State of Colorado, management believes that state regulatory approval will be obtained by approximately fourth quarter 2003.

(6) Approved and generating revenues.

     Marketing Strategy

     The Company intends to seek to capture market niches in the gaming industry within the States of California, Colorado, Kansas, Mississippi, Nevada, New Mexico, South Dakota and Wisconsin. Although the Company's principal office is located within the State of Colorado, management believes that the market in Colorado is limited for the Company's gaming products. Therefore, management intends to move into the marketplaces of primary states such as Arizona, Mississippi, New Mexico, Nevada, California, Kansas and Wisconsin. By fiscal year ended 2003, management intends to commence marketing its gaming products internationally, including countries such as Africa, Canada, South America, Caribbean Islands and Southeast Asia, which have legalized gaming.

     As of the date of this Annual Report, the Company is currently focusing on marketing its gaming products within the States of Arizona, Colorado, New Mexico, Nevada, South Dakota, Mississippi, California, Kansas and Wisconsin by
(i) implementation of sales trips and contacts by independent commissioned representatives, (ii) use of direct mail, trade publications and press releases for advertising of the gaming products, and (iii) attendance and display of the gaming products at well-known gaming trade shows and/or conferences. The Company intends to market its gaming products through the use of direct sales and independent commissioned representatives. To aid in the marketing of its gaming products, the Company intends to utilize several marketing approaches including advertising in trade publications, submitting press releases, and continuing its participation in trade shows. The Company's services and gaming products are also electronically advertised on the Company's web page at www.TenStix.com.

     The Company will continue to emphasize use of press releases and independent commissioned representatives in its marketing efforts. Management currently anticipates that participation in trade shows, particularly the World Gaming Show, will be a significant source for marketing the Company's products. There are approximately six annual major trade shows that the Company participates in. This includes the largest show, the World Gaming Show, that is held annually in Las Vegas, Nevada during September/October. During the 2002 World Gaming Show, management believes that over 20,000 key gaming executives, casino managers and supervisors attended. The Company obtained approximately 80 leads and introductions for its various products from U.S. and international casinos. Management is currently negotiating with several of these contacts. Management intends to direct a significant portion of its marketing efforts toward market penetration in the States of Nevada, New Mexico and California, with continued emphasis on the State of Colorado.

EMPLOYEES AND CONSULTANTS

     As of the date of this Annual Report, the Company's President and Vice-President, Messrs. Sawyer and Cranford, are employed by the Company on a full-time basis. They are primarily responsible for all day-to-day operations of the Company. The Company does not employ any other persons on either a full-time or a part-time basis. Other services, including sales representatives, will be generally provided by outsourcing and contractual arrangements. As the need arises and funds become available, management may seek to hire employees as necessary in the best interests of the Company.

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

     The Company's gaming products may also be subject to approval by other state governmental authorities prior to distributing and marketing the games. State regulations vary regarding which gaming products may be played in that respective state and the betting limitations. As of the date of this Annual Report, neither the State of New Mexico nor California have any rules or regulations applicable to the licensing of the Company's gaming products prior to distribution and marketing. Casinos in New Mexico or California are located on Native American reservations and therefore operate under state compacts. In the states which have adopted such rules or regulations, in general, the Company is required to apply to the respective state regulatory agency for verification that the game is legal under the state's laws and for approval to distribute and market such game. In connection with obtaining such a license, management believes that most state regulatory agencies require a background check on and approval of any shareholder owning over a five percent (5%) equity ownership interest before a license will be granted. See "Part I. Item 1. Description of Business - Customers and Marketing."

     Federal Legislation

     As of the date of this Annual Report, the Company is not subject to existing federal governmental regulation, such as the Gambling Devices Act of 1962 and the Gambling Devices Transportation Act, which regulates the transportation of gaming devices within the United States. Any such legislation, if applicable, could have a material adverse effect on the Company's business or results of operations. Moreover, during 1996, President Clinton signed a bill creating the National Gambling Impact and Policy Commission, which conducted a comprehensive study of all matters relating to the economic and social impact of gaming in the United States. The legislation provided that the commission issue a report to the President and Congress containing its findings and conclusions. Any such commissions created under future federal legislation, which recommend legislation and administrative actions regarding the gaming industry, if enacted into law, could adversely impact the gaming industry and have a material adverse effect on the Company's business or results of operations. Moreover, from time to time, certain federal legislators have proposed a federal tax on gaming revenues. Any such tax, if imposed, could also have a material adverse effect on the Company's business or results of operations.

PATENTS, COPYRIGHTS AND TRADEMARKS

     The Company's gaming products have or may have varying degrees of protection from issuance of patents, copyrights and trademarks. Management believes that certain of the Company's gaming products either have electronic systems that may be patented or a layout that may be copyrighted.

     Patent Application

     The Company filed a patent application with the United States Patent and Trademark Office for patent protection of its "lighting" invention and electronic system and method for operating an incentive auxiliary game (the "Patent Application"). On March 24, 2003, the Company received a "Notice of Allowance and Fees Due" from the U.S. Patent and Trademark Office, which stated that the patent application is allowed for issuance as a patent subject to payment by the Company of the issue fee in the amount of $650.00 within three months from March 24, 2003. As of the date of this Annual Report, the Company has not paid such issuance fee, but management intends to make such payment within the time allowed.

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

     Ten Stix 21. The U. S. Patent and Trademark Office has issued to the Company a Certificate of Registration, No. 2,092,620, dated September 2, 1997 for the trademark "Ten Stix 21", which registration will remain in full force and effect for a period of ten years. Management of the Company must comply with certain rules and regulations pertaining to the issuance of such registration of the trademark. Such registration will be canceled after six years by the Commissioner of Patents and Trademarks unless, before the end of the sixth year following the date of September 2, 1997, management files an affidavit of continued use. Moreover, such registration will expire ten years following the date of September 2, 1997 unless management files an application for renewal of the registration. Management intends to file such documents, however, there is no assurance that the U.S. Patent and Trademark Office will grant such renewal of registration.

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

     Bet the House. Mr. Tony Cranford applied to the U.S. Patent and Trademark Office for patent protection of Bet the House. As of the date of this Annual Report, the Company has not received an order granting a patent. The Company, however, received a provisional patent from the U.S. Patent and Trademark Office which is valid for a period of one year. As of the date of this Annual Report, the Company has filed a patent application with the U.S. Patent and Trademark Office for protection of its "method of play" for Bet the House. Management of the Company believes that such patent will be granted by approximately fourth quarter 2003. In the event the Company does not receive a patent relating to the "method of play" for Bet the House, management does not believe that this would have a material or adverse effect on the business operations of the Company or the manufacture or marketability of its gaming products.

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

     Although management believes that its other products may be patentable and intends to aggressively pursue obtaining such registrations, there can be no assurance that any such registrations will be issued. In the event such registrations were not issued, management believes that this would not adversely affect the operations of the Company due to the current market identification and portfolio of the Company's other products. As of the date of this Annual Report, management has not taken any steps to apply for such protection of its other products and does not intend to take such steps until approximately June 2003. Therefore, until such time as a patent, copyright or trademark is issued for the Company's other products, the Company will not have the right to bring a patent, copyright or trademark infringement action against a third party which makes a product similar to the Company's.

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

ITEM 2. DESCRIPTION OF PROPERTIES

     Except as described above, the Company does not own any real estate or other properties. The Company's principal office is maintained at 3101 Riverside Drive, Idaho Springs, Colorado 80542, which consists of an office area, a show room and work area, and storage space. The Company leases its office space at no expense from Mr. Tom Sawyer, the President of the Company. Mr. Sawyer holds title to the real property, which is encumbered by a mortgage. The property consists of approximately 1,100 square feet. Management believes that the Company's offices are adequate for its reasonable foreseeable needs. The Company does not intend to acquire any properties at the current date. In the event the Company generates sufficient revenues to adequately fund operational expenses in the future, management intends to enter into a lease arrangement with Mr. Sawyer, which provides for payment of the rental of such premises on terms favorable to the Company as may be obtained from an unrelated third party.

ITEM 3. LEGAL PROCEEDINGS

     Management is not aware of any legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during fiscal year ended December 31, 2002.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     As of the date of this Annual Report, the Company's Common Stock trades on the Over-the-Counter Bulletin Board under the symbol "TNTI". The Company's Common Stock commenced trading on the OTC approximately second quarter of 2002. The market for the Company's Common Stock is limited, volatile and sporadic and the price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company's shares, and other factors. The following table sets forth the high and low sales prices relating to the Company's Common Stock for the last fiscal year since commencement of trading. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                                         FISCAL YEAR ENDED
                          --------------------------------------------------
                                         DECEMBER 31, 2002
                          --------------------------------------------------
                                    HIGH BID           LOW BID
                          --------------------------------------------------

First Quarter                         n/a                n/a
Second Quarter                      $3.11              $0.25
Third Quarter                       $1.80              $0.51
Fourth Quarter                      $1.90              $0.73

HOLDERS

     As of the date of this Annual Report, the 19,083,228 shares of Common Stock outstanding were held by approximately 292 holders of record worldwide, including approximately 93 holders of record in the United States.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     Pursuant to the terms of the Letter of Intent, the Company will issue to Magnum 150,000 shares of its restricted Common Stock in the event the option is exercised by the Company to acquire the rights, title and interest to Bet the Set 21.

     During August 2002, the Company issued to an investor 2,000 units at $1.00 per unit (the "Unit(s)"). Each Unit consists of one share of restricted Common Stock of the Company and one non-transferable share purchase warrant of the Company. Each warrant is convertible into one additional share of restricted Common Stock at an exercise price of $2.00 per warrant commencing upon the date of issuance of the Units for a two-year period.

     During fiscal year 2002, certain shareholders of the Company advanced an aggregate of $66,000 to the Company. The terms of the debt provide that the amounts are payable upon demand, are non-interest bearing, and may be converted into an undetermined number of shares of the Company's restricted Common Stock at any time by the holder thereof.



                                         Equity Compensation Plan Information
-----------------------------------------------------------------------------------------------------------
                         Number of Securities      Weighted-Average Exercise        Number of Securities
                          To be Issued Upon          Price of Outstanding           Remaining Available for
Plan Category          Exercise of Outstanding        Options, Warrants              Future Issuance Under
                          Options, Warrants               and Rights               Equity Compensation Plans
                             and Rights                                              (excluding column (a))
                                (a)                          (b)                                (c)
------------------------------------------------------------------------------------------------------------
Equity Compensation              n/a                         n/a                                n/a
Plans Approved by
Security Holders

Equity Compensation           150,000 shares                $0.00                               n/a
Plans Not Approved by
Security Holders -
Letter of Intent

Equity Compensation             2,000 shares                $2.00                               n/a
Plans Not Approved by
Security Holders -
Units

Equity Compensation             undetermined               undetermined                          n/a
Plans Not Approved by
Security Holders -
Notes

Total                         152,000 shares
------------------------------------------------------------------------------------------------------------

RECENT SALES OF UNREGISTERED SECURITIES AND CHANGES IN CONTROL OF THE COMPANY

     During fiscal year 2002, to provide capital, the Company has sold stock in private placement offerings, issued stock in exchange for debts of the Company or pursuant to contractual agreements including, but not limited to, the following. See "Part III. Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

     (a) The Company had incurred a debt in the aggregate amount of $8,000.00 to Leif A. Nelson ("Nelson") for prior services rendered by Nelson on behalf of the Company for legal fees. Therefore, the Company and Nelson entered into a settlement agreement dated July 11, 2002 (the "Settlement Agreement"). Pursuant to the terms of the Settlement
          Agreement: (i) the Company agreed to settle the $8,000.00 debt due and owing Nelson by the issuance of 32,000 shares of its restricted Common Stock at the rate of $0.25 per share; and (ii) Nelson agreed to accept the issuance of the 32,000 shares of restricted Common Stock as settlement and full satisfaction of the aggregate debt due and owing him as of the date of the Settlement Agreement. The Company issued the shares in reliance upon the exemption from registration provided by
          Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The creditor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities.

     (b) On July 3, 2002, the Company and Thomas Perkins ("Perkins") entered into the Bonus 6 Option pursuant to which Perkins granted to the Company an option from July 5, 2002 through August 30, 2002 to acquire the ownership rights from Perkins to Bonus 6 table games which exist or may exist in the future for the state of Colorado, South Dakota, California and Arizona. Pursuant to the terms of the Bonus 6 Option, the Company issued to Perkins an aggregate of 75,000 shares of its restricted Common Stock. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act.

     (c) On July 3, 2002, the Company and Perkins entered into the Bonus 6 Video Option pursuant to which Perkins granted to the Company an option from July 30, 2002 through January 30, 2003 to acquire the ownership rights from Perkins to Bonus Stud Poker video games and to any and all video applications related thereto for the United States. Pursuant to the terms of the Bonus 6 Video Option, the Company issued to Perkins an aggregate of 20,000 shares of its restricted Common Stock. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act.

     (d) As of the date of this Annual Report, the Company is engaged in a offering pursuant to which it intends to raise an aggregate of $1,000,000. In accordance with the terms and provisions of the Private Placement Memorandum, the Company is offering and selling 4,000 shares of Series A Convertible Preferred Stock at $250.00 per share. Each share of Series A Convertible Preferred Stock is convertible into five hundred shares of restricted Common Stock at any time after December 31, 2001. As of the date of this Annual Report, there are 96 shares of Series A Convertible Preferred stock issued and outstanding. As of the date of this Annual Report, in the event the Company's Series A

          Convertible Preferred shareholders elect to convert the outstanding shares of Series A Convertible Preferred stock, an additional 48,000 shares of restricted Common Stock would be issued. As of the date of this Annual Report, the Company has sold 96 shares of Series A Convertible Preferred Stock to nineteen investors. Of the nineteen investors, one was an accredited investor as that term is defined under Regulation D. The Company has received $24,000 in gross proceeds. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the 1933 Securities Act. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

     (e) On July 11, 2002, the Company issued 80,000 shares of its restricted Common Stock, respectively, to Damascus Group LLC ("Damascus") at $0.25 per share. Pursuant to the terms of a sale and purchase agreement, the Company received an aggregate of $40,000.00 from Damascus as payment for acquisition of the securities. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act. The investor acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities.

     (f) On August 27, 2002, the Company issued 2,000 units at $1.00 per unit (the "Unit") to one investor. Each Unit consists of one share of restricted Common Stock of the Company and one non-transferable share purchase warrant of the Company. Each warrant is convertible into one additional share of restricted Common Stock at an exercise price of $2.00 per warrant commencing upon the date of issuance of the Unit for a two-year period. The Company received $2,000.00 in gross proceeds. The Company issued the Units to one investor, who was not an accredited investor, in reliance upon the exemption from registration provided by Rule 506 of Regulation D under the Securities Act. The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities.

     (g) As of the date of this Annual Report, the Company is engaged in an offering pursuant to which it intends to raise an aggregate of $1,000,000.00. In accordance with the terms and provisions of the Private Placement Memorandum, the Company is offering and selling 2,222,222 shares of its restricted Common Stock at $0.45 per share. As of the date of this Annual Report, the Company has received $89,100.00 in gross proceeds. The Company has issued 198,000 shares of its restricted Common Stock to six investors, none of which were accredited investors, in reliance upon the exemption provided by Rule 506 of Regulation D under the Securities Act. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

     (h) As of the date of this Annual Report, the Company is engaged in a Regulation S offering pursuant to which it has agreed to sell up to 5,000,000 shares of its restricted Common Stock to non-U.S. residents at a purchase price of twenty percent (20%) of the bid price per share as quoted on the OTC Bulletin Board on the date of sale execution. As of the date of this Annual Report, the Company has received $128,164 in gross proceeds and has issued approximately 912,540 shares of its restricted Common Stock to 20 investors. The Company issued the shares in reliance upon the exemption from registration provided by Regulation S of the Securities Act. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of the securities.

     As of the date of this Annual Report, the Company has 19,083,228 shares of its Common Stock issued and outstanding and 96 shares of its Series A Convertible Preferred Stock issued and outstanding. Of the 19,083,228 current outstanding shares of Common Stock, 2,000,000 shares are free trading. At such time, the holders may offer and sell these shares of Common Stock at such times and in such amounts as they may respectively determine in their sole discretion.

     Of the 19,083,228 current outstanding shares of Common Stock, 17,083,228 shares are "restricted shares" as that term is defined in the Securities Act and the rules and regulations thereunder. To be eligible for sale in the public market, the holders must comply with Rule 144. In general, Rule 144 allows a person holding restricted shares for a period of at least one year to sell within any three month period that number of shares which does not exceed the greater of 1% of the Company's then outstanding shares or the average weekly trading volume of the shares during the four calendar weeks preceding such sale. Rule 144 also permits, under certain circumstances, sale of shares by a person who is not an affiliate of the Company and who has satisfied a two year holding period without any volume limitations, manner of sale provisions or current information requirements. As defined in Rule 144, an affiliate of an issuer is a person who, directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, such issuer, and generally includes members of the Board of Directors. Sales pursuant to Rule 144 or otherwise, if in sufficient volume, could have a depressive effect on the market price of the Company's securities. Moreover, the possibility of such sales may have a depressive effect on market prices.

TRANSER AGENT

     The transfer agent and registrar for the Company is Global Securities Transfer, Inc., 191 University Blvd., Suite 410, Denver, Colorado 80206, telephone number (303) 355-4646.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     This section should be read in conjunction with the Company's Financial Statements included herein. See "Part II. Item 7. Financial Statements".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Fiscal Year Period Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

     The Company's net loss for fiscal year ended December 31, 2002 was approximately ($145,012) compared to a net loss of approximately ($67,796) for fiscal year ended December 31, 2001 (an increase of $81,018).

     Total revenue for fiscal years ended December 31, 2002 and 2001 were $123,274 and $46,470, respectively (an increase of $76,804). Total revenue generated during fiscal year ended December 31, 2002 was comprised of (i) $99,225 in lease income; and (ii) $24,049 in equipment sales. Total revenue generated during fiscal year ended December 31, 2001 was comprised of $46,470 in lease income. The increase in revenue during fiscal year ended December 31, 2002 was primarily due to an increase in the number of gaming products and shufflers leased to casinos and the sale of shufflers.

     During fiscal year ended December 31, 2002, the Company incurred operating expenses of $337,682 compared to $100,236 of operating expenses incurred during fiscal year ended December 31, 2001 (an increase of $237,446). Operating expenses for fiscal year ended December 31, 2002 primarily consisted of: (i) $276,770 as selling, general and administrative expenses; (ii) $45,611 as depreciation expense; (iii) $10,844 as amortization expense; and (iv) $4,457 as cost of sales. Operating expenses for fiscal year ended December 31, 2001 primarily consisted of: (i) $67,588 as selling, general and administrative expenses; (ii) $23,225 as depreciation expense; and (iii) $9,423 as amortization expense. The Company also incurred $25,604 as interest expense during fiscal year ended December 31, 2002 as compared to $14,030 as interest expense during fiscal year ended December 31, 2001. The increase in operating expenses during fiscal year ended December 31, 2002 compared to fiscal year ended December 31, 2001 was primarily due to an increase in selling, general and administrative expenses resulting from an operational emphasis on and increased scale and scope of overall corporate activity pertaining to the marketing and distribution of the Company's gaming products. General and administrative expenses generally include corporate overhead, administrative management, consulting costs and professional fees.

     During fiscal year ended December 31, 2002, such operating expenses were offset by the realization of $95,000.00 as a gain on the settlement of the aggregate debt due and owing Xpectra pursuant to the Asset Purchase Agreement.

     As discussed above, although the Company generated revenues in the amount of $123,274 during fiscal year ended December 31, 2002, the increase in net loss during such period compared to fiscal year ended December 31, 2001 is attributable primarily to a substantial increase in selling, general and administrative expenses. The Company's net loss during fiscal year ended December 31, 2002 was approximately ($131,790) or ($0.01) per common share compared to a net loss of approximately ($67,796) or ($nil) per common share during fiscal year ended December 31, 2001. The weighted average of common shares outstanding were 17,800,048 for fiscal year ended December 31, 2002 compared to 17,655,920 for fiscal year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has focused primarily on the research, development and design of the its products, and generated minimal revenues. During prior fiscal years, the principals of the Company invested personal funds and arranged for loans and/or lines of credit from private lenders to support the business operations of the Company.

     As of the date of this Annual Report, management of the Company believes that an estimated $500,000 is required over the next fiscal year for payment of expenses associated with the ongoing business operations of the Company. The Company generated $123,274 in total revenue during fiscal year ended December 31, 2002 and $46,470 in total revenue during fiscal year ended December 31, 2001. Management anticipates that overall generation of revenues will continue to increase on an annual basis based on existing contracts and marketability of its gaming products. Management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to successfully generate revenues from the marketing of its gaming products and to obtain advances from certain investors and related parties, as necessary.

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

     Fiscal Year Ended December 31, 2002

     As of December 31, 2002, the Company's current assets were $10,807 and its current liabilities were $405,808, which resulted in a working capital deficit of $395,001.

     As of December 31, 2002, current assets were comprised of: (i) $2,736 in inventory; (ii) $8,071 in cash. As of December 31, 2002, current liabilities were comprised of: (i) $270,154 in notes payable; (ii) $71,000 in notes payable to shareholders; (iii) $30,000 in accounts payable to related party; and (iv) $34,654 in accounts payable and accrued expenses.

     As of December 31, 2002, the Company's total assets were $517,455 and its total liabilities were $405,808.

     As of December 31, 2002, the Company's total assets exceeded its total liabilities by $111,647. As of December 31, 2002, the Company's total assets consisted primarily of (i) $10,807 as current assets; (ii) $178,026 in net cost equipment; (iii) $8,500 in loan receivable from shareholder; (iv) $86,536 in net intangible assets (consisting of costs associated with the acq1uisition of patents, copyrights and licenses which are amortized over lives ranging from 5 to 11 years); and (v) $162,100 in valuation of game rights relating to the Bonus 6 Option Contract. As of December 31, 2002, the Company's total liabilities consisted of $405,808 as current liabilities.

     The Company's stockholders' equity increased from a deficit of ($18,841) for fiscal year ended December 31, 2001 to $111,647 for fiscal year ended December 31, 2002.

     For fiscal year ended December 31, 2002, net cash flow used by operating activities was ($112,756) compared to net cash flow used by operating activities of ($4,916) for fiscal year ended December 31, 2001. The increase in net cash used by operating activities during fiscal year ended December 31, 2002 compared to December 31, 2001 resulted primarily from: (i) a net loss of ($145,012) incurred during fiscal year ended December 31, 2002 compared to a net loss of ($67,796) incurred during fiscal year ended December 31, 2001; (ii) an increase in accounts payable and accrued expenses to ($103,165) during fiscal year ended December 31, 2002 from $15,232 during fiscal year ended December 31, 2001; and
(iii) an increase in depreciation and amortization to $56,455 during fiscal year ended December 31, 2002 from $32,648 during fiscal year ended December 31, 2001.

     During fiscal year ended December 31, 2002, net cash flows provided by investing activities was $2,957 compared to ($8,500) of net cash flows used by investing activities during fiscal year ended December 31, 2001, which relates primarily to the purchase of equipment.

     Net cash flows provided by financing activities was $117,563 during fiscal year ended December 31, 2002 compared to net cash flows provided by financing activities of $8,400 during fiscal year ended December 31, 2001. The increase during fiscal year ended December 31, 2002 was primarily attributable to: (i) $111,100 in proceeds from sale of shares of Common Stock; (ii) $23,950 in proceeds from issuance of shares of Series A Convertible Preferred Stock; and
(iii) $73,000 in loans from shareholders.

SOURCES OF FUNDING FOR MATERIAL COMMITMENTS AND WORKING CAPITAL

     Material Commitments

     Cranford Assignment Agreement. A significant and estimated material commitment for the Company for fiscal year 2003 is the amounts due and owing under an assignment agreement with Mr. Tony Cranford dated January 19, 2001 (the "Cranford Assignment Agreement"). Pursuant to the Cranford Assignment Agreement, Mr. Cranford assigned all of his right, title and interest in Bet the House, including his rights to the provisional patent application no. 60/240.091, to the Company. In accordance with the terms and provisions of the Cranford Assignment Agreement, the Company agreed to pay Mr. Cranford (i) for a period of six months a monthly royalty fee of $175.00 for each Bet the House game that the Company leases to a third party during the six month period; and (ii) an aggregate purchase price of either (a) an amount to be calculated by multiplying the average monthly gross revenues generated by the Company for each Bet the House game leased during the six month period by three, or (b) $30,000, whichever is greater. The terms of Cranford Assignment Agreement further provide that such aggregate purchase price may be paid by the Company to Mr. Cranford on a monthly basis or in one aggregate payment, with such aggregate purchase price to be paid in full no later than March 31, 2002.

     As of the date of this Annual Report, Mr. Cranford has not received any payments from the Company and has agreed to extend such payment date to June 30, 2003. Management has not determined the manner of payment to be made to Mr. Cranford and may not make such determination until the Company is adequately funded and several Bet the House games have been successfully marketed and generating revenues.

     Asset Purchase Agreement. A significant and estimated material commitment for the Company for fiscal year 2003 is the amount of $300,000.00 due and owing under the terms of an asset purchase agreement entered into with Summit International Group, Inc. dated May 1, 2001 (the "Asset Purchase Agreement"). Pursuant to the terms of the Asset Purchase Agreement, the Company agreed to pay the amount of $300,000.00, as evidenced by the execution of two promissory notes. The first promissory note dated May 1, 2001 was in the amount of $80,000.00 and was payable to Michael Humecki (the "Humecki Promissory Note"). As of the date of this Annual Report, the Company has paid the Humecki Promissory Note in full.

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

     As of the date of this Annual Report, the Company has paid Summit an amount of $28,177.40 under the terms of the Summit Promissory Note.

     Loans from Shareholders. A significant and estimated material commitment for the Company for fiscal year 2003 is the amount of $66,000.00 due and owing certain shareholders of the Company. During fiscal year 2002, certain shareholders of the Company advanced an aggregate of $66,000.00 to the Company pursuant to notes payable. The terms of the notes payable provide that the notes are payable upon demand, are non-interest bearing, and may be converted into an undetermined number of shares of the Company's restricted Common Stock.

PLAN OF OPERATION

     Funding

     As of the date of this Annual Report, the Company is engaged in an offering pursuant to which it intends to raise an aggregate of $1,000,000. In accordance with the terms and provisions of the Private Placement Memorandum, the Company will offer and sell 4,000 shares of Series A Convertible Preferred Stock at $250.00 per share. Each share of Series A Convertible Preferred Stock will be convertible into five hundred shares of restricted Common Stock at any time after December 31, 2001. The Series A Convertible Preferred Stock will be senior to the Common Stock with respect to dividends and upon liquidation, dissolution or winding up. The securities are not registered under the 1933 Securities Act and are therefore being offered pursuant to an exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the Securities Act. As of the date of this Annual Report, the Company has sold and issued 96 shares of Series A Convertible Preferred Stock to nineteen investors for aggregate proceeds of $24,000.

     As of the date of this Annual Report, the Company is engaged in an offering pursuant to which it intends to raise an aggregate of $1,000,000.00. In accordance with the terms and provisions of the Private Placement Memorandum, the Company is offering and selling 2,222,222 shares of its restricted Common Stock at $0.45 per share. The securities are not registered under the 1933 Securities Act and are therefore being offered pursuant to an exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the Securities Act. As of the date of this Annual Report, the Company has received $89,100.00 in gross proceeds. The Company has issued 198,000 shares of its restricted Common Stock to six investors, none of which were accredited investors.

     As of the date of this Annual Report, the Company is engaged in a Regulation S offering pursuant to which it intends to sell up to 5,000,000 shares of its restricted Common Stock to non-U.S. residents at a purchase price of twenty percent (20%) of the bid price per share as quoted on the OTC Bulletin Board on the date of sale execution. The securities are not registered under the Securities Act and are therefore being offered pursuant to an exemption from registration provided by Section 4(2) and Regulation S of the Securities Act. As of the date of this Annual Report, the Company has received $128,164 in gross proceeds and has issued approximately 912,540 shares of its restricted Common Stock to 20 investors.

     Management intends to use net proceeds received from the offerings for the Company's capital requirements, which consist primarily of marketing, advertising and travel expenses and professional fees.

     Based upon a twelve-month plan proposed by management, it is anticipated that the Company's operational work plan will require approximately $500,000 of financing designed to fund the general business operations. As of the date of this Annual Report, the Company does not have any material commitments other than those described above nor does management anticipate any further material commitments within the next twelve months. It is anticipated that any expenditures to be incurred by the Company will be operational. Management anticipates that a substantial portion of the initial budget of $500,000 for the twelve-month work plan, which includes such expenditures, will be funded pursuant to public or private offerings, including the private placement offerings described above under Regulation D, Rule 506, and Regulation S, of its debt or equity securities and future advancements. The Company may not be able to raise such funds and, therefore, the successful marketing of its products may not be accomplished.

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

     As of the date of this Annual Report, the Company has generated little revenue from operations, has a working capital deficit and a retained earnings deficit. Therefore, the Company has been deemed a "going concern" by its independent auditors, AJ. Robbins, P.C., as noted in the financial statements attached hereto. There is substantial doubt that the Company will be able to retain its status as a "going concern", that is assumption of the continuity of operations of the Company in the absence of evidence to the contrary. Management believes that it can maintain its status as a "going concern" based on its ability to raise funds pursuant to future public and private offerings and to obtain advances and minimize operating expenses by not duplicating expenses or incurring needless expenses.

OFF-BALANCE SHEET ARRANGEMENTS

     As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

AUDIT COMMITTEE

     As of the date of this Annual Report, the Company has not appointed members to an audit committee. As of the date of this Annual Report, no audit committee exists. Therefore, the role of an audit committee has been conducted by the Board of Directors of the Company.

     The Company intends to establish an audit committee. When established, the audit committee will be comprised of at least two disinterested members. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be: (i) to serve as an independent and objective party to monitor the Company's financial reporting process and internal control system;
(ii) to review and appraise the audit efforts of the Company's independent accountants; (iii) to evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) to oversee management's establishment and enforcement of financial policies and business practices; and
(v) to provide an open avenue of communication among the independent accountants, management and the Board of Directors.

     The Board of Directors has considered whether the provision of such non-audit services would be compatible with maintaining the principal independent accountant's independence. The Board of Directors considered whether the Company's principal independent accountant was independent, and concluded that the auditor for the fiscal year ended December 31, 2002 was independent.

     Audit Fees

     During fiscal year ended December 31, 2002, the Company incurred approximately $17,550 in fees to its principal and former independent accountant for professional services rendered in connection with preparation and audit of the Company's financial statements for fiscal year ended December 31, 2002 and for the review of the Company's financial statements for the fiscal quarters ended March 31, 2002, June 30, 2002 and September 30, 2002.

     Financial Information Systems Design and Implementation Fees

     During fiscal year ended December 31, 2002, the Company did not incur any fees for professional services rendered by its principal and former independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company's information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

     All Other Fees

     During fiscal year ended December 31, 2002, the Company did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 7. FINANCIAL STATEMENTS

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".



                                      INDEX

                                                                        Page
                                                                        ----

Independent Auditors' Report                                             F-2

Independent Auditors' Report                                             F-3

Balance Sheet                                                            F-4

Statements of Operations                                                 F-6

Statement of Changes in Stockholders' Equity                             F-7

Statements of Cash Flows                                                 F-8

Notes to Financial Statements                                            F-9

                                AJ. ROBBINS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              216 SIXTEENTH STREET
                                    SUITE 600
                                DENVER, CO 80202

                          INDEPENDENT AUDITORS' REPORT



Ten Stix, Inc.
Denver, Colorado

We have audited the accompanying balance sheet of Ten Stix, Inc. as of December 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ten Stix, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency of $395,001 that raises substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        AJ. ROBBINS, PC.
                                          CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
March 8, 2003

                            Comiskey & Company, P.C.
                  Certified Public Accountants and Consultants
                          789 Sherman Street Suite 440
                             Denver, Colorado 80203
                                 (303) 830-2255





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
Ten Stix, Inc.


We have audited the accompanying statements of loss and accumulated deficit, stockholders' equity, and cash flows of Ten Stix, Inc. for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, cash flows, and changes in shareholders' equity for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



Denver, Colorado
April 19, 2002

                                                        /s/ COMISKEY & COMPANY
                                                        PROFESSIONAL CORPORATION

                                 TEN STIX, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2002
                                ==================


                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                                                 $  8,071
   Inventory                                                               2,736
                                                                        --------

         Total Current Assets                                             10,807
                                                                        --------


EQUIPMENT, at cost, net                                                  178,026

INVENTORY, non-current                                                    51,986

LOAN RECEIVABLE - STOCKHOLDER                                              8,500

PURCHASE OPTIONS                                                          19,500

INTANGIBLE ASSETS, net                                                    86,536

GAME RIGHTS                                                              162,100
                                                                        --------

                                                                        $517,455
                                                                        ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 TEN STIX, INC.
                            BALANCE SHEET (CONTINUED)
                                DECEMBER 31, 2002
                                =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                               $  34,654
  Accounts payable, related party                                        30,000
  Notes payable                                                         270,154
  Notes payable, stockholders                                            71,000
                                                                      ---------

         Total Current Liabilities                                      405,808
                                                                      ---------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
  Preferred A stock, $.001 par value, 100,000 shares
     authorized; 96 shares issued and outstanding                             1
  Common stock, $.001 par value; 500,000,000 shares
     authorized: 18,170,688 issued and outstanding                       18,171
  Additional paid-in capital                                            974,865
  Accumulated (deficit)                                                (881,390)
                                                                      ---------

         Total Stockholders' Equity                                     111,647
                                                                      ---------

                                                                      $ 517,455
                                                                      =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 TEN STIX, INC.
                            STATEMENTS OF OPERATIONS
                            ========================


                                                For the Years Ended December 31,
                                                --------------------------------
                                                     2002              2001
                                                 ------------      ------------

REVENUES:
   Lease income                                  $     99,225      $     46,470
   Equipment sales                                     24,049              --
                                                 ------------      ------------

         Total Revenues                               123,274            46,470
                                                 ------------      ------------



EXPENSES:
   Cost of sales                                        4,457              --
   Selling, general and administrative                276,770            67,588
   Depreciation                                        45,611            23,225
   Amortization                                        10,844             9,423
                                                 ------------      ------------

         Total Expenses                               337,682           100,236
                                                 ------------      ------------


OPERATING (LOSS)                                     (214,408)          (53,766)
                                                 ------------      ------------


OTHER INCOME (EXPENSE):
   Interest expense                                   (25,604)          (14,030)
   Gain on reduction of debt                           95,000              --
                                                 ------------      ------------

           Net Other Income (Expense)                  69,396           (14,030)
                                                 ------------      ------------


NET (LOSS)                                       $   (145,012)     $    (67,796)
                                                 ============      ============


NET (LOSS) PER SHARE, BASIC AND DILUTED          $       (.01)     $          *
                                                 ============      ============

Weighted average number of
   common shares outstanding,
   basic and diluted                               17,800,048        17,655,920
                                                 ============      ============

  *Less than $.01 per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                              TEN STIX, INC.
                                               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                              FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002
                                              ==============================================


                                                                                           Additional
                                     Preferred A Stock              Common Stock            Paid In                      Total
                               ---------------------------     ------------------------    Additional    Accumulated  Stockholders'
                                  Shares         Amount          Shares         Amount      Capital       (Deficit)  Equity(Deficit)
                               ------------    -----------     ----------    ----------   -----------    ----------- ---------------
Balances,
   December 31, 2000                 76,000    $        76      2,442,688   $     2,443   $   691,618    $  (668,582)   $    25,555

Common stock issued for
   conversion of 76,000
   preferred shares                 (76,000)           (76)    15,200,000        15,200       (15,124)          --             --
Sales of common stock                  --             --           16,800            16         8,384           --            8,400
Contributed capital,
   services                            --             --             --            --          15,000           --           15,000
Net (loss)                             --             --             --            --            --          (67,796)       (67,796)
                                -----------    -----------    -----------   -----------   -----------    -----------    -----------

Balances,
   December 31, 2001                   --             --       17,659,488        17,659       699,878       (736,378)       (18,841)

Contributed capital,
   services                            --             --             --            --           7,500           --            7,500
Sales of common stock                  --             --          280,000           280       110,820           --          111,100
Sales of preferred stock                 96              1           --            --          23,949           --           23,950
Stock issued for services              --             --          111,200           112        47,488           --           47,600
Stock issued for interest
   on previously converted
   note                                --             --           15,000            15         3,735           --            3,750
Stock issued for game rights           --             --           75,000            75        62,025           --           62,100
Stock issued for video
   rights purchase option              --             --           20,000            20        11,980           --           12,000
Stock issued for card game
   purchase option                     --             --           10,000            10         7,490           --            7,500
Net (loss)                             --             --             --            --            --         (145,012)      (145,012)
                                -----------    -----------    -----------   -----------   -----------    -----------    -----------

Balances,
   December 31, 2002                     96    $         1     18,170,688   $    18,171   $   974,865    $  (881,390)   $   111,647
                                ===========    ===========    ===========   ===========   ===========    ===========    ===========


                                                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                               TEN STIX, INC.
                                          STATEMENTS OF CASH FLOWS
                                          ========================

                                                                           For the Years Ended December 31,
                                                                           --------------------------------
                                                                                2002                2001
                                                                             ---------            ---------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)                                                                   $(145,012)           $ (67,796)
  Adjustments to reconcile net (loss) to net cash from
     operating activities:
       Depreciation and amortization                                            56,455               32,648
       Amortization of debt discounts                                           17,094                 --
       Services provided at no charge                                            7,500               15,000
       Issuance of common stock for services                                    47,600                 --
       Issuance of common stock for interest on previously converted
         note                                                                    3,750                 --
  Changes in assets and liabilities:
       Inventory                                                                 2,702                 --
       Accounts receivable                                                         320                 --
       Accounts payable and accrued expenses                                  (103,165)              15,232
                                                                             ---------            ---------

         Net Cash (Used) By Operating Activities                              (112,756)              (4,916)
                                                                             ---------            ---------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of equipment                                                         (1,500)                --
  Cost of equipment sold                                                         4,457                 --
  Note receivable - stockholder                                                   --                 (8,500)
                                                                             ---------            ---------

         Net Cash Flows Provided (Used) By Investing Activities                  2,957               (8,500)
                                                                             ---------            ---------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Payments on notes payable                                                    (88,487)                --
  Proceeds from issuance of common stock                                       111,100                8,400
  Proceeds from issuance of preferred stock                                     23,950                 --
  Loans from stockholders                                                       73,000                 --
  Payment on loans from stockholders                                            (2,000)                --
                                                                             ---------            ---------

         Net Cash Provided By Financing Activities                             117,563                8,400
                                                                             ---------            ---------

INCREASE (DECREASE) IN CASH                                                      7,764               (5,016)

CASH AND CASH EQUIVALENTS, beginning of period                                     307                5,323
                                                                             ---------            ---------

CASH AND CASH EQUIVALENTS, end of period                                     $   8,071            $     307
                                                                             =========            =========

Supplemental information:
  See Note 11


                               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                F-8

                                 TEN STIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Business
--------
Ten Stix, Inc. ("The Company") was incorporated on January 10, 1996 under the laws of the State of Colorado. The Company's office is located at the office of its President at 3101 Riverside Drive, Idaho Springs, Colorado. The Company uses this space free of charge. The Company develops and markets unique card games and other gaming products for the gaming industry.

In prior years, the Company had been in the development stage.

There are two types of gaming products that the Company has designed, distributes and markets. The first is the "table game with electronics", which includes Ten to Win and ShotGun 21.

The other type of gaming product is a "layout game", which includes all of the other gaming products. The layout game is a table game utilizing a table cover or layout with no electronic system, which includes Hold'em 88, Push Your Luck, Catalina Dice, Bonus 6, Bet the Set, and go fish 21.

The Company also manufactures, leases and sells shufflers under the name Pro Shuffle.

Casinos use automatic card shufflers to save time and eliminate the possibility of a dealer manipulating the cards while hand shuffling. Hand shuffling takes approximately one minute and forty seconds, whereas the Pro Shuffle shuffles six decks of cards in forty seconds.

Concentrations of Credit Risk
-----------------------------
The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Reclassification
----------------
Certain amounts reported in the Company's financial statements for the period ended December 31, 2001 have been reclassified to conform to the current period presentations.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

Inventory
---------
Inventory is valued at the lower of cost or market and consists of repair parts. It is estimated that approximately $51,986 of inventory will be used beyond one year.

                                 TEN STIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

Equipment
---------
Equipment is recorded at cost. Depreciation expense is provided on a straight-line basis using the following useful lives: gaming equipment (including gaming equipment leased to customers under short term arrangements), 5 years; and furniture, fixtures and equipment, 3-5 years. Maintenance and repairs are charged to expense as incurred. Total depreciation expense was $45,611 and $23,225 for the years ended December 31, 2002 and 2001, respectively. The cost and accumulated depreciation of assets retired, sold, or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income as appropriate.

Intangible assets
-----------------
Intangible assets consist of costs associated with the acquisition of patents, copyrights, and license costs which are amortized over lives ranging from 5 to 11 years. Total amortization expense was $10,844 and $9,423 for the years ended December 31, 2002 and 2001, respectively.

The game rights have an indefinite life; therefore, no amortization has been recorded.

Impairment Of Long-Lived Assets
-------------------------------
The Company evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized. To date, no adjustments to the carrying value of the assets have been made.

Advertising Expense
-------------------
The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2002 and 2001 was $24,955 and $905, respectively.

Research and Development Expense
--------------------------------
Costs relating to the development of new products are expensed as incurred.

Revenue Recognition
-------------------
Revenues derived from the sale of shufflers are recognized when shipped and title has passed to the customer. Revenues derived from leasing shufflers and games are recognized when earned, which is generally simultaneous with receipt.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

                                 TEN STIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

Income Taxes
------------
The Company follows the provisions of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes. Under SFAS No. 109, the Company's policy is to provide deferred income taxes related to items that result in differences between the financial reporting and tax basis of assets and liabilities.

As of December 31, 2002 the Company had a net operating loss carryforward of approximately $297,983, expiring through 2022. Management has determined that it is more likely than not that the Company will not utilize the net operating loss in the near term, accordingly, a valuation allowance equal to the deferred tax asset, which consisted primarily of the net operating loss carryforwards, has been provided.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of cash, accounts payable, accrued expenses, and notes payable approximate fair value because of the short maturity of these items.

Earnings Per Common Share
-------------------------
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). This Statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Stock-Based Compensation
------------------------
The Company accounts for stock based compensation in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). Under the provisions of SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of APB No. 25. However, if the provisions of APB No. 25 are continued, proforma disclosures of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. The Company recognizes compensation costs under the provisions of APB No. 25 and provides the expanded disclosure required by SFAS No. 123.

                                 TEN STIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

Stock Option Plan
-----------------
Effective January 2001 the Company's board of directors adopted a Non-Qualified Stock Option Plan under which 1,000,000 shares of the Company's Common Stock were reserved for issuance at prices greater than, less than, or equal to the current market value on the date of grant. The board may grant options to employees, directors, officers, contractors or advisors. To date, no options have been granted under this plan.

Recently Issued Accounting Pronouncements
-----------------------------------------
In April 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13, and Technical Corrections. This statement rescinds the requirement in SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has adopted SFAS 145 and its adoption did not have a material effect on its financial statements.

In July 2002 the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company has reviewed SFAS 146 and its adoption is not expected to have a material effect on its financial statements.

In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value based method of accounting prescribed by APB No. 25. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based

                                 TEN STIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified Prospective method and Retroactive Restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLANS

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. The Company has incurred net losses from operations since inception and has an accumulated deficit of $881,390 and a working capital deficit of $395,001 as of December 31, 2002.

The Company's strategy is to expand the marketing of their games and shufflers and continue to form positive relationships with casinos throughout the United States. The Company recently has loaned the "Bet The House" game to several casinos to use on a trial basis. Initial responses to the game have been positive and the Company anticipates beginning generating lease revenues by July 2003.

Although the Company has obtained short-term loans, in the absence of long-term financial support, there can be no assurance that additional financing can be obtained from conventional sources. Management is pursuing alternatives that include plans to raise capital through private placements and other offerings.

NOTE 3 - PURCHASE OPTIONS

In July 2002 the Company entered into an option agreement to purchase the video rights for "Bonus 6 Stud Poker". The Company issued 20,000 shares of common stock valued at $12,000 when the option was accepted. The option period expires January 30, 2003. If the option was exercised, the Company would have paid $150,000 and issued 200,000 shares of common stock. The Company did not exercise this option and it expired on its own terms and accordingly, the $12,000 cost will be written off in the first quarter of 2003.

In July 2002 the Company entered into a letter of intent to purchase the rights to the casino card game known as "Bet the Set "21"", including copyrights, trademarks, leases and all equipment. The Company issued 10,000 shares of common stock valued at $7,500 when the option was accepted. If the option is exercised, the Company will pay $400,000 and issue 150,000 shares of common stock. The option expired in November 2002 at which time the grantor of the option agreed to a verbal extension with the details to be negotiated.

                                 TEN STIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 4 - EQUIPMENT

Equipment consists of the following:

                                                                    December 31,
                                                                        2002
                                                                    ------------

Furniture, fixtures and equipment                                    $   1,500
Gaming equipment                                                       247,279
                                                                     ---------
                                                                       248,779
Less accumulated depreciation                                          (70,753)
                                                                     ---------

                                                                     $ 178,026
                                                                     =========

The Company leases its shufflers to customers under short-term operating leases. The cost of shufflers subject to operating leases was $56,122 at December 31, 2002. Accumulated depreciation related to the leased shufflers was $14,552 at December 31, 2002.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consists of the following:

                                                                    December 31,
                                                                        2002
                                                                    ------------

Patents                                                              $  82,351
License costs                                                           30,000
                                                                     ---------
                                                                       112,351
Less accumulated depreciation                                          (25,815)
                                                                     ---------

                                                                     $  86,536
                                                                     =========

In January 2001 the Company's Vice President assigned all of his right, title and interest in "Bet the House", including his rights to the provisional patent application no. 60/240.091, to the Company. In accordance with the terms and provisions of this Assignment Agreement, the Company agreed to pay a monthly royalty fee of $175 for each "Bet the House" game that the Company leases to a third party during the six month period; and (a) an amount to be calculated by multiplying the average monthly gross revenues generated by the Company for each "Bet the House" game leased during the six month period by three, or (b) $30,000, whichever is greater. The purchase price was to be paid in full by March 31, 2002. The payment date has been extended until such time the Company is adequately funded and "Bet the House" games have been successfully marketed and are generating revenues.

                                 TEN STIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================

NOTE 6 - GAME RIGHTS

In July 2002 the Company entered into an option agreement to purchase the rights to the Bonus 6 games within the states of Colorado, South Dakota, California, and Arizona for $100,000 payable in five equal installments through April 2003 and issued 10,000 shares of restricted common stock valued at $10,100 upon acceptance of the option agreement. An additional 65,000 shares of restricted common stock valued at $52,000 were issued in August 2002 when the option was exercised and the first installment was paid.

NOTE 7 - PRO SHUFFLE ACQUISITION

In May 2001 the Company entered into an asset purchase agreement and acquired
(i) all of the right, title and interest to U.S. Patent No. 5,718,427 regarding a card shuffling device under the name "Pro Shuffle"; (ii) all Pro Shuffle devices, parts, inventory and equipment related to the manufacturing and assembly of the Pro Shuffle; (iii) all contracts related to the Pro Shuffle;
(iv) all accounts receivable arising out of the sale or lease of the Pro Shuffle; (v) two promissory notes receivable made by a related party totaling $8,500, (vi) two Blackjack tables located in Las Vegas, Nevada; and (vii) all other business assets located in Colorado (of which no material assets were actually acquired). The Company is renegotiating the terms of the promissory notes.

In exchange for the assets acquired, the Company assumed a liability up to an aggregate amount of $110,000 related to fifty updated Pro Shuffle devices and parts and two liabilities totaling $6,000. The Company also agreed to pay $300,000 as evidenced by the execution of two promissory notes payable in the amounts of $220,000 and $80,000 (See Note 8). In addition, the Company's President and Vice President surrendered their shares of the sellers stock they owned personally. During 2002 the Company paid the $6,000 of liabilities, renegotiated and paid $15,000 as settlement of the $110,000 liability and recorded a gain of $95,000.

NOTE 8 - NOTES PAYABLE

In May 2001 the Company entered into a promissory note to pay $80,000 to an individual as follows: (i) on the 15th of each month commencing June 15, 2001, the greater of either (a) 50% of gross revenues collected during the prior month from the lease or sale by the Company of any of the assets acquired by the Company pursuant to the Asset Purchase Agreement (including the Pro Shuffle) or
(b) $2,000; (ii) on the 15th of the month, after the receipt thereof, 25% of aggregate gross funds raised by the Company at any time on or after May 1, 2001 pursuant to any private or public offering of its securities (but such 25% shall not be paid on the first $100,000 of funds so raised by the Company); and (iii) interest at the rate of 8% per annum commencing May 1, 2002 on any portion of the $80,000 outstanding on the first of each month payable monthly. The balance at December 31, 2002 was $10,313. The Company imputed interest at 8.0% on the note through April 2002 in the amount of $5,926 and reduced the note by this amount. The Company recognized the remaining $1,482 as interest expense during 2002. Subsequent to year end the note was paid in full.

                                 TEN STIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 8 - NOTES PAYABLE (Continued)

In May 2001 the Company entered into a promissory note to pay $220,000 after the above $80,000 note is paid in full as follows: (i) on the 15th of each month the greater of either (a) 50% of gross revenues collected during the prior month from the lease or sale by the Company of any of the assets acquired by the Company pursuant to the Asset Purchase Agreement (including the Pro Shuffle) or
(b) $2,000; (ii) on the 15th of the month, after the receipt thereof, 25% of aggregate gross funds raised by the Company at any time on or after May 1, 2001 pursuant to any private or public offering of its securities (but such 25% shall not be paid on the first $100,000 of funds so raised by the Company and not until after payment in full of the $80,000 note); and (iii) interest at the rate of 8% per annum commencing May 1, 2004 on any portion of the $220,000 outstanding on the first of each month payable monthly. The Company imputed interest at 8.0% on the note through April 2004 in the amount of $45,357 and reduced the note by this amount. The Company recognized $15,119 in interest expense during 2002.

NOTE 9 - STOCKHOLDERS' EQUITY

Preferred Stock
---------------
Each share of preferred A stock may be converted into 200 shares of common stock. No dividend has been designated to preferred shares. Subsequent to year end the Company increased the conversion rate to one share may be converted into 500 shares of common stock.

Contributed Capital
-------------------
The Company's management performed services in the development and marketing of the Company's products but had elected to forego cash compensation due to the liquidity position of the Company. The Company recorded the fair value of such services as a capital contribution. Management had classified these costs into marketing and product development, based upon an estimate of the amount of time devoted to such activities. In July 2002 management began receiving cash compensation.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company has the distributorship rights to market a card game called Bonus 6 after entering into an assignment agreement dated December 28, 2000 in which (i) its President agreed to assign to the Company his distribution rights, previously obtained under an agreement with the owner of Bonus 6, to market and distribute Bonus 6 within the United States, excluding the State of Colorado, and (ii) the Company agreed to assume the obligations under the previous distribution agreement as such obligations pertain to the marketing and distribution of Bonus 6 within the United States, excluding the State of Colorado. Prior to the assignment agreement, the Company's President had individually marketed and distributed Bonus 6 to casinos within the State of Colorado and he receives a 40% commission on gross revenues generated from the sale or lease of Bonus 6 to these casinos on a monthly basis. During 2002 the Company's President received $4,480 in commissions.

                                 TEN STIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

The Company obtained loans from stockholders in the amount of $66,000 during 2002. The notes are non-interest bearing and may be converted into shares of the Company's common stock in an amount to be determined based upon negotiations between the parties, when and if the loans are converted.

In April 2002 the Company entered into a promissory note for $7,000 with a lender. The note bore interest at prime plus 11.25% and was due April 2003. In September 2002 a stockholder paid the note in full on behalf of the Company, less $2,000 that the Company had paid. The Company and the stockholder are currently negotiating payment of the remaining $5,000 principal balance now owed to the stockholder as of December 31, 2002.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid $4,760 and $-0- for interest expense during the years ended December 31, 2002 and 2001, respectively.

NOTE 12 - SUBSEQUENT EVENTS

In January 2003 the Company entered into an Offshore Stock Purchase Agreement with a British Virgin Islands corporation to sell 5,000,000 shares of the Company's common stock at prices equal to 20% of the bid price on the day of sale. The Company has sold 912,540 shares for $128,164 under this agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's former principal independent accountant from September 1, 2000 to October 1, 2002 was Comiskey & Company, P.C., 789 Sherman Street, Suite 440, Denver, Colorado 80203. Comiskey & Company, P.C. ("Comiskey") resignation as the principal independent accountant for the Company resulted from a mutual business decision made by the respective management of Comiskey and the Company that it would be in the best interests of the Company to engage the services of an independent accountant, which provides services to developmental companies. Subsequently, on October 2, 2002, management of the Company engaged the accounting firm of AJ. Robbins, P.C. as the Company's independent auditors. The decision to change accountants was approved by the Board of Directors.

     During the Company's two most recent fiscal years and any subsequent interim period preceding the resignation of Comiskey, there were no disagreements with Comiskey which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Comiskey, would have caused Comiskey to make reference to the subject matter of the disagreements in connection with its reports. The reports of Comiskey & Company, P.C., for each of the fiscal years ended December 31, 2001 and 2000 were qualified reports in that adverse financial conditions identified by the accountants "raise[d] substantial doubt about the Company's ability to continue as a going concern." Further, the reports stated that "[t]he financial statements do not include any adjustments that might result from the outcome of this uncertainty." The adverse financial conditions identified by Comiskey & Company, P.C., consisted of net losses, working capital deficiencies, and net worth deficiencies in the respective fiscal years covered by the reports.

     Except as described in the immediately preceding paragraph, the reports of Comiskey did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     On October 2, 2002, the board of directors of the Company approved and authorized the engagement of AJ. Robbins, P.C., Certified Public Accountants, 216 Sixteenth Street, Suite 600, Denver, Colorado 80202 as the principal independent accountant for the Company. The Company's principal independent accountants have not provided an adverse opinion nor disclaimer of opinion to the Company's financial statements for fiscal year ended December 31, 2002, nor have they modified their opinion as to audit scope or accounting principles.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

Name                           Age          Position with the Company
----                           ---          -------------------------

Thomas E. Sawyer               54           Director and President/Treasurer
                                            and Chief Executive Officer

Tony A. Cranford               50           Director and Vice
                                            President/Secretary

     THOMAS E. SAWYER has been a Director, the President/Treasurer and Chief Executive Officer of the Company since January 10, 1996 (inception). Mr. Sawyer received accreditation from the University of Nevada at Reno for Table Game Management. Mr. Sawyer was also the owner and president of Colorado West Metal Studs & Drywall, Inc., which was a successful contracting business. This business was instrumental in the development of large projects located in major ski resorts within the State of Colorado. Over the past ten years, Mr. Sawyer has established a career within the gaming industry ranging from a dealer at game tables to serving as an assistant general manager and a table game manager at casinos located in Blackhawk, Colorado. Mr. Sawyer has developed products, conducted analysis and created marketing strategies relating to internal controls for table game accounting, cheating and detection controls, and other protection controls, all of which have resulted in the operation of successful casinos. Mr. Sawyer also possesses key gaming licenses that require passing extensive background checks relating to personal and financial information. He attends on an annual basis many conferences, such as the World Gaming Conference held in Las Vegas, Nevada, and the National Indian Gaming Conference.

     TONY A. CRANFORD has been the Vice President/Secretary and a Director of the Company since January 10, 1996 (inception). Prior to working in the gaming industry, Mr. Cranford was involved in the entertainment business for a period of twenty-four years. Over the past fourteen years, Mr. Cranford has established a career within the gaming industry and recently resigned as a table game manager from the Lodge Casino in Blackhawk, Colorado. The Lodge Casino is well-known in Colorado for its table games. Mr. Cranford was responsible for setting up all internal controls, hiring personnel, including dealers and floor supervisors. He also established and arranged all table game areas and games. Mr. Cranford owned and operated a successful bingo hall in Texas from 1986 to 1990. Mr. Cranford was one of the inventors of the Pro-Shuffle, which is a patented multi-deck card shuffler. Mr. Cranford also possesses key gaming licenses that require passing extensive background checks relating to personal and financial information. He attends on an annual basis many conferences such as the World Gaming Conference and the National Indian Gaming Conference.

     The directors of the Company serve until their respective successor takes office or until death, resignation or removal. The executive officers serve at the pleasure of the Board of Directors of the Company.

     Involvement in Legal Proceedings/Personal Bankruptcy

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

     Audit Committee Financial Expert

     As of the date of this Annual Report, the Board of Directors of the Company has determined that the Company does not have an audit committee financial expert nor does the Company have an audit committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2002.

EXECUTIVE COMPENSATION

     As of the date of this Annual Report, none of the directors or officers of the Company are compensated for their roles as directors or executive officers. However, as of the date of this Annual Report, Messrs. Sawyer and Cranford derive remuneration from the Company as compensation for day to day management. Mr. Sawyer, the President and Chief Executive Officer of the Company, currently receives from the Company $3,000 bi-weekly. As of the date of this Annual Report, the Company has paid approximately $24,000 to Mr. Sawyer. Mr. Cranford, the Executive Vice President and Secretary of the Company, currently receives from the Company $3,000 bi-weekly. As of the date of this Annual Report, the Company has paid approximately $24,000 to Mr. Cranford.See "Summary Compensation Table" below.

     Moreover, prior to the Sawyer Assignment Agreement, Mr. Sawyer marketed and distributed Bonus 6 to casinos within the State of Colorado for which he receives a 40% commission on gross revenues generated from the sale or lease of Bonus 6 to these casinos on a monthly basis. During fiscal year 2002, Mr. Sawyer received $4,480 in such commissions.

     Officers and directors of the Company may be reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. As of the date of this Annual Report, none of the officers or directors are party to employment agreements with the Company. The Company presently has no pension, health, annuity, insurance, profit sharing or similar benefit plans.

     Summary Compensation Table

                               Annual Compensation        Awards       Payouts
                             ---------------------    -------------  -----------
                                $      $       $       $       #       $     $
Name and Position            Salary  Bonus   Other    RSA   Options  LTIP  Other
-----------------            ------  -----   -----    ---   -------  ----  -----

Thomas E. Sawyer       1999      0    0        0       0         0     0      0
Pres./Director         2000      0    0        0       0         0     0      0
                       2001      0    0        0       0         0     0      0
                       2002 39,000    0     $4,480*    0         0     0      0

Tony A. Cranford       1999      0    0        0       0         0     0      0
Executive V.P./Secr.   2000      0    0        0       0         0     0      0
and Director           2001      0    0        0       0         0     0      0
                       2002 39,000    0        0       0         0     0      0

     *Pursuant to the Sawyer Assignment Agreement, Mr. Sawyer retained the distribution rights to market and sell/lease marketed and distributed Bonus 6 to casinos within the State of Colorado for which he receives a 40% commission on gross revenues generated from the sale or lease of Bonus 6 to these casinos on a monthly basis. During fiscal year 2002, Mr. Sawyer received $4,480 in such commissions.

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

--------------------------------------------------------------------------------
Title of Class     Name and Address                Amount and Nature    Percent
                   of Beneficial Owner                  of Class        of Class
--------------------------------------------------------------------------------
                                                           (1)(2)(3)(4)
Common Stock      Thomas E. Sawyer                     6,395,750         35.20%
                  3101 Riverside Drive
                  Idaho Springs, CO 80452

                                                           (1)(2)(3)(5)
Common Stock      Tony A. Cranford                     7,093,350         39.04%
                  12252 W. Chenango Drive
                  Morrison, CO 80465

Common Stock      Officers and directors as a         13,489,100         74.24%
                  Group (2)

--------------------------------------------------------------------------------

     (1) On September 16, 1998, Tony A. Cranford and Thomas E. Sawyer each exchanged their previously owned 10,200 shares of common stock, respectively, for 38,000 shares of Preferred Stock, respectively, for a total of 76,000 shares of Preferred Stock issued and outstanding.

          The provisions of the Articles of Incorporation provided that each share of Preferred Stock had the voting rights equivalent to 500 shares of Common Stock as if converted and, that after September 16, 1998, each share of Preferred Stock may be converted into such 500 shares of Common Stock. On January 23, 2001, both Thomas E. Sawyer and Tony A Cranford elected to convert their 38,000 shares of Preferred Stock into 7,600,000 shares of Common Stock, respectively, at the rate of one share of Preferred Stock for 200 shares of Common Stock, for a total of 15,200,000 shares of Common Stock.

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

     (4) As of the date of this Annual Report, Mr. Sawyer has gifted approximately 1,190,250 shares of restricted Common Stock and has sold 14,000 shares of restricted Common Stock pursuant to private sales, resulting in 6,395,750 shares of Common Stock held of record.

     (5) As of the date of this Annual Report, Mr. Cranford has gifted approximately 358,150 shares of restricted Common Stock and has sold 148,500 shares of restricted Common Stock pursuant to private sales, resulting in 7,093,350 shares of Common Stock held of record.

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

     As of the date of this Annual Report, Mr. Cranford has not received any payments from the Company and has agreed to extend such payment date to June 30, 2003. Management has not determined the manner of payment to be made to Mr. Cranford and may not make such determination until the Company is adequately funded and several Bet the House games have been successfully marketed generating revenues.

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

     With the exception of the above-described agreements, as of the date of this Annual Report, the Company has not entered into any other contractual arrangements with related parties. The Board of Directors believes that the terms of each of the above-described agreements is as favorable to the Company as it would expect to negotiate with unaffiliated third parties, and that consummation of such agreements is in the best interests of the Company and its shareholders. The Board of Directors of the Company has not, however, adopted or approved any policy regarding possible future transactions with related third parties.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     None.

(b) Reports.

     Report on Form 8-K filed on October 7, 2002 regarding Item 4. Changes in Registrant's Certifying Accountant.

ITEM 14. CONTROLS AND PROCEDURES

     The Company, under the supervision of the President, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within ninety (90) days of the filing date of this Annual Report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. There have been no significant changes in the Company's controls subsequent to the evaluation date.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TEN STIX INC.


Dated: April 15, 2003                    By: /s/ Tom Saywer
                                         ---------------------------------------
                                                 Tom Sawyer, President
                                                 and Chief Executive Officer

                                 TEN STIX INC.
                              3101 Riverside Drive
                         Idaho Springs, Colorado 80452
                                 (303) 567-0163

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report on Form 10-KSB for fiscal year ended December 31, 2002 of Ten Stix Inc., a Colorado corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, Thomas E. Sawyer, President and Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. I, Thomas E. Sawyer, have reviewed and read this Annual Report on Form 10-KSB;

     2. To the best of my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. To the best of my knowledge, the financial statements and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its subsidiary, is made known to us by others, particularly during the period in which this Annual Report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          (c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Company's auditors and board of directors performing the equivalent functions of an audit committee:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                           /s/ Thomas E. Sawyer
                                           -------------------------------------
                                           Thomas E. Sawyer, President and Chief
                                           Executive Officer