Form 10QSB
period 2003-03-31
TEN STIX INC
filed 2003-05-15
CIK 1075993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

         Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of May 10, 2003
-----                                       -----------------------------------
Common Stock, $0.001 par value                          19,083,228

Transitional Small Business Disclosure Format (check one)

         Yes              No      X

PART I.  FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

            BALANCE SHEETS AS OF MARCH 31, 2003                             2

            STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
            MARCH 31, 2003 AND 2002                                         3

            STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
            MARCH 31, 2003 AND 2002                                         4

            NOTES TO FINANCIAL STATEMENTS                                   5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           6

ITEM 3. CONTROLS AND PROCEDURES                                            15

PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS                                            16

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                    16

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES                              16

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          16

      ITEM 5. OTHER INFORMATION                                            16

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             16

SIGNATURES                                                                 16


PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 TEN STIX, INC.
                                  BALANCE SHEET

                                                                    March 31, 2003
                                                                    --------------
                                                                      (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash                                                             $    14,808
     Accounts Receivable                                                    4,500
     Inventory                                                              2,774
                                                                      -----------

                    Total Current Assets                                   22,082
                                                                      -----------

EQUIPMENT, at cost, net                                                   165,783

INVENTORY, non-current                                                     52,699

LOAN RECEIVABLE - STOCKHOLDER                                               8,500

PURCHASE OPTIONS                                                            7,500

INTANGIBLE ASSETS, net                                                     83,825

GAME RIGHTS                                                               162,100
                                                                      -----------

                                                                      $   502,489
                                                                      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                            $    28,309
     Accounts payable, related party                                       30,000
     Notes payable                                                        235,443
     Notes payable, stockholders                                           69,000
                                                                      -----------

                    Total Current Liabilities                             362,752
                                                                      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred A stock, $.001 par value, 100,000 shares authorized;
       96 shares issued and outstanding                                         1
     Common stock, $.001 par value, 500,000,000 shares
       authorized; 19,083,228 issued and outstanding                       19,083
     Additional paid-in capital                                         1,102,118
     Accumulated (deficit)                                               (981,465)
                                                                      -----------

                    Total Stockholders' Equity                            139,737
                                                                      -----------

                                                                      $   502,489
                                                                      ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                 TEN STIX, INC.
                            STATEMENTS OF OPERATIONS

                                                  For the Three   For the Three
                                                   Months Ended    Months Ended
                                                  March 31, 2003  March 31, 2002
                                                  --------------  --------------
                                                    (Unaudited)     (Unaudited)
REVENUES:
      Lease income                                 $     26,754    $     18,800
                                                   ------------    ------------

EXPENSES:
      Selling, general and administrative               108,081          21,243
      Depreciation                                       12,243          11,329
      Amortization                                        2,711           3,404
                                                   ------------    ------------

             Total Expenses                             123,035          35,976
                                                   ------------    ------------

OPERATING (LOSS)                                        (96,281)        (17,176)
                                                   ------------    ------------

OTHER INCOME (EXPENSE):
      Interest expense                                   (3,794)           --
                                                   ------------    ------------

NET (LOSS)                                         $   (100,075)   $    (17,176)
                                                   ============    ============


NET (LOSS) PER SHARE, BASIC AND DILUTED            $      (0.01)              *
                                                   ============    ============

Weighted average number of
    common shares outstanding, basic and diluted     18,983,495      17,659,888
                                                   ============    ============


*Less than $.01 per share



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                TEN STIX, INC.
                                          STATEMENTS OF CASH FLOWS

                                                                              For the Three      For the Three
                                                                              Months Ended        Months Ended
                                                                              March 31,2003      March 31, 2002
                                                                              -------------      --------------
                                                                               (Unaudited)         (Unaudited)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net (loss)                                                                      $(100,075)         $ (17,176)
Adjustments to reconcile net (loss) to net cash from operating activities:
              Depreciation and amortization                                        14,954             14,733
              Amortization of debt discounts                                        3,780               --
              Contributed services provided at no charge                             --                3,750
              Purchase Options Expired                                             12,000               --
              Changes in assets and liabilities:
              Inventory                                                              (751)              --
              Accounts receivable                                                  (4,500)               320
              Accounts payable and accrued expenses                                (6,345)              --
                                                                                ---------          ---------

                          Net Cash Provided (Used) by Operating Activities        (80,937)             1,627
                                                                                ---------          ---------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
              Payments on notes payable                                           (38,491)            (2,014)
              Proceeds from issuance of common stock                              128,165               --
              Proceeds from issuance of preferred stock                              --                  500
              Payment on loans from stockholders                                   (2,000)              --
                                                                                ---------          ---------

                          Net Cash Provided (Used) by Financing Activities         87,674             (1,514)
                                                                                ---------          ---------

INCREASE (DECREASE) IN CASH                                                         6,737                113

Cash and Cash Equivalents at Beginning of Period                                    8,071                307
                                                                                ---------          ---------

Cash and Cash Equivalents at End of Period                                      $  14,808          $     420
                                                                                =========          =========


                                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                    4

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

In the opinion of management, the unaudited interim financial statements for the three months ended March 31, 2003 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB of the year ended December 31, 2002.

Certain amounts in the prior period's financial statements have been reclassified for comparative purposes to conform to the current year presentation.

NOTE 2 - PURCHASE OPTIONS

The Company did not exercise their option to purchase the video rights for "Bonus 6 Stud Poker"; therefore, the $12,000 cost was expensed during the quarter.

NOTE 3 - NOTES PAYABLE

During January 2003 the Company paid the remaining balance due on an $80,000 promissory note due to an individual, at which time the Company was required to begin making payments on a $220,000 note payable. The Company paid $28,177 in accordance with the terms of the note.

NOTE 4 - STOCKHOLDERS' EQUITY

The Company sold 912,540 shares of common stock for $128,165 under an Offshore Stock Purchase Agreement the Company entered into with a British Virgin Islands corporation. Under the agreement, the Company agreed to sell 5,000,000 shares of the Company's common stock at prices equal to 20% of the bid price on the day of sale.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

     During the three-month period ended March 31, 2003, the Company generated approximately $26,754 in revenues from the lease of its gaming products. Management of the Company believes that the Company will continue to generate such revenues. Management further believes that there are certain material factors applicable to all of the Company's products relevant to the generation of revenues which include, but are not limited to, the following: (i) adequate capital required to fund operational expenses, which directly and adversely affects travel associated with the market and distribution of products; and (ii) state approval of the specific game being marketed. Together with the specific material factors listed under the description of each gaming product, management believes that all such material factors have been disclosed pertaining to the timing of bringing each product to market and commencement of generation of revenues.

     Management of the Company believes that future sales of Ten to Win and related products to the casinos in the State of Colorado will be an important but limited line of business for the Company for the next several years. Management, therefore, intends to pursue the marketplaces of several other primary states. It is anticipated that the Company will derive its revenues principally from the marketing and sale of Ten to Win and other related products to casinos generally located in the States of California, Colorado, Kansas, New Mexico, Nevada, South Dakota, Mississippi, Arizona and Wisconsin. In general, the marketing of Ten to Win and the Company's other gaming products will involve implementation of either a sales agreement or a leasing arrangement with a third party.

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

--------------------------------------------------------------------------------
                                         States and Status of
Gaming Product                            Regulatory Approval
--------------------------------------------------------------------------------

                                CA    CO   KN    NM    NV     SD   WI

Ten to Win                      (1)        (3)   (1)   (2)    PA   PA(4)
--------------------------------------------------------------------------------

ShotGun 21                      (1)   PA(5)(3)   (1)   (2)    (3)   Not
                                                                   Legal
--------------------------------------------------------------------------------

Bet the House                   (1)   PA   PA    (1)   (2)    PA    Not
                                                                   Legal
--------------------------------------------------------------------------------

Bonus 6                         (1)   A    A     (1)   (2)    A     Not
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
                                                                   Legal
--------------------------------------------------------------------------------

Catalina Dice                   Not   Not  (3)   (1)   (2)    Not   Not
                               Legal Legal                   Legal Legal
--------------------------------------------------------------------------------

Pro Shuffle                     (6)   (6)  (6)   (6)   (6)    (6)   (6)
--------------------------------------------------------------------------------
PA = Pending Approval
A = Approved

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

     Under the terms of the Asset Purchase Agreement, the Company assumed (i) on the part of Summit a liability to Xpectra of up to an aggregate amount of $110,000.00 related to approximately forty-two updated Pro Shuffle devices and parts; and (ii) two liabilities owed by Summit to Jerry Delferro and Dick Stewart in the approximate amount of $3,000.00, respectively. Pursuant to further terms of the Asset Purchase Agreement, the Company agreed to (i) pay the amount of $300,000.00 to Summit as evidenced by the execution of two promissory notes, one payable to Summit in the amount of $220,000.00 and the other payable to Michael Humecki in the amount of $80,000.00; and (ii) surrender to Summit all of the shares of common stock of Summit held of record by Mr. Sawyer and Mr. Cranford, respectively (an approximate 10% equity interest each). During fiscal year 2002 and as of the date of this Quarterly Report, the Company has paid $80,000 plus interest to Mr. Humecki and the promissory note is deemed paid in full. During March 2003, the Company paid to Summit the amount of $28,177.40.

     Management of the Company negotiated a settlement of the liability due and owing to Xpectra. During fiscal year 2002, the Company paid $15,000 as settlement of the aggregate liability due to Xpectra and $6,0000 to Messrs. Delferro and Stewart.

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

     As of the date of this Quarterly Report, the marketing and sale of the Pro Shuffle generates approximately $4,050 in monthly revenue.

RESULTS OF OPERATION

Three-Month Period Ended March 31, 2003 Compared to Three-Month Period Ended March 31, 2002

     The Company's net loss for the three-month period ended March 31, 2003 was approximately ($100,075) compared to a net loss of approximately ($17,176) for the three-month period ended March 31, 2002 (an increase of $82,899).

     Total revenue for the three-month periods ended March 31, 2003 and 2002 were $26,754 and $18,800, respectively (an increase of $7,954). Total revenue generated during the three-month periods ended March 31, 2003 and 2002 was comprised of lease income. The increase in revenue during the three-month period ended March 31, 2003 was primarily due to an increase in the number of gaming products and shufflers leased to casinos.

     During the three-month period ended March 31, 2003, the Company incurred operating expenses of $123,035 compared to $35,976 of operating expenses incurred during the three-month period ended March 31, 2002 (an increase of $87,059). Operating expenses for the three-month period ended March 31, 2003 primarily consisted of: (i) $108,081 as selling, general and administrative expenses compared to $21,243 as selling, general and administrative expenses incurred during the three-month period ended March 31, 2002; (ii) $12,243 as depreciation expense compared to $11,329 as depreciation expense incurred during the three-month period ended March 31, 2002; and (iii) $2,711 as amortization expense compared to $3,404 as amortization expense incurred during the three-month period ended March 31, 2002. The Company also incurred $3,794 as interest expense during the three-month period ended March 31, 2003 as compared to $-0- incurred during the three-month period ended March 31, 2002. The increase in operational expenses during the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002 was primarily due to an increase in selling, general and administrative expenses resulting from an operational emphasis on and increased scale and scope of overall corporate activity pertaining to the marketing and distribution of the Company's gaming products (which was primarily attributable to an increase in salaries, professional fees and travel expenses).

     As discussed above, although the Company generated revenues in the amount of $26,754 during the three-month period ended March 31, 2003, the increase in net loss during such period compared to the three-month period ended March 31, 2002 is attributable primarily to a substantial increase in the selling, general and administrative expenses. The Company's net loss during the three-month period ended March 31, 2003 was approximately ($100,075) or ($0.01) per common share compared to a net loss of approximately ($17,176) or ($0.00) per common share during the three-month period ended March 31, 2002. The weighted average of common shares outstanding was 18,983,495 for the three-month period ended March 31, 2003 compared to 17,659,888 for the three-month period ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     As of the date of this Quarterly Report, management of the Company believes that an estimated $500,000 is required over the next fiscal year for payment of expenses associated with the ongoing business operations of the Company. The Company generated $26,754 in total revenue during the three-month period ended March 31, 2003 and $18,800 in total revenue during the three-month period ended March 31, 2002. Management anticipates that overall generation of revenues will continue to increase on an annual basis based on existing contracts and marketability of its gaming products. Management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to successfully generate revenues from the marketing of its gaming products and to obtain advances from certain investors and related parties, as necessary.

     The Company has only recently generated sufficient cash flow to partially fund its operations and activities. The Company may experience a liquidity crisis and be required to raise additional capital. Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of its stock or through loans from private investors, although there can be no assurance that the Company will be able to obtain such financing. The Company's future success and viability are primarily dependent upon the ability of the Company's current management to (i) strengthen and increase its customer base by enhancing the marketability of its products, and (ii) increase the number of customers and expand into additional markets. Management is optimistic that the Company will be successful in its capital raising efforts. There can be no assurance, however, that the Company will be able to continue to successfully distribute and market its gaming products and to raise additional capital. The Company's failure to do so would have a material and adverse affect upon the Company and its shareholders.

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should the Company be unable to continue in operations.

For Three-Month Period Ended March 31, 2003

     As of March 31, 2003, the Company's current assets were $22,082 and its current liabilities were $362,752, resulting in a working capital deficit of $340,670. As of March 31, 2003, current assets were comprised of (i) $14,808 in cash; (ii) $4,500 in accounts receivable; and (iii) $2,774 in inventory.

     As of March 31, 2003, current liabilities were comprised of (i) $235,443 in notes payable; (ii) $69,000 in notes payable to stockholders; (iii) $30,000 in accounts payable to related party; and (iv) $28,309 in accounts payable and accrued expenses.

     As of March 31, 2003, the Company's total assets were $502,489 and its total liabilities were $362,752. As of March 31, 2003, the Company's total assets exceeded its total liabilities by $139,737. As of March 31, 2003, the Company's total assets consisted primarily of (i) $22,082 in current assets;
(ii) $165,783 in net cost equipment; (iii) $83,825 net cost of intangible assets; (iv) $162,100 in valuation of game rights; (v) $52,699 in non-current inventory; (vi) $8,500 in loan receivable from shareholder; and (vii) $7,500 in purchase options. As of March 31, 2003, the Company's total liabilities consisted primarily of $362,752 in current liabilities.

     Stockholders' equity increased from $111,647 for fiscal year ended December 31, 2002 to $139,737 for the three-month period ended March 31, 2003.

     For the three-month period ended March 31, 2003, net cash flows used by operating activities was ($80,937) compared to net cash flows provided by operating activities of $1,627 for the three-month period ended March 31, 2002. The increase in net cash flows used by operating activities during the three-month period ended March 31, 2003 compared to the three-month period ended march 31, 2002 resulted primarily from (i) a net loss of ($100,075) incurred during the three-month period ended March 31, 2003 compared to a net loss of ($17,176) incurred during the three-month period ended March 31, 2002; (ii) an increase in accounts payable and accrued expenses to ($6,345) during the three-month period ended March 31, 2003 compared to $-0- during the three-month period ended March 31, 2002; and (iii) an increase in accounts receivable to ($4,500) during the three-month period ended March 31, 2003 compared to $-0-during the three-month period ended March 31, 2002.

     For the three-month period ended March 31, 2003, net cash flows provided by financing activities was $87,674 compared to net cash flows used by financing activities of ($1,514) for the three-month period ended March 31, 2002. The increase during the three-month period ended March 31, 2003 was primarily attributable to $128,165 in proceeds from issuance of common stock.

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

     Asset Purchase Agreement. A significant and estimated material commitment for the Company for fiscal year 2003 is the amount of $300,000.00 due and owing under the terms of an asset purchase agreement entered into with Summit International Group, Inc. dated May 1, 2001 (the "Asset Purchase Agreement"). Pursuant to the terms of the Asset Purchase Agreement, the Company agreed to pay the amount of $300,000.00, as evidenced by the execution of two promissory notes. The first promissory note dated May 1, 2001 was in the amount of $80,000.00 and was payable to Michael Humecki (the "Humecki Promissory Note"). As of the date of this Quarterly Report, the Company has paid the Humecki Promissory Note in full.

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

     As of the date of this Quarterly Report, the Company has paid Summit an amount of $28,177.40 under the terms of the Summit Promissory Note.

     Loans from Shareholders. A significant and estimated material commitment for the Company for fiscal year 2003 is the amount of $69,000.00 due and owing certain shareholders of the Company. Certain shareholders of the Company previously advanced an aggregate of $69,000.00 to the Company pursuant to notes payable. The terms of the notes payable provide that the notes are payable upon demand, are non-interest bearing, and may be converted into an undetermined number of shares of the Company's restricted common stock

PLAN OF OPERATION

Funding

     As of the date of this Quarterly Report, the Company is engaged in an offering pursuant to which it intends to raise an aggregate of $1,000,000. In accordance with the terms and provisions of the Private Placement Memorandum, the Company will offer and sell 4,000 shares of Series A Convertible Preferred Stock at $250.00 per share. Each share of Series A Convertible Preferred Stock will be convertible into five hundred shares of restricted common stock at any time after December 31, 2001. The Series A Convertible Preferred Stock will be senior to the common stock with respect to dividends and upon liquidation, dissolution or winding up. The securities will not be registered under the 1933 Securities Act and will therefore be offered pursuant to an exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the 1933 Securities Act. As of the date of this Quarterly Report, the Company has sold and issued 96 shares of Series A Convertible Preferred Stock to nineteen investors for aggregate proceeds of $24,000.

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

     As of the date of this Quarterly Report, the Company is engaged in a Regulation S offering pursuant to which it intends to sell up to 5,000,000 shares of its restricted common stock to non-U.S. residents at a purchase price of twenty percent (20%) of the bid price per share as quoted on the OTC Bulletin Board on the date of sale execution. The securities are not registered under the Securities Act and are therefore being offered pursuant to an exemption from registration provided by Section 4(2) and Regulation S of the Securities Act. As of the date of this Quarterly Report, the Company has received $128,164 in gross proceeds and has issued approximately 912,540 shares of its restricted common stock to twenty investors.

     Management intends to use net proceeds received from the offerings for the Company's capital requirements, which consist primarily of marketing, advertising and travel expenses and professional fees.

     Based upon a twelve-month plan proposed by management, it is anticipated that the Company's operational work plan will require approximately $500,000 of financing designed to fund the general business operations. As of the date of this Quarterly Report, the Company does not have any material commitments other than those described above nor does management anticipate any further material commitments within the next twelve months. It is anticipated that any expenditures to be incurred by the Company will be operational. Management anticipates that a substantial portion of the initial budget of $500,000 for the twelve-month work plan, which includes such expenditures, will be funded pursuant to public or private offerings, including the private placement offering described above under Regulation D, Rule 506 and Regulation S, of its debt or equity securities and future advancements. The Company may not be able to raise such funds and, therefore, the successful marketing of its products may not be accomplished.

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

OFF-BALANCE SHEET ARRANGEMENTS

     As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. CONTROLS AND PROCEDURES

     (a) The Company, under the supervision of the President, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within ninety (90) days of the filing date of this Quarterly Report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. There have been no significant changes in the Company's controls subsequent to the evaluation date.

     (b) There were no significant changes in the Company's internal control or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No report required.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     99.1 Certification Pursuant to 18 U.S.C. Section 1350.
     99.2 Certification Pursuant to 18 U.S.C. Section 1350.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TEN STIX INC.

Dated: May 15, 2003                      By: /s/ Thomas E. Sawyer
                                         ------------------------
                                         Thomas E. Sawyer, President/
                                         Treasurer/Chief Executive Officer


Dated: May 15, 2003                      By: /s/ Tony A. Cranford
                                         ------------------------
                                         Tony A. Cranford, Vice President