Form 10QSB
period 2003-06-30
TEN STIX INC
filed 2003-08-22
CIK 1075993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

         Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                          Outstanding as of August 1, 2003
-----                                          --------------------------------
Common Stock, $0.001 par value                            19,123,228

Transitional Small Business Disclosure Format (check one)

         Yes              No      X

PART I.  FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

            BALANCE SHEETS AS OF JUNE 30, 2003                              2

            STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
            JUNE 30, 2003 AND 2002                                          3

            STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
            JUNE 30, 2003 AND 2002                                          4

            NOTES TO FINANCIAL STATEMENTS                                   5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           6

ITEM 3. CONTROLS AND PROCEDURES                                            15

PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS                                            16

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                    16

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES                              16

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          16

      ITEM 5. OTHER INFORMATION                                            16

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             16

SIGNATURES                                                                 16

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 TEN STIX, INC.
                                  Balance Sheet


                                     ASSETS
                                     ------
                                                                     June 30,
                                                                       2003
                                                                    -----------
                                                                    (Unaudited)
CURRENT ASSETS

   Cash                                                             $     5,680
   Accounts receivable                                                    4,500
   Inventory                                                              2,777
                                                                    -----------

     Total Current Assets                                                12,957
                                                                    -----------

EQUIPMENT, AT COST, NET                                                 155,358
                                                                    -----------

OTHER ASSETS

   Inventory, non-current                                                52,699
   Stockholders advances                                                  5,496
   Purchase options                                                       7,500
   Intangible assets, net                                                81,114
   Game rights                                                          162,100
                                                                    -----------

     Total Other Assets                                                 308,909
                                                                    -----------

     TOTAL ASSETS                                                   $   477,224
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

   Accounts payable and accrued expenses                            $    35,898
   Accounts payable - related party                                      68,815
   Notes payable                                                        230,669
   Notes payable, stockholders                                           69,000
                                                                    -----------

     Total Current Liabilities                                          404,382
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred A stock, $.001 par value, 100,000 shares authorized;
    96 shares issued and outstanding                                          1
   Common stock; $.001 par value, 500,000,000 shares authorized;
    19,123,228 issued and outstanding                                    19,123
   Additional paid-in capital                                         1,121,077
   Accumulated deficit                                               (1,067,359)
                                                                    -----------

     Total Stockholders' Equity                                          72,842
                                                                    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   477,224
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.


                                           TEN STIX, INC.
                                      Statements of Operations
                                             (Unaudited)


                                          For the Six Months Ended       For the Three Months Ended
                                                   June 30,                        March 31,
                                         ----------------------------    ----------------------------
                                             2003            2002            2003            2002
                                         ------------    ------------    ------------    ------------
REVENUE
   Net sales                             $     48,750    $     30,856    $     21,996    $     12,056
                                         ------------    ------------    ------------    ------------

EXPENSES

   Selling, general and administrative        196,418          39,837          88,337          23,855
   Depreciation                                24,293          22,658          12,050          11,329
   Amortization                                 5,422           6,808           2,711           3,404
                                         ------------    ------------    ------------    ------------

     Total Expenses                           226,133          69,303         103,098          38,588
                                         ------------    ------------    ------------    ------------

OPERATING LOSS                               (177,383)        (38,447)        (81,102)        (26,532)
                                         ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

   Interest expense                            (8,586)        (10,170)         (4,792)         (4,909)
   Other income                                  --             8,671            --             8,671
                                         ------------    ------------    ------------    ------------

       Total Other Income (Expense)            (8,586)         (1,499)         (4,792)          3,762
                                         ------------    ------------    ------------    ------------

NET LOSS                                 $   (185,969)   $    (39,946)   $    (85,894)   $    (22,770)
                                         ============    ============    ============    ============

BASIC LOSS PER SHARE                     $      (0.01)   $      (0.00)   $      (0.01)   $      (0.00)
                                         ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 19,003,495      17,659,488      19,023,495      17,659,888
                                         ============    ============    ============    ============


             The accompanying notes are an integral part of these financial statements.


                                 TEN STIX, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                        For the Six Months Ended
                                                                 June 30,
                                                        ------------------------
                                                            2003         2002
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                              $(185,969)   $ (39,946)
   Adjustments to receivable net loss to net cash
    from operating activities:
     Depreciation and amortization                          29,715       29,466
     Amortization of debt discounts                          7,580         --
     Contributed services provided at no charge               --          7,500
     Purchase options expired                               12,000         --
   Changes in assets and liabilities:
       Accounts receivable                                  (4,500)         320
       Inventory                                              (754)        --
       Accounts payable and accrued expenses                 1,244        1,600
       Stockholder advances                                  3,004         --
                                                         ---------    ---------

       Net Cash Used by Operating Activities              (137,680)      (1,060)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                 (1,625)        --
                                                         ---------    ---------

       Net Cash Used by Investing Activities                (1,625)        --
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from related party accounts payable             38,815         --
   Payments on notes payable                               (47,065)        --
   Proceeds from issuance of common stock                  147,164         --
   Proceeds from issuance of preferred stock                  --            500
   Payment on loans from stockholders                       (2,000)         476
                                                         ---------    ---------

       Net Cash Provided by Financing Activities           136,914          976
                                                         ---------    ---------

INCREASE (DECREASE) IN CASH                                 (2,391)         (84)

CASH AT BEGINNING OF PERIOD                                  8,071          307
                                                         ---------    ---------

CASH AT END OF PERIOD                                    $   5,680    $     223
                                                         =========    =========

SUPPLEMNETAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest paid                                         $   1,119    $    --
   Income tax paid                                       $    --      $    --


   The accompanying notes are an integral part of these financial statements.

                                        4

                                 TEN STIX, INC.
                        Notes to the Financial Statements
                             June 30, 2003 and 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - STOCKHOLDERS' EQUITY

     During the six months ended June 30, 2003 the Company sold 912,540 shares of common stock for $129,164 under an Offshore Stock Purchase Agreement the Company entered into with a British Virgin Islands corporation. Under the agreement, the Company agreed to sell 5,000,000 shares of the Company's common stock at prices equal to 20% of the bid price on the day of the sale.

     During the three months ended June 30, 2003, the Company sold 40,000 shares of restricted common stock for $18,000.

NOTE 3 - MATERIAL EVENT

     Pledged Stock
     -------------

     In June 2002, the President as well as the Vice President pledged 9,000,000 shares of their common stock as collateral on a note payable. The principal balance of the note payable is for $163,500 proceeds of which were lent to shareholders of the Company. The note is currently in default. No default notice has been given at this time.

     Collateral Loan Agreement and Promissory Note
     ---------------------------------------------

     On June 25, 2003, the Company signed a collateral loan agreement and promissory note with Mercatus & Partners, Ltd., a Cardiff, Wales Corporation. The loan is for a maximum of $1,200,000 to be distributed across multiple traunches. The term of the loan is for 5 years and bears interest at 5.5% per annum. Payments are to be made monthly depending on the principal amount of the loan which is outstanding. During the first 12 months of the note, the Company can elect to make interest only payments. The Company issued 5,725 shares of its convertible preferred stock on June 25,2003 as collateral for the anticipated 1st traunch of note proceeds. On July 1, 2003, the Company issued 8,588 shares of its convertible preferred stock as collateral for the anticipated 2nd traunch of note proceeds. The preferred shares are being held as collateral on the note and are not to be used by Mercatus unless there is a default on the note. Accordingly, the Company has not presented the preferred stock as issued and outstanding. Each shares of the Company's convertible preferred stock is convertible into 500 shares of common stock.

     On August 18, 2003, the Company entered into an agreement to purchase the "21 Draw Poker" patent from a 3rd party. The Company will pay the patent holder 10,000 shares of restricted common stock valued at $1,700 or $0.17 per share for the option to purchase the patent. The option will be valid for a period of twelve months. The total purchase price will be a 12-month note payable of $3,000 and 5,000,000 shares of restricted common stock to be valued at the date the option is exercised.

NOTE 4 - SUBSEQUENT EVENTS

     On August 17, 2003, the Company entered into an agreement to purchase the "Go Fish" 21 patent from a 3rd party. The Company will pay the patent holder 50,000 shares of restricted common stock valued at $8,500 which is $0.17 per share for the option to purchase the patent. The share price is the closing price on August 15, 2003. The option will be valid for 12 months. The total purchase price will be a 12-month note for $10,000 and 5,000,000 shares of common stock to be valued on the date of the option exercise.

     On August 18, 2003, the Company entered into an agreement to purchase the "21 Draw Poker" patent from a 3rd party. The Company will pay the patent holder 10,000 shares of restricted common stock valued at $1,700 or $0.17 per share for the option to purchase the patent. The option will be valid for a period of twelve months. The total purchase price will be a 12-month note payable of $3,000 and 5,000,000 shares of restricted common stock to be valued at the date the option is exercised.

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

     During the six-month period ended June 30, 2003, the Company generated approximately $48,750 in revenues from the lease of its gaming products. Management of the Company believes that the Company will continue to generate such revenues. Management further believes that there are certain material factors applicable to all of the Company's products relevant to the generation of revenues which include, but are not limited to, the following: (i) adequate capital required to fund operational expenses, which directly and adversely affects travel associated with the market and distribution of products; and (ii) state approval of the specific game being marketed. Together with the specific material factors listed under the description of each gaming product, management believes that all such material factors have been disclosed pertaining to the timing of bringing each product to market and commencement of generation of revenues.

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

Option Contracts

     On August 17, 2003, the Company and John Delello entered into an option agreement (the ""Go Fish Option"), pursuant to which John Delello granted to the Company an option from August 17, 2003 through August 17, 2004 to acquire the ownership rights to the "Go Fish 21" patent. Pursuant to the terms of the Go Fish Option, the Company: (i) issued 50,000 shares of its restricted Common Stock to John Delello upon execution of the Go Fish Option; (ii) issued a promissory note in the amount of $10,000.00 to John Delello payable in the event the Company exercises its option rights under the Go Fish Option; and (iii) will further issue an additional 5,000,000 shares of its restricted Common Stock in the event the Company exercises its option rights under the Go Fish Option.

     On August 17, 2003, the Company and Phil Demarest entered into an option agreement (the "21 Draw Poker Option"), pursuant to which Phil Demarest granted to the Company an option from August 17, 2003 through August 17, 2004 to acquire the ownership rights to the "21 Draw Poker" patent. Pursuant to the terms of the 21 Draw Poker Option, the Company: (i) issued 10,000 shares of its restricted Common Stock to Phil Demarest upon execution of the 21 Draw Poker Option; (ii) issued a promissory note in the amount of $3,000.00 to Phil Demarest payable in the event the Company exercises its option rights under the 21 Draw Poker Option; and (iii) will further issue an additional 5,000,000 shares of its restricted Common Stock in the event the Company exercises its option rights under the 21 Draw Poker Option.`

     See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds".

RESULTS OF OPERATION

Six-Month Period Ended June 30, 2003 Compared to Six-Month Period Ended June 30, 2002

     The Company's net loss for the six-month period ended June 30, 2003 was approximately ($185,969) compared to a net loss of approximately ($39,946) for the six-month period ended June 30, 2002 (an increase of $146,023).

     Total revenue for the six-month periods ended June 30, 2003 and 2002 were $48,750 and $30,856, respectively (an increase of $17,894). Total revenue generated during the six-month periods ended June 30, 2003 and 2002 was comprised of lease income. The increase in revenue during the six-month period ended June 30, 2003 was primarily due to an increase in the number of gaming products and shufflers leased to casinos.

     During the six-month period ended June 30, 2003, the Company incurred operating expenses of $226,133 compared to $69,303 of operating expenses incurred during the six-month period ended June 30, 2002 (an increase of $156,830). Operating expenses for the six-month period ended June 30, 2003 primarily consisted of: (i) $196,418 as selling, general and administrative expenses compared to $69,303 as selling, general and administrative expenses incurred during the six-month period ended June 30, 2002; (ii) $24,293 as depreciation expense compared to $22,658 as depreciation expense incurred during the six-month period ended June 30, 2002; and (iii) $5,422 as amortization expense compared to $6,808 as amortization expense incurred during the six-month period ended June 30, 2002. The Company also incurred $8,586 as interest expense during the six-month period ended June 30, 2003 as compared to $10,170 incurred during the six-month period ended June 30, 2002. The increase in operational expenses during the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002 was primarily due to an increase in selling, general and administrative expenses resulting from an operational emphasis on and increased scale and scope of overall corporate activity pertaining to the marketing and distribution of the Company's gaming products (which was primarily attributable to an increase in salaries, professional fees and travel expenses).

     As discussed above, although the Company generated revenues in the amount of $48,750 during the six-month period ended June 30, 2003, the increase in net loss during such period compared to the six-month period ended June 30, 2002 is attributable primarily to a substantial increase in the selling, general and administrative expenses. The Company's net loss during the six-month period ended June 30, 2003 was approximately ($185,969) or ($0.01) per common share compared to a net loss of approximately ($39,946) or ($0.00) per common share during the six-month period ended June 30, 2002. The weighted average of common shares outstanding was 19,003,495 for the six-month period ended June 30, 2003 compared to 17,659,488 for the six-month period ended June 30, 2002.

Three-Month Period Ended June 30, 2003 Compared to Three-Month Period Ended June 30, 2002

     The Company's net loss for the three-month period ended June 30, 2003 was approximately ($85,894) compared to a net loss of approximately ($22,770) for the three-month period ended June 30, 2002 (an increase of $63,124).

     Total revenue for the three-month periods ended June 30, 2003 and 2002 were $21,996 and $12,056, respectively (an increase of $9,940). Total revenue generated during the three-month periods ended June 30, 2003 and 2002 was comprised of lease income. The increase in revenue during the three-month period ended June 30, 2003 was primarily due to an increase in the number of gaming products and shufflers leased to casinos.

     During the three-month period ended June 30, 2003, the Company incurred operating expenses of $103,098 compared to $38,588 of operating expenses incurred during the three-month period ended June 30, 2002 (an increase of $64,510). Operating expenses for the three-month period ended June 30, 2003 primarily consisted of: (i) $88,337 as selling, general and administrative expenses compared to $23,855 as selling, general and administrative expenses incurred during the three-month period ended June 30, 2002; (ii) $12,050 as depreciation expense compared to $11,329 as depreciation expense incurred during the three-month period ended June 30, 2002; and (iii) $2,711 as amortization expense compared to $3,404 as amortization expense incurred during the three-month period ended June 30, 2002. The Company also incurred $4,792 as interest expense during the three-month period ended June 30, 2003 as compared to $4,909 incurred during the three-month period ended June 30, 2002. The increase in operational expenses during the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002 was primarily due to an increase in selling, general and administrative expenses resulting from an operational emphasis on and increased scale and scope of overall corporate activity pertaining to the marketing and distribution of the Company's gaming products (which was primarily attributable to an increase in salaries, professional fees and travel expenses).

     As discussed above, although the Company generated revenues in the amount of $21,996 during the three-month period ended June 30, 2003, the increase in net loss during such period compared to the three-month period ended June 30, 2002 is attributable primarily to a substantial increase in the selling, general and administrative expenses. The Company's net loss during the three-month period ended June 30, 2003 was approximately ($85,894) or ($0.01) per common share compared to a net loss of approximately ($22,770) or ($0.00) per common share during the three-month period ended June 30, 2002. The weighted average of common shares outstanding was 19,023,495 for the three-month period ended June 30, 2003 compared to 17,659,888 for the three-month period ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     As of the date of this Quarterly Report, management of the Company believes that an estimated $500,000 is required over the next fiscal year for payment of expenses associated with the ongoing business operations of the Company. The Company generated $48,750 in total revenue during the six-month period ended June 30, 2003 and $30,856 in total revenue during the six-month period ended June 30, 2002. Management anticipates that overall generation of revenues will continue to increase on an annual basis based on existing contracts and marketability of its gaming products. Management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to successfully generate revenues from the marketing of its gaming products and to obtain advances from certain investors and related parties, as necessary.

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

For Six-Month Period Ended June 30, 2003

     As of June 30, 2003, the Company's current assets were $12,957 and its current liabilities were $404,382, resulting in a working capital deficit of $391,425. As of June 30, 2003, current assets were comprised of (i) $5,680 in cash; (ii) $4,500 in accounts receivable; and (iii) $2,777 in inventory.

     As of June 30, 2003, current liabilities were comprised of (i) $230,669 in notes payable; (ii) $69,000 in notes payable to stockholders; (iii) $68,815 in accounts payable to related party; and (iv) $35,898 in accounts payable and accrued expenses.

     As of June 30, 2003, the Company's total assets were $477,224 and its total liabilities were $404,382. As of June 30, 2003, the Company's total assets exceeded its total liabilities by $72,842. As of June 30, 2003, the Company's total assets consisted primarily of (i) $12,957 in current assets; (ii) $155,358 in net cost equipment; (iii) $81,114 net cost of intangible assets; (iv) $162,100 in valuation of game rights; (v) $52,699 in non-current inventory; (vi) $5,496 in loan receivable from shareholder; and (vii) $7,500 in purchase options. As of June 30, 2003, the Company's total liabilities consisted primarily of $477,224 in current liabilities.

     Stockholders' equity decreased from $139,737 for the three-month period ended March 31, 2003 to $72,842 for the six-month period ended June 30, 2003.

     For the six-month period ended June 30, 2003, net cash flows used by operating activities was ($137,680) compared to net cash flows used by operating activities of ($1,060) for the six-month period ended June 30, 2002. The increase in net cash flows used by operating activities during the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002 resulted primarily from (i) a net loss of ($185,969) incurred during the six-month period ended June 30, 2003 compared to a net loss of ($39,946) incurred during the six-month period ended June 30, 2002; (ii) an increase in purchase options expired to $12,000 during the six-month period ended June 30, 2003 compared to $-0- recorded during the six-month period ended June 30, 2002.

     For the six-month period ended June 30, 2003, net cash flows provided by financing activities was $136,914 compared to net cash flows provided by financing activities of ($976) for the six-month period ended June 30, 2002. The increase during the six-month period ended June 30, 2003 was primarily attributable to $147,164 in proceeds from issuance of common stock and $38,815 in proceeds from related party accounts payable.

     For the six-month period ended June 30, 2003, net cash flows used by investing activities was ($1,625) compared to $-0- during the six-month period ended June 30, 2002, resulting primarily from purchase of fixed assets.

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

     As of the date of this Quarterly Report, Mr. Cranford has not received any payments from the Company and has agreed to extend such payment date to September 30, 2003. Management has not determined the manner of payment to be made to Mr. Cranford and may not make such determination until the Company is adequately funded and several Bet the House games have been successfully marketed and generating revenues.

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

     Loans from Shareholders. A significant and estimated material commitment for the Company for fiscal year 2003 is the amount of $69,000.00 due and owing certain shareholders of the Company. Certain shareholders of the Company previously advanced an aggregate of $69,000.00 to the Company pursuant to notes payable. The terms of the notes payable provide that the notes are non-interest bearing, and may be converted into an undetermined number of shares of the Company's restricted common stock

PLAN OF OPERATION

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

     As of the date of this Quarterly Report, the Company has generated little revenue from operations, has a working capital deficit and a retained earnings deficit. Therefore, the Company has been deemed a "going concern" by its independent auditors, as noted in the financial statements attached hereto. There is substantial doubt that the Company will be able to retain its status as a "going concern", that is assumption of the continuity of operations of the Company in the absence of evidence to the contrary. Management believes that it can maintain its status as a "going concern" based on its ability to raise funds pursuant to future public and private offerings and to obtain advances and minimize operating expenses by not duplicating expenses or incurring needless expenses.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On June 25, 2003, the Company and Mercatus & Partners Ltd. ("Mercatus") entered into a collateral loan agreement and promissory note (the "Loan Agreement") pursuant to which Mercatus agreed to use it best efforts to provide the Company an aggregate loan in the maximum amount of $1,200,000 to be distributed across multiple tranches. Pursuant to the terms of the Loan Agreement, on June 25, 2003, the Company issued to Mercatus 5,725 shares of Class A Preferred Stock, and on July 1, 2003, the Company issued to Mercatus 8,588 shares of Class A Preferred Stock, which Class A Preferred Stock was issued as collateral. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2). As of the date of this Quarterly Report, the Company has not received any loan proceeds from Mercatus under the Loan Agreement.

(b) On August 17, 2003, the Company and John Delello ("Delello") entered into the Go Fish Option pursuant to which Delello granted to the Company an option from August 17, 2003 through August 17, 2004 to acquire the ownership rights from Delello to the Go Fish 21 patent. Pursuant to the terms of the Go Fish Option, the Company issued to Delello an aggregate of 50,000 shares of its restricted Common Stock. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act.

(c) On August 17, 2003, the Company and Phil Demarest ("Demarest") entered into the 21 Draw Poker Option pursuant to which Demarest granted to the Company an option from August 17, 2003 through August 17, 2004 to acquire the ownership rights from Demarest to the 21 Draw Poker patent. Pursuant to the terms of the 21 Draw Poker Option, the Company issued to Demarest an aggregate of 10,000 shares of its restricted Common Stock. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act.

     On approximately June 28, 2002, Thomas Sawyer and Tony Cranford entered into an agreement and understanding with Robert L. Stevens and Jodi K. Stevens (collectively, the "Debtors") and Rapid Funding LLC (the "Secured Party") pursuant to which the Debtors agreed to facilitate and effect the Secured Party's acquisition of a 51% controlling interest in the Company. In lieu of such requirement set forth in the agreement and understanding, Thomas Sawyer and Tony Cranford have entered into a stock pledge agreement with Debtors and Secured Party (the "Stock Pledge Agreement"). Pursuant to the provisions of the Stock Pledge Agreement, Messrs. Sawyer and Cranford each agreed to pledge 4,500,000 shares of Common Stock held of record, respectively, to secure a certain loan in the principal amount of $163,500.00 as evidenced by a promissory note made by Debtors payable to Secured Party. In accordance with the Stock Pledge Agreement, Messrs. Sawyer and Cranford have assigned and pledged an aggregate of 9,000,000 shares of Common Stock held of record to Secured Party, and Secured Party has a first lien and perfected security interest in such shares of Common Stock.

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

--------------------------------------------------------------------------------
Title of Class     Name and Address            Amount and Nature        Percent
                   of Beneficial Owner              of Class            of Class
--------------------------------------------------------------------------------
                                                       (1)(2)(3)(4)(6)
Common Stock      Thomas E. Sawyer                 6,395,750             35.20%
                  3101 Riverside Drive
                  Idaho Springs, CO 80452

                                                       (1)(2)(3)(5)(6)
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

     (4) As of the date of this Quarterly Report, Mr. Sawyer has gifted approximately 1,190,250 shares of restricted Common Stock and has sold 14,000 shares of restricted Common Stock pursuant to private sales, resulting in 6,395,750 shares of Common Stock held of record.

     (5) As of the date of this Quarterly Report, Mr. Cranford has gifted approximately 358,150 shares of restricted Common Stock and has sold 148,500 shares of restricted Common Stock pursuant to private sales, resulting in 7,093,350 shares of Common Stock held of record.

     (6) In the event the Debtors should default on the promissory note with the Secured Party, pursuant to the terms of the Stock Pledge Agreement, the Secured Party may foreclose on the 4,500,000 shares held of record by Thomas Sawyer and on the 4,500,000 shares held of record by Tony Cranford (which 9,000,000 shares have been pledged to secure Debtor's obligations to the Secured Party), and may sell such shares to a third party. As of the date of this Quarterly Report, the Company has not received any notice of default.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports:

     8-K Item 4. Changes in Registrant's Certifying Accountant filed on July 9, 2003

Exhibits:

     99.1 Certification Pursuant to 18 U.S.C. Section 1350.
     99.2 Certification Pursuant to 18 U.S.C. Section 1350.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TEN STIX INC.

Dated: August 19, 2003                   By: /s/ Thomas E. Sawyer
                                         ------------------------
                                         Thomas E. Sawyer, President/
                                         Treasurer/Chief Executive Officer


Dated: August 19, 2003                   By: /s/ Tony A. Cranford
                                         ------------------------
                                         Tony A. Cranford, Vice President/
                                         Chief Financial Officer

                           LETTERHEAD OF TEN STIX INC.


                                  CERTIFICATION

I, Thomas E. Sawyer, certify that:

1. I have reviewed and read this Quarterly Report on Form 10-QSB of Ten Stix Inc. (the "Company");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its subsidiary, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     (c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and board of directors performing the equivalent functions of an audit committee:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/ Thomas E. Sawyer
                                          --------------------
                                          Thomas E. Sawyer,
                                          President/Treasurer/Chief Executive
                                          Officer

                           LETTERHEAD OF TEN STIX INC.


                                  CERTIFICATION

I, Tony A. Cranford, certify that:

1. I have reviewed and read this Quarterly Report on Form 10-QSB of Ten Stix Inc. (the "Company");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its subsidiary, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     (c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and board of directors performing the equivalent functions of an audit committee:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/ Tony A. Cranford
                                          --------------------
                                          Tony A. Cranford,
                                          Vice President/Chief Financial Officer