Form 10KSB/A
period 2002-12-31
TEN STIX INC
filed 2003-10-08
CIK 1075993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Statements made in this Form 10-KSB/A that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

     99.1  Certification

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

                                         TEN STIX INC.


Dated: October 7, 2003                   By: /s/ Tom Saywer
                                         ---------------------------------------
                                                 Tom Sawyer, President
                                                 and Chief Executive Officer

                                 TEN STIX INC.
                              3101 Riverside Drive
                         Idaho Springs, Colorado 80452
                                 (303) 567-0163

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report on Form 10-KSB/A for fiscal year ended December 31, 2002 of Ten Stix Inc., a Colorado corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, Thomas E. Sawyer, President and Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. I, Thomas E. Sawyer, have reviewed and read this Annual Report on Form 10-KSB/A;

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