Form 10QSB/A
period 2003-03-31
TEN STIX INC
filed 2003-10-08
CIK 1075993

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
                                                                                =========          =========


                                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                    4

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of Ten Stix, Inc. (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB/A. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

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

     Statements made in this Form 10-QSB/A that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     99.1 Certification Pursuant to 18 U.S.C. Section 1350.
     99.2 Certification Pursuant to 18 U.S.C. Section 1350.
     99.3 Certification Pursuant to 18 U.S.C. Section 1350.

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


                                         TEN STIX INC.

Dated: October 7, 2003                   By: /s/ Thomas E. Sawyer
                                         ------------------------
                                         Thomas E. Sawyer, President/
                                         Treasurer/Chief Executive Officer


Dated: October 7, 2003                   By: /s/ Tony A. Cranford
                                         ------------------------
                                         Tony A. Cranford, Vice President