Form 10QSB
period 2003-09-30
TEN STIX INC
filed 2003-11-21
CIK 1075993

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For Quarterly period Ended: September 30, 2003; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period _________ to __________

                         Commission File Number: 0-32323


                                  TEN STIX INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

         Colorado                                                84-1351184
         --------                                                ----------
(State or other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                              3101 Riverside Drive
                          Idaho Springs, Colorado 80452
                          -----------------------------
               (Address of principal executive offices) (Zip Code)

                                 (303) 567-0163
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's common stock, $0.001 par value, as of September 30, 2003, was 19,623,228.

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

                                  TEN STIX INC.

                              Report on Form 10-QSB

                    For the Quarter Ended September 30, 2003

                                      INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)...........................  3

                  Balance Sheet .............................................  3
                  Statements of Operations ..................................  4
                  Statements of Cash Flows...................................  5
                  Notes to the Financial Statements .........................  6

         Item 2.  Management's Discussion and Analysis or Plan of Operation .  9

         Item 3.  Controls and Procedures ................................... 17

Part II. Other Information

         Item 1.  Legal Proceedings ......................................... 17

         Item 2.  Changes in Securities ..................................... 17

         Item 3.  Defaults Upon Senior Securities ........................... 19

         Item 4.  Submission of Matters to a Vote of Security Holders ....... 19

         Item 5.  Other Information ......................................... 19

         Item 6.  Exhibits and Reports on Form 8-K .......................... 20


                                   TEN STIX, INC.
                                    Balance Sheet


                                       ASSETS
                                       ------
                                                                       September 30,
                                                                            2003
                                                                       -------------
                                                                        (Unaudited)
CURRENT ASSETS
   Cash                                                                  $     6,193
   Accounts receivable                                                         4,995
   Inventory                                                                   2,777
                                                                         -----------

     Total Current Assets                                                     13,965
                                                                         -----------

EQUIPMENT, AT COST, NET                                                      143,308
                                                                         -----------

OTHER ASSETS

   Inventory, non-current                                                     52,699
   Stockholders advances                                                       5,889
   Purchase options                                                            7,500
   Intangible assets, net                                                     78,403
   Game rights                                                               162,100
                                                                         -----------

     Total Other Assets                                                      306,591
                                                                         -----------

     TOTAL ASSETS                                                        $   463,864
                                                                         ===========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                        -------------------------------------

CURRENT LIABILITIES

   Accounts payable and accrued expenses                                 $    85,090
   Accounts payable - related party                                           68,915
   Accrued salary payable                                                     51,000
   Notes payable                                                             227,894
   Notes payable, stockholders                                                74,500
                                                                         -----------

     Total Current Liabilities                                               507,399
                                                                         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

   Preferred A stock, $.001 par value, 100,000 shares authorized;
    96 shares issued and outstanding, convertible into common at 200:1             1
   Common stock; $.001 par value, 500,000,000 shares authorized;
    19,623,228 issued and outstanding                                         19,623
   Additional paid-in capital                                              1,145,577
   Accumulated deficit                                                    (1,208,736)
                                                                         -----------

     Total Stockholders' Deficit                                             (43,535)
                                                                         -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   463,864
                                                                         ===========

     The accompanying notes are an integral part of these financial statements.


                                          TEN STIX, INC.
                                     Statements of Operations
                                            (Unaudited)


                                          For the Nine Months Ended       For the Three Months Ended
                                                 September 30,                   September 30,
                                         ----------------------------    ----------------------------
                                             2003            2002            2003            2002
                                         ------------    ------------    ------------    ------------
REVENUE

   Net sales                             $     74,762    $     88,063    $     26,012    $     48,536
                                         ------------    ------------    ------------    ------------

EXPENSES

   Selling, general and administrative        344,912         174,214         148,494         134,377
   Depreciation                                36,343          33,987          12,050          11,329
   Amortization                                 8,133          10,212           2,711           3,404
                                         ------------    ------------    ------------    ------------

     Total Expenses                           389,388         218,413         163,255         149,110
                                         ------------    ------------    ------------    ------------

OPERATING LOSS                               (314,626)       (130,350)       (137,243)       (100,574)
                                         ------------    ------------    ------------    ------------

OTHER EXPENSE

   Interest expense                           (12,720)        (11,941)         (4,134)         (1,771)
                                         ------------    ------------    ------------    ------------

       Total Other Expense                    (12,720)        (11,941)         (4,134)         (1,771)
                                         ------------    ------------    ------------    ------------

NET LOSS                                 $   (327,346)   $   (142,291)   $   (141,377)   $   (102,345)
                                         ============    ============    ============    ============

BASIC LOSS PER SHARE                     $      (0.02)   $      (0.01)   $      (0.01)   $      (0.01)
                                         ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 19,018,784      17,659,488      19,221,114      17,659,488
                                         ============    ============    ============    ============


            The accompanying notes are an integral part of these financial statements.


                                 TEN STIX, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                        For the Nine Months Ended
                                                               September 30,
                                                        -------------------------
                                                            2003         2002
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                              $(327,346)   $(142,291)
   Adjustments to receivable net loss to net cash
    from operating activities:
     Depreciation and amortization                          44,476       44,199
     Amortization of debt discounts                         11,380         --
     Issuance of common stock for services                  25,000        8,000
     Contributed services provided at no charge               --          7,500
     Purchase options expired                               12,000         --
   Changes in assets and liabilities:
       Accounts receivable                                  (4,995)     (16,136)
       Inventory                                              (754)        (750)
       Accounts payable and accrued expenses               101,436       28,376
       Stockholder advances                                  2,611         --
                                                         ---------    ---------

       Net Cash Used by Operating Activities              (136,192)     (71,102)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                 (1,625)    (101,500)
                                                         ---------    ---------

       Net Cash Used by Investing Activities                (1,625)    (101,500)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from related party accounts payable             38,915         --
   Proceeds from notes payable                                --         87,000
   Payments on notes payable                               (53,640)     (14,377)
   Proceeds from issuance of common stock                  147,164       86,500
   Proceeds from issuance of preferred stock                  --         18,950
   Proceeds from loans from stockholders                     5,500         --
   Payments on loans from stockholders                      (2,000)        --
                                                         ---------    ---------

       Net Cash Provided by Financing Activities           135,939      178,073
                                                         ---------    ---------

INCREASE (DECREASE) IN CASH                                 (1,878)       5,471

CASH AT BEGINNING OF PERIOD                                  8,071          307
                                                         ---------    ---------

CASH AT END OF PERIOD                                    $   6,193    $   5,778
                                                         =========    =========

SUPPLEMNETAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest paid                                         $   1,119    $    --
   Income tax paid                                       $    --      $    --
   Issuance of common stock for services                 $  25,000    $   8,000


   The accompanying notes are an integral part of these financial statements.

                                        5

                                 TEN STIX, INC.
                        Notes to the Financial Statements
                           September 30, 2003 and 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - STOCKHOLDERS' EQUITY

     During the nine months ended September 30, 2003 the Company sold 912,540 shares of common stock for $129,164 under an Offshore Stock Purchase Agreement the Company entered into with a British Virgin Islands corporation. Under the agreement, the Company agreed to sell 5,000,000 shares of the Company's common stock at prices equal to 20% of the bid price on the day of the sale.

     During the nine months ended September 30, 2003, the Company sold 40,000 shares of restricted common stock for $18,000.

     During September 2003, the Company issued 500,000 shares of restricted common stock for consulting services valued at $25,000.

NOTE 3 - MATERIAL EVENTS

     Pledged Stock
     -------------

     In June 2002, the President as well as the Vice President pledged 9,000,000 shares of their common stock as collateral on a note payable. The principal balance of the note payable is for $163,500 proceeds of which were lent to shareholders of the Company. A default notice has been given at this time.

     Corporate Image Agreement
     -------------------------

     On September 11, 2003, the Company entered into a one year Corporate Image Agreement (Agreement). The Agreement calls for a retainer fee of $180,000, payable either, (1) in six equal payments of $30,000 due the fifth day of each month with the first payment due upon execution; or, (2) in six equal share payments in the form of common stock, equal in value at the closing bid price as of the last day of the month immediately preceding the month the payment is due, to $30,000. At September 30, 2003, the Company accrued $30,000 as a payable on this Agreement.

                                 TEN STIX, INC.
                        Notes to the Financial Statements
                           September 30, 2003 and 2002


NOTE 3 - MATERIAL EVENTS (Continued)

     Collateral Loan Agreement and Promissory Note
     ---------------------------------------------

     On June 25, 2003, the Company signed a collateral loan agreement and promissory note with Mercatus & Partners, Ltd., a Cardiff, Wales Corporation. The loan is for a maximum of $1,200,000 to be distributed across multiple traunches. The term of the loan is for 5 years and bears interest at 5.5% per annum. Payments are to be made monthly depending on the principal amount of the loan which is outstanding. During the first 12 months of the note, the Company can elect to make interest only payments. The Company issued 5,725 shares of its convertible preferred stock on June 25,2003 as collateral for the anticipated 1st traunch of note proceeds. On July 1, 2003, the Company issued 8,588 shares of its convertible preferred stock as collateral for the anticipated 2nd traunch of note proceeds. The preferred shares are being held as collateral on the note and are not to be used by Mercatus unless there is a default on the note. Accordingly, the Company has not presented the preferred stock as issued and outstanding. Each share of the Company's preferred stock is convertible into 200 shares of common stock.

     As of September 30, 2003, no amounts have been borrowed by the Company.

     On August 17, 2003, the Company entered into an agreement to purchase the "Go Fish" 21 patent from a third party which has yet to be finalized as of September 30, 2003. The Company will pay the patent holder 50,000 shares of restricted common stock valued at $8,500 which is $0.17 per share for the option to purchase the patent. The share price is the closing price on August 15, 2003. The option will be valid for 12 months. The total purchase price will be a 12-month note for $10,000 and 5,000,000 shares of common stock to be valued on the date of the option exercise.

     On August 18, 2003, the Company entered into an agreement to purchase the "21 Draw Poker" patent from a third party which has yet to be finalized as of September 30, 2003. The Company will pay the patent holder 10,000 shares of restricted common stock valued at $1,700 or $0.17 per share for the option to purchase the patent. The option will be valid for a period of twelve months. The total purchase price will be a 12-month note payable of $3,000 and 5,000,000 shares of restricted common stock to be valued on the date of the option exercise.

NOTE 4 - GOING CONCERN

     The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. The Company has incurred net losses

                                 TEN STIX, INC.
                        Notes to the Financial Statements
                           September 30, 2003 and 2002


NOTE 4 - GOING CONCERN (Continued)

     from operations since inception and has an accumulated deficit of $1,208,736 and a working capital deficit of $463,434 as of September 30, 2003.

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

NOTE 5 - SUBSEQUENT EVENTS

     During November 2003, the Company issued 20,000 shares of restricted common stock for consulting services.

     On November 18, 2003, the Company authorized the issuance of 600,000 shares of common stock pursuant to the terms of a Corporate Image Agreement and in payment of a $30,000 payable.

Item 2- Management's Discussion and Analysis of Financial Position and Results of Operations.

Cautionary Forward - Looking Statement
--------------------------------------

     The following discussion should be read in conjunction with the Company's financial statements and related notes.

     Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

          -    the volatile and competitive nature of the industry,
          - the uncertainties surrounding the rapidly evolving markets in which the Company competes,
          - the uncertainties surrounding technological change of the industry,
          -    the Company's dependence on its intellectual property rights,
          -    the success of marketing efforts by third parties,
          -    the changing demands of customers and
          - the arrangements with present and future customers and third parties.

     Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

BUSINESS OVERVIEW

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

     During the nine-month period ended September 30, 2003, the Company generated approximately $74,762 in revenues from the sale and/or lease of its gaming products. Management of the Company believes that the Company will continue to generate such revenues. Management further believes that there are certain material factors applicable to all of the Company's products relevant to the generation of revenues which include, but are not limited to, the following:
(i) adequate capital required to fund operational expenses, which directly and adversely affects travel associated with the market and distribution of products; (ii) state approval of the specific game being marketed; and (iii) timely delivery of and/or back-ordered parts associated with particular games. Together with the specific material factors listed under the description of each gaming product, management believes that all such material factors have been disclosed pertaining to the timing of bringing each product to market and the generation of revenues.

     Management of the Company believes that future sales of Ten to Win and related products to the casinos in the State of Colorado will be an important line of business for the Company for the next several years, however, management intends to pursue the marketplaces of several other primary states. It is anticipated that the Company will derive its revenues principally from the marketing and sale of Ten to Win and other related products to casinos generally located in the States of California, Colorado, Kansas, New Mexico, Nevada, South Dakota, Mississippi and Wisconsin. Management anticipates that Ten to Win will be leased for approximately $600.00 per month or sold for approximately $5,000.00 plus a royalty fee to casinos. Management anticipates that Shotgun 21 will be leased for approximately $800.00 per month or sold for approximately $10,000 plus a royalty fee to casinos. Management further anticipates that the marketing and sale of the products pursuant to the distributorship agreements will result in revenues during fiscal year 2003.

     The Company's principal executive offices are located at 3101 Riverside Drive, Idaho Springs, Colorado 80542. Its telephone number is (303) 567.0163 and its facsimile number is (303) 567.0163. The Company's services and gaming products are also electronically advertised on the Company's web page at www.tenstix.com.

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to the Company and (ii) lack or resources to maintain the Company's good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

Nine-Month Period Ended September 30, 2003 Compared to Nine-Month Period Ended September 30, 2002

     The Company's net loss for the nine-month period ended September 30, 2003 was $327,346 compared to a net loss of $142,291 for the nine-month period ended September 30, 2001 (an increase of $185,055).

     Total revenue for the nine-month periods ended September 30, 2003 and 2002 were $74,762 and $88,063, respectively (a decrease of $13,301). Total revenue generated during the nine-month period ended September 30, 2003 and 2002 was comprised of gaming products, lease, royalties, and sales. The decrease in revenue during the nine-month period ended September 30, 2003 was primarily due to a decrease in fees generated from the marketing of the Company's gaming products.

     During the nine-month period ended September 30, 2003, the Company incurred operating expenses of $389,388 compared to $218,413 of operating expenses incurred during the nine-month period ended September 30, 2002 (an increase of $170,975). Operating expenses for the nine-month period ended September 30, 2003 primarily consisted of: (i) $36,343 as depreciation expense; (ii) $344,912 as general and administrative expenses; and (iii) $8,133 as amortization expense. Operating expenses for the nine-month period ended September 30, 2002 primarily consisted of: (i) $33,987 as depreciation expense; (ii) $174,214 as general and administrative expenses; and (iii) $10,212 as amortization expense. The Company also incurred $12,720 as interest expense during the nine-month period ended September 30, 2003 as compared to $11,941 incurred during the nine-month period ended September 30, 2002. The increase in operational expenses during the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002 was primarily due to an increase in general and administrative expenses resulting from an operational emphasis on and increased scale and scope of overall corporate activity pertaining to the marketing and distribution of the Company's gaming products (which was primarily attributable to an increase in salaries, professional fees and travel expenses). General and administrative expenses generally include corporate overhead, administrative management, consulting costs and professional fees.

     As discussed above, although the Company generated revenues in the amount of $74,762 during the nine-month period ended September 30, 2003, the increase in net loss during such period compared to the nine-month period ended September 30, 2002 is attributable primarily to a substantial increase in general and administrative expenses. The Company's net loss during the nine-month period ended September 30, 2003 was approximately $327,346 or $0.02 per common share compared to a net loss of approximately $142,291 or $0.01 per common share during the nine-month period ended September 30, 2002. The weighted average common shares outstanding were 19,018,784 for the nine-month period ended September 30, 2003 compared to 17,659,488 for the nine-month period ended September 30, 2002.

Three-Month Period Ended September 30, 2003 Compared to Three-Month Period Ended September 30, 2002

     The Company's net loss for the three-month period ended September 30, 2003 was $141,377 compared to a net loss of $102,345 for the three-month period ended September 30, 2002 (an increase of $39,032).

     Total revenue for the three-month periods ended September 30, 2003 and 2002 was $26,012 and $48,536, respectively (a decrease of $22,524). The generation of revenue during the three-month period ended September 30, 2003 was comprised primarily of fees generated from the marketing of its gaming products.

     During the three-month period ended September 30, 2003, the Company incurred operating expenses of $163,255 compared to $149,110 of operating expenses incurred during the three-month period ended September 30, 2002 (an increase of $14,145). Operating expenses for the three-month period ended September 30, 2003 primarily consisted of: (i) $12,050 as depreciation expense;
(ii) $148,494 as general and administrative expenses; and (iii) $2,711 as amortization expense. This increase was primarily attributable to an increase in salaries, professional fees and travel expenses related to the marketing of the Company's gaming products. The Company also incurred $4,134 as interest expense during the three-month period ended September 30, 2003 as compared to $1,771 incurred as interest expense during the three-month period ended September 30, 2002.

     As discussed above, although the Company generated revenue in the amount of $26,012 during the three-month period ended September 30, 2003, the increase in net loss during such period compared to the three-month period ended September 30, 2002 is attributable primarily to a substantial increase in general and administrative expenses. The Company's net loss during the three-month period ended September 30, 2003 was $141,377 or $0.01 per common share compared to a net loss of $102,345 or $0.01 per common share during the three-month period ended September 30, 2002. The weighted average of common shares outstanding were 19,221,114 and 17,659,488 for the three-month periods ended September 30, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of the date of this Quarterly Report, management of the Company believes that an estimated $500,000 is required over the next fiscal year for payment of expenses associated with the ongoing business operations of the Company. The Company generated $88,063 in total revenue during the nine-month period ended September 30, 2002 and $74,762 in total revenue during the nine-month period ended September 30, 2003. Management anticipates that overall generation of revenues will increase on an annual basis based on existing contracts and marketability of its gaming products. Management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to successfully generate revenues from the marketing of its gaming products and to obtain advances from certain investors and related parties, as necessary.

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

For Nine-Month Period Ended September 30, 2003

     As of September 30, 2003, the Company's current assets were $13,965 and its current liabilities were $507,399, resulting in a working capital deficit of $493,434. As of September 30, 2003, current assets were comprised of (i) $6,193 in cash; (ii) $4,995 in accounts receivable; and (iii) $2,777 in inventory. As of September 30, 2003, current liabilities were comprised of (i) $85,090 in accounts payable and accrued expenses; (ii) $68,915 in accounts payable to related party; (iii) $51,000 in accrued salary payable, and (iv) $302,394 in current portion of long-term debt due and owing.

     As of September 30, 2003, the Company's total assets were $463,864 and its total liabilities were $507,399. As of September 30, 2003, the Company's total liabilities exceed its total assets by $43,535.

     As of September 30, 2003, the Company's total assets consisted primarily of
(i) $13,965 in current assets; (ii) $143,308 (less accumulated depreciation/amortization) in property and equipment; (iii) $78,403 net cost of patent/copyright rights; and (iv) $162,100 in valuation of gaming rights.

     As of September 30, 2003, the Company's total liabilities consisted primarily of: (i) $302,394 in notes payable; (ii) $85,090 in accounts payable and accrued expenses; (iii) $68,915 in accounts payable to related parties; and
(iv) $51,000 in accrued salary payable.

     Stockholders' deficit for the nine-month period ended September 30, 2003 was $43,535.

     For the nine-month period ended September 30, 2003, net cash used by operating activities was $136,192 compared to net cash used by operating activities of $71,102 for the nine-month period ended September 30, 2002. The increase in net cash flows used by operating activities during the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002 resulted primarily from a $185,055 increase in net loss to $327,346 incurred during the nine-month period ended September 30, 2003 compared to a net loss of $142,291 incurred during the nine-month period ended September 30, 2002.

     For the nine-month period ended September 30, 2003, net cash flows used by investing activities was $1,625 compared to $101,500 of net cash flows used by investing activities for the nine-month period ended September 30, 2002, which relates to the purchase of equipment.

     Net cash flows provided by financing activities was $135,939 for the nine-month period ended September 30, 2003 compared to net cash flows provided by financing activities of $178,073 for the nine-month period ended September 30, 2002. The decrease during the nine-month period ended September 30, 2003 was primarily attributable to less cash proceeds from debt and stock.

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

     As of the date of this Quarterly Report, Mr. Cranford has not received any payments from the Company. Management has not determined the manner of payment to be made to Mr. Cranford and may not make such determination until the Company is adequately funded and several Bet the House games have been successfully marketed and generating revenues.

Asset Purchase Agreement

     A significant and estimated material commitment for the Company for fiscal year 2003 is the amount of $300,000 due and owing under the terms of an asset purchase agreement entered into with Summit International Group, Inc. dated May 1, 2001 (the "Asset Purchase Agreement"). Pursuant to the terms of the Asset Purchase Agreement, the Company agreed to pay the amount of $300,000, as evidenced by the execution of two promissory notes.

     The first promissory note dated May 1, 2001 is in the amount of $80,000 and is payable to Michael Humecki (the "Humecki Promissory Note"). The terms of the Humecki Promissory Note require the Company to make payments as follows: (i) on the 15th of each month commencing June 15, 2001, the greater of either (a) 50% of gross revenues collected during the prior month from the lease or sale by the Company of any of the assets acquired by the Company pursuant to the Asset Purchase Agreement (including the Pro Shuffle) or (b) $2,000.00; (ii) on the 15th of the month after the receipt of 25% of aggregate gross funds raised by the Company at any time on or after May 1, 2001 pursuant to any private or public offering of its securities (but such 25% shall not be paid on the first $100,000 of funds so raised by the Company); and (iii) interest at the rate of 8% per annum commencing May 1, 2002 on any portion of the $80,000 outstanding on the first of each month payable monthly.

     As of the date of this Quarterly Report, the Company has paid Humecki approximately $28,779 in principal pursuant to the terms of the Humecki Promissory Note.

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

     The second promissory note dated May 1, 2001 is in the amount of $220,000 and is payable to Summit International Group, Inc. (the "Summit Promissory Note"). The terms of the Summit Promissory Note require the Company to make payments to Summit after payment in full is made by the Company of the Humecki Promissory Note as follows: (i) on the 15th of each month commencing after the Humecki Promissory Note, the greater of either (a) 50% of gross revenues collected during the prior month from the lease or sale by the Company of any of the assets acquired by the Company pursuant to the Asset Purchase Agreement (including the Pro Shuffle) or (b) $2,000; (ii) on the 15th of the month after the receipt of 25% of aggregate gross funds raised by the Company at any time on or after May 1, 2001 pursuant to any private or public offering of its securities (but such 25% shall not be paid on the first $100,000 of funds so raised by the Company and not until after payment in full of the Humecki Promissory Note); and (iii) interest at the rate of 8% per annum commencing May 1, 2004 on any portion of the $220,000 outstanding on the first of each month payable monthly.

     As of the date of this Quarterly Report, the Company has paid Summit an amount of $43,327 under the terms of the Summit Promissory Note.

Loans from Shareholders

     A significant and estimated material commitment for the Company for fiscal year 2003 is the amount of $69,000 due and owing certain shareholders of the Company. Certain shareholders of the Company previously advanced an aggregate of $69,000 to the Company pursuant to notes payable. The terms of the notes payable provide that the notes are non-interest bearing, and may be converted into an undetermined number of shares of the Company's restricted common stock

PLAN OF OPERATION

Funding

     As of the date of this Quarterly Report, the Company is engaged in an offering pursuant to which it intends to raise an aggregate of $2,500,000. In accordance with the terms and provisions of the Private Placement Memorandum, the Company will offer and sell 10,000 shares of Series A Convertible Preferred Stock at $250.00 per share. Each share of Series A Convertible Preferred Stock will be convertible into two hundred shares of restricted common stock at anytime. The securities will not be registered under the 1933 Securities Act and will therefore be offered pursuant to an exemption from registration provided by
Section 4(2) and Regulation D, Rule 506, of the 1933 Securities Act. As of the date of this Quarterly Report, the Company has sold and issued 96 shares of Series A Convertible Preferred Stock to nineteen investors for aggregate proceeds of $24,000.

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

Forward-Looking Statements

     The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-QSB, contains forward-looking statements that reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, the Company's ability to identify, produce and complete film projects that are successful in the marketplace, to arrange financing, distribution and promotion for these projects on favorable terms in various markets and to attract and retain qualified personnel.

Item 3 - Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act), as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Changes in Securities.

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

     On August 17, 2003, the Company and John Delello ("Delello") entered into the Go Fish Option pursuant to which Delello granted to the Company an option from August 17, 2003 through August 17, 2004 to acquire the ownership rights from Delello to the Go Fish 21 patent. Pursuant to the terms of the Go Fish Option, the Company upon exercising the option would issue to Delello an aggregate of 50,000 shares of its restricted Common Stock.

     On August 17, 2003, the Company and Phil Demarest ("Demarest") entered into the 21 Draw Poker Option pursuant to which Demarest granted to the Company an option from August 17, 2003 through August 17, 2004 to acquire the ownership rights from Demarest to the 21 Draw Poker patent. Pursuant to the terms of the 21 Draw Poker Option, the Company upon exercising the option would issue to Demarest an aggregate of 10,000 shares of its restricted Common Stock.

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

     The following table sets forth the name and address, as of the date of this Quarterly Report, and the approximate number of shares of Common Stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's Common Stock, and the name and shareholdings of each officer and director, and all officers and directors as a group.

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

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our shareholders during the quarter ended September 30, 2003.

Item 5. Other Information.

Corporate Image Agreement with David W. Keaveney

     On September 11, 2003, the Company entered into a Corporate Image Agreement to retain the services of David W. Keaveney for a period of twelve months. Under the Agreement, Mr. Keaveney is to redesign the corporate materials, improve the Company's website, implement an advertising campaign, create the related advertising materials, design a new Company logo and create any other new print materials needed by the Company. The fee for Mr. Keaveney's services is $180,000.00, which may be paid in the form of cash or registered stock. On November 18, 2003, subsequent to the period covered by this report, the Company authorized the issuance of 600,000 shares of common stock pursuant to the terms of the Agreement. Said shares were registered under the Securities Act of 1933 on Form S-8 and by registration by coordination pursuant to Section 44-1891 of the Securities Act of Arizona.

Subsequent Events

Issuance of Common Stock

     During November 2003, the Company issued 20,000 shares of restricted common stock for consulting services.

     During November 2003, the Company authorized the issuance of 60,000 shares of common stock pursuant to the terms of a Corporate Image Agreement and in payment of a $30,000 payable.


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-B)

          3.1       Articles of Incorporation (1)
          3.2       Restated Articles of Incorporation of Registrant (2)
          3.3       Bylaws of Registrant (1)
          10.1**    Corporate Image Agreement entered into with David W.
                    Keaveney
          99.1**    Certification of Chief Executive Officer Pursuant to 18
                    U.S.C. Section 1350
          99.2**    Certification of Chief Financial Officer Pursuant to 18
                    U.S.C. Section 1350
          99.3**    906 Certification

          ---------------
          (1)  Incorporated by reference to Form 10SB filed February 8, 2001
          (2)  Incorporated by reference to Form 8-K filed October 31, 2003.
          **   Filed Herewith

(b) Forms 8-K

     On July 9, 2003, a Form 8-K was filed stating that effective July 1, 2003, AJ. Robbins, P.C., Certified Public Accountants resigned as the principal independent accountant for the Company.

     On September 5, 2003, a Form 8-K was filed announcing that Effective August 5, 2003, the board of directors authorized a change in the transfer agent for the Company. The new transfer agent for the Company is American Registrar & Transfer Co.

     There were no other reports on Form 8-K filed during the quarter ended September 30, 2003.

     Subsequent to the period covered by this report, on October 31, 2003 an 8-K was filed with the SEC stating that upon review of the Company's periodic filings, it was discovered that the Company inadvertently failed to file a copy of an Amendment to its Articles of Incorporation as filed with the Colorado Secretary of State on January 22, 2001, with its quarterly report for the quarter ended March 31, 2001 and the Statement of Correction to the Articles of Incorporation as filed with the Colorado Secretary of State on August 27, 2003, with its quarterly report for the quarter ended September 30, 2003. A copy of said Amendment to the Articles of Incorporation and Statement of Correction, were attached as exhibits to that current report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TEN STIX INC.


Date: November 21, 2003              /s/ Thomas E. Sawyer
-----------------------              --------------------
                                     Thomas E. Sawyer
                                     President/Treasurer/Chief Executive Officer





Date: November 21, 2003              /s/ Tony A. Cranford
-----------------------              --------------------
                                     Tony A. Cranford
                                     Vice President