Form 10KSB
period 2003-12-31
TEN STIX INC
filed 2004-05-07
CIK 1075993

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _______________________

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended: December 31, 2003     Commission File Number: 0-32323
                             _______________________

                                  TEN STIX INC.
                 (Name of Small Business Issuer in Its charter)

           Colorado                                           84-1351184
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

                              3101 Riverside Drive
                          Idaho Springs, Colorado 80452
               (Address of Principal Executive Offices) (Zip Code)

                                 (303) 567-0163
                (Issuer's Telephone Number, including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Check if there disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The Issuer's revenues for the most recent fiscal year ended December 31, 2003, were approximately $94,891.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on May 5, 2004 based upon the average bid and ask price of the common stock on the Over the Counter Bulletin Board for such date, was approximately $218,458. The number of shares of the Registrant's common stock issued and outstanding on December 31, 2003, was 21,018,228.

     Transitional Small Business Disclosure Format. Yes ___ No _X_

================================================================================

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----
                                     PART I
                                     ------
Item 1.       Description of Business ...................................      4
Item 2.       Description of Property ...................................     18
Item 3.       Legal Proceedings .........................................     18
Item 4.       Submission of Matters to a Vote of Security Holders .......     20

                                     PART II
                                     -------
Item 5.       Market For Common Equity and Related Stockholder Matters ..     20
Item 6.       Management's Discussion and Analysis or Plan of Operation .     22
Item 7.       Financial Statements ......................................     26
Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure .......................     26

                                    PART III
                                    --------
Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act .........     26
Item 10.      Executive Compensation ....................................     28
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters ................     30
Item 12.      Certain Relationships and Related Transactions ............     31
Item 13.      Exhibits and Reports on Form 8-K ..........................     32
Item 14.      Controls and Procedures ...................................     32
Item 15.      Principal Accountant Fees and Services ....................     33

                              CAUTIONARY STATEMENT

        Some of the statements contained in this Form 10-KSB for Ten Stix, Inc. (the "Company") discuss future expectations, contain projections of results of operation or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

o the success or failure of management's efforts to implement their business strategy;
o the ability of the Company to raise sufficient capital to meet operating requirements;
o        the uncertainty of consumer demand for our product;
o        the ability of the Company to protect its intellectual property rights;
o        the ability of the Company to compete with major established companies;
o        the effect of changing economic conditions;
o        the ability of the Company to attract and retain quality employees; and
o        other risks which may be described in future filings with the SEC.

          Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I
                                     ------
Item 1.  Description of Business.

         Business Development

     Ten Stix Inc. was incorporated on January 10, 1996 under the laws of the State of Colorado to engage in the design, development and marketing of unique card games, some of which are derived from Native American heritage, and other gaming products for the gaming industry. The Company trades its shares of Common Stock on the OTC Bulletin Board under the symbol "TNTI.OB." The Company named itself "Ten Stix" based on the name of its first table game product, Ten Stix 21, which is currently being marketed and referenced herein as "Ten to Win." The Company has designed and developed certain card games, which are currently being marketed to casinos located in the States of Arizona, California, Colorado, New Mexico, Nevada, South Dakota and Wisconsin.

     The Company's principal executive offices are located at 3101 Riverside Drive, Idaho Springs, Colorado 80542. Its telephone number is (303) 567-0163 and its facsimile number is (303) 567-0163.

     The Company has generated limited revenues and incurred substantial selling, general and administrative expenses, expenses, which includes research and development expenses relating to the design and development of the Company's gaming products. The Company's auditors, HJ & Associates LLC, have expressed doubt about the Company's ability to continue as a going concern, as evidenced in the auditor's report to the Financial Statements. See "Part II.
Item 7. Financial Statements."

         Business of Issuer

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

     The other type of gaming product is a "layout game", which includes all of the other gaming products. The other gaming products of the Company utilize a table cover or layout with no electronic system. The Company offers no warranty pursuant to the sale or lease of any of its gaming products.

     During fiscal year ended December 31, 2003, the Company generated approximately $90,726 in revenues from the lease of its gaming products. Management further believes that there are certain material factors applicable to all of the Company's products relevant to the generation of revenues which include, but are not limited to, the following: (i) adequate capital required to fund operational expenses, which directly and adversely affects travel associated with the market and distribution of products; and (ii) state approval of the specific game being marketed. Together with the specific material factors listed under the description of each gaming product, management believes that all such material factors have been disclosed pertaining to the timing of bringing each product to market and commencement of generation of revenues

         Products and Services

         Ten to Win

     The Company, through its founders, officers, and directors, Messrs. Thomas Sawyer and Tony Cranford, completed the design and development of its gaming product called "Ten to Win." Although the Company has not generated any revenues from the distribution and sale of Ten to Win, management believes that it will be able to successfully market and sell Ten to Win.

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

     The electronic system used in conjunction with Ten to Win is comprised of a "Ten to Win" sign, a dealer control box and seven player boxes. It is an accounting system that awards prizes. When a player receives a "Stix" card, he has the opportunity to play the card or trade it to the dealer for a "ten stix light." The object of the game is for the player to win his blackjack wagers and build up ten Stix lights to receive a bonus prize. Each time a player receives a Stix light, the dealer uses the control box and turns on one of lights. When the player receives the tenth Stix light, the player gets to electronically spin for their prize. When activated from the dealer's control box, the player pushes the button on their box, which randomly spins and stops on the winning prize.

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

     The Company continues to market Ten to Win at gaming shows and to casinos, but has not generated any revenues and the Company is not sure if, or when, Ten to Win will generate any revenues. See "Part I. Item 1. Description of Business
- Marketing and Distribution."

        Shotgun 21

     The Company is currently in the process of completing the design and development of a card game called "Shotgun 21." Shotgun 21 is a Class III game and is also similar to Blackjack with two separate hand betting fields per player and bonus prizes, which encourage extended play. Management of the Company believes that Shotgun 21 presents the most sophisticated electronics available to the table game industry and provides, among other things, an accounting system allowing for real-time win/loss statistics.

     The electronic system used in conjunction with Shotgun 21 is comprised of a dealer control box, a special layout or tabletop and six sensors. Players play blackjack in the betting spaces that are set up like the barrels of a shotgun with sensors on the top of the sight. The player places his wager(s) in one or two of these circles. In addition, the player may wager an extra dollar by placing it on his sensor. At the beginning of each game, the dealer pushes a start button on the dealer control box. This activates the sensors and shows on the dealer control box whether or not a player made the extra dollar wager. At the same time, the electronic system picks a dollar prize amount (within predetermined parameters) and a card. Players who wagered the extra dollar have an opportunity to win a portion of the selected dollar prize if their first two cards match the card that has been chosen by the electronic system.

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

        Ten Stix Video

     The Company has designed and developed a video version game of Ten Stix 21 called the "Ten Stix Video" for use in slot machines. In the Ten Stix Video, the player accumulates bonus points as the slot machine is played until a total of ten points are reached. The slot machine then pays an additional "bonus jackpot." Management believes that the attraction for the player is the bonus for staying at the slot machine and a sense of competition in attempting to race to get the ten points. Management further believes that the attraction for the casino is having constant play on a slot machine utilizing the Ten Stix video game. As of the date of this Annual Report, the Company has completed testing the Ten Stix Video in several slot machines located in casinos in the State of California and management intends to make necessary product modifications as suggested by the testing program. Therefore, management does not anticipate generation of any revenues during fiscal year 2004 from the marketing and sale of Ten Stix Video.

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

     Under the terms of the Asset Purchase Agreement, the Company assumed (i) on the part of Summit a liability to Xpectra of up to an aggregate amount of $110,000 related to approximately forty-two updated Pro Shuffle devices and parts; and (ii) two liabilities owed by Summit to Jerry Delferro and Dick Stewart in the approximate amount of $3,000 each. Management of the Company negotiated a settlement of the liability due and owing to Xpectra. During fiscal year 2002, the Company paid $15,000 as settlement of the aggregate liability due to Xpectra and $6,000 to Messrs. Delferro and Stewart. Pursuant to further terms of the Asset Purchase Agreement, the Company agreed to (i) pay the amount of $300,000.00 to Summit as evidenced by the execution of two promissory notes, one payable to Summit in the amount of $220,000, of which $176,673 remains as of this filing, and the other payable to Michael Humecki in the amount of $80,000.00, which was paid in full during the 2002 fiscal year; and (ii) surrender to Summit all of the shares of common stock of Summit held of record by Mr. Sawyer and Mr. Cranford, respectively (an approximate 10% equity interest each). See "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation - Material Commitments."

     In order to facilitate consummation of the Asset Purchase Agreement, an agreement was entered into dated May 1, 2001 among the Company, Thomas Sawyer, Tony Cranford, Michael Humecki, P. Chad Lacerte, Roger Adams, and Summit (the "Agreement"). The purpose of the Agreement was to resolve any and all claims, counterclaims and defenses that Messrs. Humecki, Lacerte and Adams may have against Summit pursuant to ongoing litigation. According to the terms of the Agreement, the parties agreed that (i) the Company would acquire from Mr. Humecki his 10.04% equity interest in Summit (which was returned to Summit);
(ii) the Company would pay Mr. Humecki $100,000, with $20,000 paid by Summit upon execution of the Agreement and $80,000 evidenced by a promissory note (as discussed above); (iii) the Company would sign a security agreement for the benefit of Mr. Humecki as security for the payments under the promissory note; and (iv) Messrs. Humecki, Lacerte, Adams and Summit would waive and release all claims, counterclaims, causes of action and demands, known or unknown, that they have or may claim to have against each other).

     As of the date of this Annual Report, the leasing of the Pro Shuffle generates approximately $7,500 in monthly revenue.

         Marketing and Distribution

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

     The other type of gaming product is a "layout game," which includes all of the other gaming products. The layout game is a table game utilizing a table cover or layout with no electronic system. Management believes that the layout games will typically be leased on a monthly basis at approximately $400.00 per month.

     In general, the marketing of Ten to Win and the Company's other gaming products will involve implementation of either a sales agreement or a leasing arrangement with a third party.

     The Company's gaming products may be subject to approval by state regulatory agencies prior to distribution and marketing the games. State regulations vary regarding which gaming products may be played in that respective state. In general, the Company is required to apply to the respective state regulatory agency for verification that the game is legal under the state's laws and for approval to distribute and market such game. Management believes that in general such approvals are rarely denied by the respective state regulatory agencies, unless the particular game is not legal in that state. See "Part I. Item 1. Description of Business - State Gaming Regulation/Federal Legislation."

         Marketing Strategy

     The Company intends to capture market niches in the gaming industry within the States of Arizona, California, Colorado, Mississippi, Nevada, New Mexico, South Dakota and Wisconsin. Although the Company's principal office is located within the State of Colorado, management believes that the market in Colorado is limited for the Company's gaming products. Therefore, management intends to move into the marketplaces of primary states such as Arizona, Mississippi, New Mexico, Nevada, California, and Wisconsin. By fiscal year ended 2004, management intends to commence marketing its gaming products internationally, including countries such as Africa, Canada, South America, Caribbean Islands and Southeast Asia, which have legalized gaming.

     As of the date of this Annual Report, the Company is currently focusing on marketing its gaming products within the States of Arizona, Colorado, New Mexico, Nevada, South Dakota, Mississippi, California, and Wisconsin by (i) implementation of sales trips and contacts by independent commissioned representatives, (ii) use of direct mail, trade publications and press releases for advertising of the gaming products, and (iii) attendance and display of the gaming products at well-known gaming trade shows and/or conferences. The Company intends to market its gaming products through the use of direct sales and independent commissioned representatives. To aid in the marketing of its gaming products, the Company intends to utilize several marketing approaches including advertising in trade publications, submitting press releases, and continuing its participation in trade shows. The Company's services and gaming products are also electronically advertised on the Company's web page at www.TenStix.com.

     The Company will continue to emphasize use of press releases and independent commissioned representatives in its marketing efforts. Management currently anticipates that participation in trade shows, particularly the Global Gaming Expo, will be a significant source for marketing the Company's products. There are approximately six annual major trade shows that the Company participates in, the largest show, the Global Gaming Expo, is held annually in Las Vegas, Nevada during September/October. During the 2003 Global Gaming Expo, management believes that over 20,000 key gaming executives, casino managers and supervisors attended. The Company obtained 35 key leads and introductions for its various products from U.S. and international casinos. Management has been involved in negotiations with several of these contacts.

     Management intends to direct a significant portion of its marketing efforts toward market penetration in the States of Arizona, Nevada, New Mexico and California, with continued emphasis on the State of Colorado.

          Recent Developments

     The Company has been involved in developing a retail market for its ProShuffle card shufflers. The Company is working with Excalibur Electronics, Inc. in Miami, Florida, and they have developed and are marketing the consumer version shufflers to retail stores throughout the country.

         Strategic Alliances

     None.

         Competitive Business Conditions

     The main competitors of the Company include Shufflemaster, Mikohn, Masque Publishing, and Galaxy Gaming. Shufflemaster markets the Shufflemaster line of playing card shufflers and several table games including "Let It Ride," "Three Card Poker," and "War." The Company considers these games and shufflers to be their main competition with regard to casino business. Mikohn markets "Caribbean Stud" table game among other and also competes with Ten Stix for table game space. Galaxy Gaming has been successful leasing their game, "Lucky Ladies," in multiple markets making them a strong competitor.

         Raw Materials and Supplies

     Not Applicable

         Dependence on One or a Few Major Customers

     The Company believes that the diversity of the products and services it offers helps alleviate the dependence on any one customer or limited group of customers. Through the widespread use of the Company's products and services in gaming industries, the Company will continue to increase its customer base. However, the Company had three customers who accounted for greater than 10% of total revenue each.

         Intellectual Property and Proprietary Rights

     The Company currently holds one registered U.S. trademark. The mark "TEN STIX 21," Trademark Registration No. 2092620, was registered on September 2, 1997.

     The Company currently holds two U.S. registered patents: 1) Pro Shuffle Multi deck automatic card shuffler No. 5718427, used in casinos to shuffle up to 8 decks of cards, and 2) Electronic lighting game No. 6609975, used as an electronic accounting system.

         Need for Government Approval

     With the exception of the requirement that the Company be registered or qualified to do business in the States in which they will be doing business, the products developed and sold by the Company are not subject to approval of any government regulation.

         Effect of Existing or Probable Governmental Regulations

     The Company's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934. As a result of such registration, the Company is subject to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "1934 Act"), which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     The Company is also required to file annual reports on Form 10-KSB and annual reports on Form 10-QSB with the Commission on a regular basis, and will be required to disclose certain events in a timely manner, (e.g. changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     The Company is not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the business of the Company.

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

     The Company's gaming products may also be subject to approval by other state governmental authorities prior to distributing and marketing the games. State regulations vary regarding which gaming products may be played in that respective state and the betting limitations. As of the date of this Annual Report, neither the State of New Mexico nor California have any rules or regulations applicable to the licensing of the Company's gaming products prior to distribution and marketing. Casinos in New Mexico or California are located on Native American reservations and therefore operate under state compacts. In the states which have adopted such rules or regulations, in general, the Company is required to apply to the respective state regulatory agency for verification that the game is legal under the state's laws and for approval to distribute and market such game. In connection with obtaining such a license, management believes that most state regulatory agencies require a background check on and approval of any shareholder owning over a five percent (5%) equity ownership interest before a license will be granted. See "Part I. Item 1. Description of Business - Marketing and Distribution."

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

         Research and Development

     The Company continues to develop new and better shuffling devices. The Shotgun 21 game and Ten to Win game are both still being tested and the new games are being developed.

         Environmental Regulations

     The Company does not believe that it is affected by any rules, which have been enacted or adopted regulating the discharge of material into the environment. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

         Employees

     As of December 31, 2003, the Company had two employees. No union or any other form of collective bargaining unit represents any employee. None of the employees are subject to employment agreements with the Company. The Company believes its relations with its employees are excellent. The Company's success will depend in large part upon its ability to retain its current employee and secure additional employees.

                             CERTAIN BUSINESS RISKS

     The risks and uncertainties described below are not the only ones facing the Company and there may be additional risks that are not presently known or are currently deemed immaterial. All of these risks may impair business operations.

     The Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, as well as risk factors particular to the industries in which it will operate, and will include, among other things, those types of risk factors outlined below.

        Risk that the Company's Common Stock may be deemed a "Penny Stock"

     The Company's common stock may be deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Exchange Act of 1934. Penny stocks are stocks
(i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets of less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.

     A principal exclusion from the definition of a penny stock is an equity security that has a price of five dollars ($5.00) of more, excluding any broker or dealer commissions, markups or markdowns. As of the date of this report the Company's common stock has a price less than $5.00.

     If the Company's Common Stock is at any time deemed a penny stock, section 15(g) and Rule 3a51-1 of the Exchange Act of 1934 would require broker-dealers dealing in the Company's Common Stock to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Rule 15g-9 of the Exchange Act of 1934 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

        Competition

     The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants. Ten to Win and other games of the Company will be competing with well-known, established and popular games in the gaming industry. Management believes that the five most successful specialty games in the united States are (i) "Let it Ride" owned by Shufflemaster, (ii) "Three Card Poker" owned by Shufflemaster, (iii) "Carribean Stud" owned by Mikohn, (iv) "Spanish 21" owned by Masgue Publishing, and (v) "Lucky Ladies" owned by Galaxy Gaming.

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

        Volatile and Limited Market for Common Stock

     As of December 31, 2003, the Company's common stock was quoted on the Bulletin Board under the symbol "TNTI.OB." OTC, or "Over The Counter," securities are issued by companies that either choose not to, or are unable to, meet the standards for listing on the NASDAQ or a national stock exchange. OTC equity securities can be quoted on the Pink Sheets Electronic Quotation Service, or, if the companies meet the SEC reporting requirements and eligibility requirements established by the NASD, such equity securities may be quoted on the NASD OTC Bulletin Board Service.

     The market price of the Company's Common Stock has been and is likely to continue to be highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond the Company's control, including: annual variations in operating results; announcements of technological innovations or new software, services or products by the Company or its competitors; and changes in financial estimates and recommendations by securities analysts. In addition, there have been large price and volume fluctuations in the stock market, which have affected the market prices of securities of many technology and services companies, often unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's Common Stock. In the past, volatility in the market price of a company's securities has often led to securities class action litigation. Such litigation could result in substantial costs and diversion of the Company's attention and resources, which could have a material adverse effect on the Company's business, financial condition and operating results.

        Dependence on Key Employees and Need for Additional Management and Personnel

     Historically, the Company has been heavily dependent on the ability of Tony Cranford and Thomas Sawyer who have contributed essential technical and management experience. The loss of either gentleman's services would have a material adverse effect on the Company's business. However, both gentlemen's interests are closely aligned with those of the Company due to their large ownership interest in the Company. There can be no assurance that it will be able to employ qualified persons on acceptable terms to replace either one should either one become unavailable.

     In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees, as well as, the continued service of its key technology and management personnel and its ability to identify, hire and retain additional qualified personnel, particularly those in the field of computer programming. There can be no assurance that the Company will be able to recruit such qualified personnel to enable it to conduct its proposed business successfully.

        Unascertainable Risks Associated with Potential Future Acquired
Businesses

     To the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

        Risks Associated with Acquisitions and Strategic Relationships

     The Company may acquire other companies or technologies and regularly evaluate such opportunities. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention from other business concerns, amortization of acquired intangible assets; and potential loss of key employees of acquired companies. The Company has no experience in assimilating acquired organizations into our operations.

     No assurance can be given as to the Company's ability to integrate successfully any operations, personnel, services or products that might be acquired in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on the Company's business, financial condition and operating results. The Company has not yet established nor developed any strategic relationships with other gaming companies or manufacturers. Additionally, there can be no assurance that any such relationships, if and when developed, will be maintained, or that if they are maintained, they will be successful or profitable. The Company may not develop any new such relationships in the future. Additionally, to the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks.

        Conflicts of Interest; Related Party Transactions

     The possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Although there is no formal bylaw, stockholder resolution or agreement authorizing any such transaction, corporate policy does not forbid it and such a transaction may occur if management deems it to be in the best interests of the Company and its stockholders, after consideration of all factors. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's stockholders. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management and/or beneficial owners of the Company's common stock may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions. It is the Company's intention that all future transactions be entered into on such terms as if negotiated at arms length, unless the Company is able to receive more favorable terms from a related party.

        Risks Associated with Significant Fluctuations in Annual Operating
Results

     The Company expects to experience large fluctuations in future annual operating results that may be caused by many factors, including the timing of introductions or enhancements to its products by the Company or its competitors; market acceptance of such newly introduced or upgraded products; the pace of development of the market for the Company's such gaming products; changes in strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; changes in the level of operating expenses to support projected growth; and general economic conditions.

        Risks Associated with Management of a Changing Business

     The Company expects operating expenses and staffing levels to increase in the future. In particular, the Company intends to hire additional skilled personnel, including persons with experience in the development, marketing and sales of their products. Competition for such personnel is intense, and there can be no assurance that the Company will be able to find or keep additional suitable persons in the future. The Company expects that future expansion will continue to challenge the Company's ability to successfully hire and retain associates.

     If the Company's revenues do not keep up with operating expenses, the Company's production and release of new and upgraded products do not meet increasing demands, the Company fails to attract, assimilate and retain qualified personnel, or the Company fails to manage the Company's expansion effectively, there could be a material adverse effect on the Company's business, financial condition and operating results. The rapid growth in the use and demand for the Company's gaming products may strain the Company's ability to adequately expand.

        Risks Associated with Delays in Introduction of New Services and
Products

     The Company's future success depends in part on the Company's ability to develop and enhance the Company's products. There are significant technical risks in the development of new products or enhanced versions of existing products. There can be no assurance that the Company will be successful in achieving any of the following: effectively using new technologies; adapting the Company's products to emerging industry standards; developing, introducing and marketing product enhancements; or developing, introducing and marketing new products. The Company may also experience difficulties that could delay or prevent the development, introduction or marketing of these products. Additionally, these new products may not adequately meet the requirements of the marketplace or achieve market acceptance. If the Company is unable to develop and introduce enhanced or new products quickly enough to respond to market or customer requirements, or if they do not achieve market acceptance, the Company's business, financial condition and operating results will be materially adversely affected.

        Risks Associated with Dependence on Intellectual Property Rights

     The Company presently holds two patents and one trademark. The Company intends to seek additional copyright and trademark protection of its trade names and products. The Company's success and ability to compete are dependent to a degree on the Company's name and product recognition. Accordingly, the Company will primarily rely on copyright, trade secret and trademark law to protect its product and brand names of products or under which the Company conducts its business. Effective trademark protection may not be available for the Company's trademarks. There can be no assurance that the Company will be able to secure significant protection for the Company's trademarks.

     The Company's competitors or others may adopt product or service names similar to the Company's, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. The Company's inability to adequately protect its product, brand, trade names and trademarks would have a material adverse effect on the Company's business, financial condition and operating results. Despite any precautions the Company takes, a third party may be able to copy or otherwise obtain and use the Company's software or other proprietary information without authorization or to develop similar software independently.

     Policing unauthorized use of the Company's products are made especially difficult by the global nature of the Internet and the difficulty in controlling the ultimate destination or security of products or other data. The laws of other countries may afford the Company little or no effective protection for the Company's intellectual property.

     There can be no assurance that the steps the Company takes will prevent misappropriation of the Company's technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights; protect the Company's trade secrets; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the Company's business, financial condition and operating results.

        Risks Associated with Infringement

     The Company may in the future receive notices of claims of infringement on other parties' proprietary rights. There can be no assurance that claims for infringement or invalidity (or any indemnification claims based on such claims) will not be asserted or prosecuted against the Company. Any such claims, with or without merit, could be time consuming and costly to defend or litigate, divert the Company's attention and resources or require the Company to enter into royalty or licensing agreements. There can be no assurance that such licenses would be available on reasonable terms, if at all, and the assertion or prosecution of any such claims could have a material adverse effect on the Company's business, financial condition and operating results.

        Risks Associated with Entering New Markets

     One element of the Company's strategy is to leverage the Company's brand names of products that the Company provides. No assurance can be given that the Company will be able to compete successfully in any such new markets. There can be no assurance that the Company's marketing efforts or the Company's pursuit of any new opportunities will be successful. If the Company's efforts are not successful, the Company could realize less than expected earnings, which in turn could result in a decrease in the market value of the Company's Common Stock. Furthermore, such efforts may divert management attention or inefficiently utilize the Company's resources.

        Substantial Doubt that the Company Can Continue as a Going Concern

     The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern.

        New and Uncertain Markets and Technology; Unproven Market Acceptance

     Factors that may adversely affect the Company's operating results include, but are not limited to, the Company's ability to attract consumers/users at a steady rate and maintain consumer/user satisfaction, the Company's ability to maintain or increase sales productivity, the introduction of new or enhanced sites and services, the amount of expenditures for online advertising by businesses, the level of use of online services and consumer acceptance of the Internet for services such as those the Company offers, the Company's ability to upgrade and develop its systems and the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business and infrastructure and general economic conditions. The markets for the Company's products and services have only recently begun to develop, are rapidly changing and are characterized by low barriers to entry. There can be no assurance that the markets for the Company's products and services will develop at the pace anticipated and even if the market emerges that it will become economically sustainable. Additionally, it is becoming increasingly important that strategic relationships with larger, more financially sound, and well-known entities be entered into to obtain exposure to a large number of users, sponsors and advertisers. There is no assurance that these strategic relationships can be developed and agreements entered into.

        Future Capital Needs; Uncertainty of Additional Funding

     No assurance can be given that the Company will be able to conduct its marketing and product development programs as planned, or that change in the Company's marketing and product development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such proceeds before such time. Contingencies may arise that require the Company to obtain additional funding before that time. The Company's future capital requirements will depend on many factors, including continued product development programs, the magnitude of these programs, the time and expense involved in obtaining new customers, competing technological and market developments, the establishment of additional collaborative arrangements, the costs involved in filing and prosecuting and enforcing copyright and trademark claims, establishing marketing programs and conducting commercialization activities and arrangements for new products and services.

        Substantial Future Sales of Stock; Dilution

     There may be substantial sales of the Company stock, common or preferred. Sales of substantial amounts of stock could have a material dilutive effect on shareholders. Additionally, it may be necessary to offer warrants or options to obtain strategic relationships or to raise additional capital. All of these issuances will dilute the holdings of existing shareholders thereby reducing such holder's percentage ownership.

        No Dividends

     The Company anticipates that it will use any funds available to finance its growth and that it will not pay cash dividends to stockholders in the foreseeable future.

        Risk of Technical Obsolescence

     The Company operates in an ever-evolving field. Developments are expected to continue at a rapid pace in the industry in general. Competition from other producers, large companies, joint ventures, research and academic institutions and others is intense and expected to increase. Many of these companies and institutions have substantially greater capital resources, research and development staffs and facilities than the Company, and many have substantially greater experience in conducting testing, manufacturing and marketing of products. These entities represent significant long-term competition for the Company. There can be no assurance that developments by others will not render the Company's technologies and future products obsolete or noncompetitive. In addition, the Company's competitors might succeed in developing technologies and products that are more effective than those that are being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive. See above "Competitive Business Conditions."

        Limited Current Sales and Marketing Capability

     The Company has limited experience in sales, marketing and distribution. To market its products, the Company may both hire and retain the necessary personnel to distribute and market the product or enter into collaborative arrangement or distribution agreements with third parties who will market such products or develop its own marketing and sales force with technical expertise and supporting distribution capability. There can be no assurance that the Company will be able to hire or retain the personnel with sufficient experience and knowledge to distribute and market its products or be able to enter into collaborative or distribution arrangements or develop its own sales force, or that such sales and marketing efforts, including the efforts of the companies with which the Company will enter into agreements will be successful.

        No Guarantee of Continued Listing on OTC Bulletin Board

     There is no guarantee that the Company's common stock will continue to be listed on the pink sheets or on any other published medium including but not limited to the OTC Bulletin Board or any publication by the National Quotation Bureau, Incorporated or any by similar successor organizations, or by any member firm of the New York Stock Exchange, or other American Exchange, NASDAQ, or NASD related entity.

        History of Losses; Uncertainty of Future Profitability

     As of December 31, 2003, the Company had accumulated significant net losses. The development of the Company's products will require the commitment of substantial resources to increase its advertising, marketing and distribution of its existing products and to complete the testing manufacturing, marketing and distribution of said new products. These expenditures are expected to result in substantial and increasing losses over the next six months. There can be no assurance that the Company will not incur substantial and continuing net losses beyond the next six months or that the Company will ever reach profitability. Furthermore, there can be no assurance the Company's products will meet the expectations and effectiveness required to be competitive in the market place, that the Company will enter into arrangements for product development and commercialization, successfully market its software products, or achieve customer acceptance.

        Reports to Security Holders

     Copies of the Company's reports, as filed with the Securities and Exchange Commission, are available and can be accessed and downloaded via the internet at http://www.sec.gov/cgi-bin/srch-edgar, and simply typing in "Ten Stix, Inc."

Item 2.  Description of Property.

     The Company does not own any real estate or other properties. The Company's principal office is maintained at 3101 Riverside Drive, Idaho Springs, Colorado 80452, which consists of an office area, a show room and work area, and storage space. The Company leases its office space at $650.00 per month from Mr. Tom Sawyer, the President of the Company. Mr. Sawyer holds title to the real property, which is encumbered by a mortgage. The property consists of approximately 1,100 square feet. Management believes that the Company's offices are adequate for its reasonable foreseeable needs. The Company does not intend to acquire any properties at the current date.

     In the event the Company generates sufficient revenues to adequately fund operational expenses in the future, management intends to enter into a lease arrangement with Mr. Sawyer, which provides for payment of the rental of such premises on terms favorable to the Company as may be obtained from an unrelated third party.

Item 3.  Legal Proceedings.

        Rapid Funding, LLC v. Ten Stix, Inc.

     The Company is a defendant in the matter of Rapid Funding, LLC v. Ten Stix, Inc., filed subsequent to the date of this report on February 17, 2004, in the District Court for the County of Jefferson, State of Colorado, Case No. 04-CV-0461. Included as additional defendants in this case are Tony A. Cranford and Thomas E. Sawyer, each being an officer and director of the Company.

     The background for this action arises out of a secured loan made on or about June 28, 2002 by Rapid Funding LLC to Jodi and Robert Stevens in the amount of $163,500. The Stevens pledged 305,000 shares of common stock of the Company as collateral for this loan. As additional security for the loan, Tony Cranford and Thomas Sawyer each pledged 4,500,000 shares of common stock they owned in the Company for repayment of the loan. The Stock Pledge Agreement executed by the parties allowed Rapid Funding, as secured party, to sell, assign or deliver any of the pledged stock at a public or private sale in order to satisfy and repay the loan, in the event the Stevens default on their loan obligations. Subsequently, the Stevens defaulted under the terms of the loan documents. On November 24, 2003, a UCC sale of the pledged stock was held and Rapid Funding was the prevailing bidder. Thus, Rapid Funding became the owner of 9,582,500 shares of the Company's common stock, being approximately 48.8% of all issued and outstanding shares in the Company. Thereafter, the Company, Rapid Funding and Messrs. Cranford and Sawyer entered into a series of "standstill" agreements in order to work out their dispute. These agreements expired on February 13, 2004.

     On February 17, 2004, Rapid Funding commenced the subject litigation asserting breach of the "standstill" agreements and, by subsequent amendment to its Complaint, various other claims including, without limitation, breach of agreement and breach of fiduciary duty. Rapid Funding initially alleged that it was being unlawfully diluted in connection with the Company's undertaking to issue 470,000,000 shares pursuant to a merger without having first obtained shareholder consent, which issuance and transaction was later reversed. On February 17, 2004, Rapid Funding was granted a temporary restraining order prohibiting the Company and Messrs. Cranford and Sawyer from issuing any additional shares of the Company's common stock and prohibiting the sale, assignment, pledge or encumbrance of any of the Company's assets. Thereafter, on March 3, 2004, the Court entered a Preliminary and Mandatory Injunction which prohibited the issuance by the Company of any shares of common stock, prohibited the sale, assignment, pledge or encumbrance of the Company's assets and, additionally, set forth the requirement that a meeting of the Company's shareholders be held.

     Thereafter, on April 6, 2004, the parties entered into a final stipulation which provided, among other things, for the transfer by Mr. Cranford and Mr. Sawyer to Rapid Funding of all of their respective shares of capital stock of the Company and the deliver duly signed and acknowledged stock powers to convey all of foregoing shares of the Company's stock, and the other shares of the Company stock previously foreclosed upon by Rapid Funding. It was further agreed that a shareholder's meeting of the Company would be conducted which would, among other things, elect Messrs. Cranford and Sawyer as directors for the ensuing year and approve of new Articles of Incorporation which would change the domicile of the Company to Nevada. After approval of new Articles of Incorporation, the Company agreed to issue to Rapid Funding 11,000,000 shares of restricted common stock in consideration of the settlement of the litigation and the Preliminary and Mandatory Injunction being vacated and terminated. Moreover, Rapid Funding agreed to sell to the Company all of its shares of the Company's common stock, whether now owned or hereafter acquired or received, in exchange for $200,000.00 in cash payable in 12 monthly installments commencing no later than July 1, 2004. Until this purchase price is paid in full, the Company agrees to refrain from issuing any new shares of its capital stock or any other rights to acquire capital stock that would dilute the percentage ownership of Rapid Funding in the Company below 51% of the outstanding common stock. In this regard, the Company must provide Rapid Funding with certified monthly reports that detail the exact amount of capital stock, or any other rights to acquire capital stock, issued by the Company to confirm that there is no threat of dilution to Rapid Funding's minimum ownership interest. The Stipulation contains a series of additional restrictions including, without limitation, limitations on salaries payable to Messrs. Cranford and Sawyer, restrictions on the sale of assets of the Company and limitations on indebtedness, which may be incurred by the Company. In the event of default in the terms of the Stipulation, Rapid Funding is entitled to petition for re-institution of the preliminary injunction against the Company and entry of judgment against Messrs. Cranford and Sawyer, jointly and severally, in the amount of the unpaid balance of the $200,000 payable to Rapid Funding, provided that, in no event, shall such judgment be in an amount exceeding $90,000.00.

     The foregoing provides a summary of pertinent provisions set forth in the Stipulation entered into by the parties to settle and resolve the subject litigation. For further information concerning the Stipulation, please see the Company's Form 8-K filed on May 4, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our shareholders during the fourth quarter of 2003.

                                     PART II
                                     -------
Item 5.  Market For Common Equity and Related Stockholder Matters.

     As of the date of this Annual Report, the Company's Common Stock trades on the Over-the-Counter Bulletin Board under the symbol "TNTI.OB." The Company's Common Stock commenced trading on the OTC approximately second quarter of 2002. The market for the Company's Common Stock is limited, volatile and sporadic and the price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company's shares, and other factors. The following table sets forth the high and low sales prices relating to the Company's Common Stock for the last fiscal year since commencement of trading. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

         Fiscal 2003                                 High                       Low
         ----------------------------------------------------------------------------
         First Quarter (1)                           $1.01                      $0.60
         Second Quarter (1)                          $0.85                      $0.35
         Third Quarter (1)                           $0.42                      $0.04
         Fourth Quarter (1)                          $0.10                      $0.02

         Fiscal 2002                                 High                       Low
         ----------------------------------------------------------------------------
         First Quarter                               n/a                        n/a
         Second Quarter                              $3.11                      $0.25
         Third Quarter                               $1.80                      $0.51
         Fourth Quarter                              $1.90                      $0.73

         (1) This represents the closing bid information for the stock on the Non-Nasdaq OTC. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

     All of the above information was listed as reported by the National Association of Securities Dealers Composite feed or other qualified inter-dealer quotation medium.

        Holders

     There were approximately 255 holders of record of the Company's Common Stock as of May 5, 2004.

        Dividends

     The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

        Recent Issuance of Registered Securities

     On November 18, 2003, the Company authorized the issuance of 600,000 unrestricted shares of common stock to David Keaveney, pursuant to Corporate Image Agreement dated September 11, 2003. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona which was granted on November 12, 2003.

     On December 4, 2003, the Company issued 600,000 unrestricted shares of common stock to David Keaveney, pursuant to Corporate Image Agreement dated September 11, 2003. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona which was granted on November 12, 2003.

        Recent Sale of Unregistered Securities

     During the 4th quarter covered by this report, the Company sold unregistered and restricted shares of its common stock in the following transactions:

     On October 14, 2003, the Company authorized the issuance of 20,000 restricted shares of Common Stock to Empire Relations Group Inc., pursuant to a Consulting Services Agreement. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.

     On November 7, 2004, the Company issued 500,000 restricted shares of Common Stock to DK Holdings, LLC pursuant to the terms of a Consulting Services Agreement. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.

     On November 14, 2003, the Company authorized the issuance of 470,238,120 shares of common stock to fifteen separate individuals and entities in anticipation of a merger with WayCool3D. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under
Section 4(2) and 4(6) of the Securities Act of 1933.

     On November 16, 2003, the Company authorized the cancellation of the merger between Ten Stix, Inc. and WayCool3D, pursuant to the cancellation, 470,238,210 shares of Ten Stix Common Stock issued as part of the merger were returned and cancelled.

     On December 17, 2003, the Company issued 175,000 restricted shares of common stock to American Registrar & Transfer, in exchange for services rendered to the Company in the amount of $1,750. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under
Section 4(2) and 4(6) of the Securities Act of 1933.

        Subsequent Events

     On January 14, 2004, the Company issued 1,200,000 unrestricted shares of common stock to David Keaveney, pursuant to Corporate Image Agreement dated September 11, 2003. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona which was granted on November 12, 2003.

     On February 26, 2004, Ten Stix requested, the return of Preferred Stock shares from Mercatus, Certificate No. 1021 for 5,725 shares and No. 1020 for 8,588 shares, in consideration of loan funding that was never delivered to the Company.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

        Cautionary Forward - Looking Statement

     This section and other parts of this Form 10-KSB contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

      -        the volatile and competitive nature of the software business,
      - the uncertainties surrounding the rapidly evolving markets in which the Company competes,
      - the uncertainties surrounding technological change and the Company's dependence on computer systems,
      -        the Company's dependence on its intellectual property rights,
      -        the success of marketing efforts by third parties,
      -        the changing demands of customers and
      - the arrangements with present and future customers and third parties.

     Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 7 of this Form 10-KSB. See "Part II, Item 7. Financial Statements." All information presented herein is based on the Company's fiscal calendar.

        Fiscal Year Period Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

     The Company's net loss for fiscal year ended December 31, 2003 was approximately ($576,982) compared to a net loss of approximately ($145,012) for fiscal year ended December 31, 2002 (an increase of $431,970). Total revenue for fiscal years ended December 31, 2003 and 2002 were $94,981 and $123,274, respectively (a decrease of $28,293). Total revenue generated during fiscal year ended December 31, 2003 was comprised of (i) $90,726 in lease income; (ii) $200 in equipment sales; and, (iii) 3,965 in royalties income. Total revenue generated during fiscal year ended December 31, 2002 was comprised of (i) $99,225 in lease income and (ii) $24,049 in equipment sales. The decrease in revenue during fiscal year ended December 31, 2003 was primarily due to a decrease in the number of shufflers sold to casinos. During fiscal year ended December 31, 2003, the Company incurred operating expenses of $562,912 compared to $337,682 of operating expenses incurred during fiscal year ended December 31,2002 (an increase of $225,230). Operating expenses for fiscal year ended December 31, 2003 primarily consisted of: (i) $502,915 as selling, general and administrative expenses; (ii) $49,153 as depreciation expense; and, (iii) $10,844 as amortization expense. Operating expenses for fiscal year ended December 31, 2002 primarily consisted of: (i) $276,770 as selling, general and administrative expenses; (ii) $45,611 as depreciation expense; (iii) $10,844 as amortization expense; and, (iv) $4,457 in cost of sales.

     The increase in operating expenses during fiscal year ended December 31, 2003 compared to fiscal year ended December 31, 2002 was primarily due to a increase in salaries, contract labor, and general and administrative expenses resulting from an increase in emphasis on scale and scope of overall corporate activity pertaining to the marketing and distribution of the Company's gaming products. General and administrative expenses generally include corporate overhead, administrative management, consulting costs and professional fees.

     The Company also incurred $20,309 as interest expense during fiscal year ended December 31, 2003 as compared to $25,604 as interest expense during fiscal year ended December 31, 2002.

        Liquidity and Capital Resources

     Since inception, the Company has focused primarily on the research, development and design of its products, and generated minimal revenues. During prior fiscal years, the principals of the Company invested personal funds and arranged for loans and/or lines of credit from private lenders to support the business operations of the Company. As of the date of this Annual Report, management of the Company believes that an estimated $500,000 is required over the next fiscal year for payment of expenses associated with the ongoing business operations of the Company. The Company generated $94,891 in total revenue during fiscal year ended December 31, 2003 and $123,274 in total revenue during fiscal year ended December 31, 2002. Management anticipates that overall generation of revenues will increase on an annual basis based on existing contracts and marketability of its gaming products. Management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to successfully generate revenues from the marketing of its gaming products and to obtain advances from certain investors and related parties, as necessary. The Company has only recently generated sufficient cash flow to partially fund its operations and activities. The Company may experience a liquidity crisis and be required to raise additional capital. Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of its stock or through loans from private investors, although there can be no assurance that the Company will be able to obtain such financing.

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

        Fiscal Year Ended December 31, 2003

     As of December 31, 2003, the Company's current assets were $11,001 and its current liabilities were $499,547, which resulted in a working capital deficit of $488,546. As of December 31, 2003, current assets were comprised of: (i) $3,487 in inventory; (ii) $3,614 in cash and (iii) $3,900 in receivables. As of December 31, 2003, current liabilities were comprised of: (i) $191,633 in notes payable; (ii) $76,500 in notes payable to shareholders; (iii) $140,804 in accounts payable to related parties; and, (iv) $90,610 in accounts payable and accrued expenses. As of December 31, 2003, the Company's total assets were $273,224 and its total liabilities were $499,547. As of December 31, 2003, the Company's total assets exceeded its total liabilities by $226,323. As of December 31, 2003, the Company's total assets consisted primarily of (i) $11,001 as current assets; (ii) $134,545 in net cost equipment; (iii) $75,692 in net intangible assets (consisting of costs associated with the acquisition of patents, copyrights and licenses which are amortized over lives ranging from 5 to 11 years); and, (iv) $51,986 in non-current inventory. As of December 31, 2003, the Company's total liabilities consisted of $499,547 as current liabilities. The Company's stockholders' equity decreased from $111,647 for fiscal year ended December 31, 2002 to a deficit of ($226,323) for fiscal year ended December 31, 2003. For fiscal year ended December 31, 2003, net cash flow used by operating activities was ($123,467) compared to net cash flow used by operating activities of ($112,756) for fiscal year ended December 31, 2002. The increase in net cash used by operating activities during fiscal year ended December 31, 2003 compared to December 31, 2002 resulted primarily from a net loss of ($576,982) incurred during fiscal year ended December 31, 2003 compared to a net loss of ($145,012) incurred during fiscal year ended December 31, 2002.

     During fiscal year ended December 31, 2003, net cash flows provided by investing activities was $1,875 compared to $2,957 during fiscal year ended December 31, 2002, which relates primarily to the proceeds from the sale of equipment.

     Net cash flows provided by financing activities was $117,135 during fiscal year ended December 31, 2003 compared to net cash flows provided by financing activities of $117,563 during fiscal year ended December 31, 2002. Cash flows provided by financing activities for the fiscal year ended December 31, 2003 were primarily attributable to: (i) $147,162 in proceeds from sale of shares of Common Stock; and, (ii) $25,500 in loans from shareholders.

        Sources Of Funding For Material Commitments And Working Capital.

     Asset Purchase Agreement. A significant and estimated material commitment for the Company for fiscal year 2004 is the amount of $176,673 due and owing under the terms of an asset purchase agreement entered into with Summit International Group, Inc. dated May 1, 2001 (the "Asset Purchase Agreement"). Pursuant to the terms of the Asset Purchase Agreement, the Company agreed to pay the amount of $300,000.00, as evidenced by the execution of two promissory notes. The first promissory note dated May 1, 2001 was in the amount of $80,000 and was payable to Michael Humecki (the "Humecki Promissory Note"). As of the date of this Annual Report, the Company has paid the Humecki Promissory Note in full. The second promissory note dated May 1, 2001 is in the amount of $220,000.00 and is payable to Summit International Group, Inc. (the "Summit Promissory Note"). The terms of the Summit Promissory Note require the Company to make payments to Summit after payment in full is made by the Company of the Humecki Promissory Note as follows: (i) on the 15th of each month commencing after the Humecki Promissory Note, the greater of either (a) 50% of gross revenues collected during the prior month from the lease or sale by the Company of any of the assets acquired by the Company pursuant to the Asset Purchase Agreement (including the Pro Shuffle) or (b) $2,000.00, (ii) on the 15th of the month after the receipt of 25% of aggregate gross funds raised by the Company at any time on or after May 1, 2001 pursuant to any private or public offering of its securities (but such 25% shall not be paid on the first $100,000 of funds so raised by the Company and not until after payment in full of the Humecki Promissory Note); and (iii) interest at the rate of 8% per annum commencing May 1, 2004 on any portion of the $220,000.00 outstanding on the first of each month payable monthly. As of the date of this Annual Report, the Company has paid Summit an amount of $43,327 under the terms of the Summit Promissory Note.

     Loans from Shareholders. A significant and estimated material commitment for the Company for fiscal year 2003 is the amount of $66,000.00 due and owning certain shareholders of the Company. During fiscal year 2002, certain shareholders of the Company advanced an aggregate of $66,000.00 to the Company pursuant to notes payable. The terms of the notes payable provide that the notes are payable upon demand, are non-interest bearing, and may be converted into an undetermined number of shares of the Company's restricted Common Stock.

        Plan Of Operation

     As of the date of this Annual Report, the Company does not have any material commitments other than those described above nor does management anticipate any further material commitments within the next twelve months. It is anticipated that any expenditures to be incurred by the company will be operational. Management anticipates that a substantial portion of the initial budget of $500,000 for the twelve-month work plan, which includes such expenditures, will be funded pursuant to public or private offerings, including the private placement offerings described above under Regulation D, Rule 506, and Regulation S, of its debt or equity securities and future advancements. The Company may not be able to raise such funds and, therefore, the successful marketing of its products may not be accomplished. From the date of this Annual Report, management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to obtain advances from certain investors and related parties. In the event the Company is unable to obtain advances from certain investors and related parties, management believes that the Company can satisfy its cash requirements for approximately the next three months from its liquid assets. As of the date of this Annual Report, the Company has generated little revenue from operations, has a working capital deficit and a retained earnings deficit. Therefore, the Company has been deemed a "going concern" by its independent auditors, HJ & Associates, LLC, as noted in the financial statements attached hereto. There is substantial doubt that the Company will be able to retain its status as a "going concern", that is assumption of the continuity of operations of the Company in the absence of evidence to the contrary. Management believes it can maintain its status as a "going concern" based on its ability to raise funds pursuant to future public and private offerings and to obtain advances and minimize operating expenses by not duplicating expenses or incurring needless expenses.

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

        Audit Committee

     As of the date of this Annual Report, the Company has not appointed members to an audit committee. As of the date of this Annual Report, no audit committee exists. Therefore, the role of an audit committee has been conducted by the Board of Directors of the Company. The Company intends to establish an audit committee. When established, the audit committee will be comprised of at least two disinterested members. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be: (i) to serve as an independent and objective party to monitor the Company's financial reporting process and internal control system; (ii) to review and appraise the audit efforts of the Company's independent accountants; (iii) to evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) to oversee management's establishment and enforcement of financial policies and business practices; and (v) to provide an open avenue of communication among the independent accountants, management and the Board of Directors. The Board of Directors has considered whether the provision of such non-audit services would be compatible with maintaining the principal independent accountant's independence. During the fiscal years ended December 31, 2003 and 2002, the aggregate fees billed by the Company's auditors, for services rendered for the audit of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was $24,000 and $28,860, respectively. Financial Information Systems Design and Implementation Fees during fiscal year ended December 31, 2003, the Company did not incur any fees for professional services rendered by its principal and former independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company's information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements. All Other Fees During fiscal year ended December 31, 2003, the Company did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

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

Item 7.  Financial Statements.

     The Financial Statements of Ten Stix, Inc. are listed on the Index to Financial Statements set forth on page F-2.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III
                                    --------
Item 9. Directors, Executive Officers, Promoters and Control Persons Compliance with Section 16(a) of the Exchange Act.

     See Item 11 for information on the beneficial ownership of the Company's securities.

     (a) .....Identity of Directors and Executive Officers.

         Name.....                  Age              Position

         Thomas E. Sawyer           55               Director and President/Treasurer and
                                                     Chief Executive Officer

         Tony A. Cranford           52               Director and Vice President/Secretary

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

     TONY A. CRANFORD has been the Vice President/Secretary and a Director of the Company since January 10, 1996 (inception). Prior to working in the gaming industry, Mr. Cranford was involved in the entertainment business for a period of twenty-four years. Over the past fourteen years, Mr. Cranford has established a career within the gaming industry and recently resigned as a table game manager from the Lodge Casino in Blackhawk, Colorado. The Lodge Casino is well known in Colorado for its table games. Mr. Cranford was responsible for setting up all internal controls, hiring personnel, including dealers and floor supervisors. He also established and arranged all table game areas and games. Mr. Cranford owned and operated a successful bingo hall in Texas from 1986 to 1990. Mr. Cranford was one of the inventors of the Pro-Shuffle, which is a patented multi-deck card shuffler. Mr. Cranford also possesses key gaming licenses that require passing extensive background checks relating to personal and financial information. He attends on an annual basis many conferences such as the World Gaming Conference and the National Indian Gaming Conference.

     There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

        Directorships

     No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

        Family Relationships

     There are no family relationships between any of the directors, officers or employees of the Company.

        Involvement in Certain Legal Proceedings.

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

        Section 16 (a) Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

     Based on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons as of the date of the filing of this report, the Company believes that for the fiscal year ended December 31, 2003, all the officers, directors and more than 10% beneficial owners have complied with the above described filing requirements.

Item 10.  Executive Compensation.

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                           SUMMARY COMPENSATION TABLE

                                                                                Long Term Compensation
                                    Annual Compensation                         Awards                      Payouts
                         ------------------------------------------------------------------------------------------
                                                                                    Securities              All
                                                          Other                     Underlying              Other
                                                          Annual       Restricted   Options/     LTIP      Compen-
Name and                 Year or                          Compen-      Stock        SAR's        Payouts    sation
Principal                Period  Salary     Bonus         sation)      Awards       (#)          ($)        ($)
Position                 Ended   ($)        ($)           ($)
(a)                      (b)     (c)        (d)           (e)          (f)          (g)          (h)        (i)
-------------------------------------------------------------------------------------------------------------------
Thomas E. Sawyer         2003    $43,500     0            $9,384*      0            0            0          0
President and CEO        2002    $39,000     0            $4,480*      0            0            0          0
                         2001    $0          0            $0           0            0            0          0

Tony A. Cranford         2003    $43,500     0            $0           0            0            0          0
Vice President           2002    $39,000     0            $0           0            0            0          0
                         2001    $0          0            $0           0            0            0          0

____________________

* The Company has the distributorship rights to market a card game called
"Bonus 6" after entering into an assignment agreement dated December 28, 2000 in which (i) Mr. Sawyer agreed to assign to the Company his distribution rights, previously obtained under an agreement with the owner of "Bonus 6", to market and distribute "Bonus 6" within the United States, excluding the State of Colorado, and (ii) the Company agreed to assume the obligations under the previous distribution agreement as such obligations pertain to the marketing and distribution of "Bonus 6" within the United States, excluding the State of Colorado. Prior to the assignment agreement, the Mr. Sawyer had individually marketed and distributed "Bonus 6" to casinos within the State of Colorado and he receives a 40% commission on gross revenues generated from the sale or lease of "Bonus 6" to these casinos on a monthly basis. During 2003 and 2002, Mr. Sawyer received $9,384 and $4,480 in commissions, respectively. Additionally, the Company has allowed its rights to "Bonus 6" to expire during 2003.

        Employment Contracts

     None.

        Other Contracts

     None.


        Stock Options and Warrants

     On September 11, 2003, the Company's 2003 Stock Plan (the "Plan") was adopted and approved by the Board of Directors. The Plan has authorized 15,000,000 shares of common stock of the Company to that may be granted to employees, officers, and directors of the Company in the form of both incentive and non qualified stock options.

     As of the date of this report no options or other grants have been made pursuant to the Plan.

        Option Grants Table

     The following tables reflect certain information, with respect to stock options granted under the Company's stock option plans to certain executive officers and directors during fiscal 2003.

                     Options/SAR Grants In Last Fiscal Year

                                            Number Of         % Of Total
                                            Securities        Options
                                            Underlying        Granted To        Exercise
                                            Options           Employees         Or Base
                                            Granted           In Fiscal         Price            Expiration
Name                                        (#)               Year(%)           ($/Sh)(1)        Date
-----------------------------------------------------------------------------------------------------------
Thomas Sawyer                                 0                0                 0                0
Tony Cranford                                 0                0                 0                0

Option Exercise and Year End-Value Table

     The following tables reflect certain information, with respect to the exercise of stock options by certain executive officers during fiscal 2003:

Aggregated Option/Sar Exercises In The Last Fiscal Year And Year-End Option/Sar Value

                                                                       Number Of
                                                                       Securities                Value Of
                                                                       Underlying                Unexercised
                                                                       Unexercised               In-The-Money
                                                                       Options At                Options At
                                                                       Fy-End(#)                 Fy-End($)
                                                                       --------------------------------------
                               Shares          Value
                             Acquired On     Realized                Exercisable (E)/               Exercisable (E) /
Name                         Exercise(#)       ($)                   Unexercisable (U)              Unexercisable (U)

---------------------------------------------------------------------------------------------------------------------------
Thomas E. Sawyer                  0             0                     0 (E)  / 0 (U)                0 (E) /  0 (U)
Tony A. Cranford                  0             0                     0 (E)  / 0 (U)                0 (E) /  0 (U)

-----------------

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     (a) Security Ownership of Certain Beneficial Owners

     The following table sets forth security ownership information as of the close of business on December 31, 2003, for any person or group, known by the Company to own more than five percent (5%) of the Company's voting securities.

                                                     Number of
                                                     Shares                Percent of
                                                     Beneficially          Outstanding
Name of Beneficial Owner                             Owned                 Shares
---------------------------------------------------------------------------------------------------------------------------

Thomas E. Sawyer                                     2,795,750             13.30%
3101 Riverside Drive
Idaho Springs, CO 80452

Tony A. Cranford                                     2,386,350             11.35%
12252 W. Chenango Drive
Morrison, CO 80465

Rapid Funding, LLC                                   9,582,500             45.59%
c/o Andrew Miller
1405 Adams Street
Denver, CO 80206

        (b) Security Ownership of Management

     The following table sets forth security ownership information as of the close of business on December 31, 2003, of all directors, executive officer listed in the "Summary Compensation Table" set forth herein, and all directors and executive officers as a group.

                                                     Number of
                                                     Shares                Percent of
                                                     Beneficially          Outstanding
Name of Beneficial Owner                             Owned(1)              Shares
---------------------------------------------------------------------------------------

Thomas E. Sawyer                                     2,795,750             13.30%
3101 Riverside Drive
Idaho Springs, CO 80452

Tony A. Cranford                                     2,386,350             11.35%
12252 W. Chenango Drive
Morrison, CO 80465

Officers and Directors as a Group                    5,182,500             24.65%

        (c) Changes in Control.

     On April 8, 2004, subsequent to the period of this report, pursuant to a stipulation in settlement of the matter of Rapid Funding, LLC v. Ten Stix, Inc., et al., Case Number 04 CV 0461, in the District Court of Jefferson County, Colorado, Rapid Funding, LLC acquired additional shares of the Company's common stock so that it then owned an aggregate of 14,764,750 shares (representing 66.39% of then outstanding shares of common stock of the Company) and received from the Company the right to an additional 11,000,000 shares of the Company's common stock. A change in control of the Company has occurred due to the substantial stock ownership now held by Rapid Funding LLC.

     On November 18, 2003, as a result of a UCC foreclosure sale on an obligation due from Robert and Jodi Stevens, Rapid Funding LLC increased its ownership to an aggregate of 9,582,500 shares of the Company's common stock. Included in these shares were 4,500,000 shares pledged by Tony A. Cranford, an officer and director of the Company, and 4,500,00 shares pledged by Thomas E. Sawyer, an officer and director of the Company. Neither Mr. Cranford nor Mr. Sawyer were personally obligated on the indebtedness due and owing from Robert and Jodi Stevens to Rapid Funding, LLC. Thereafter, on April 8, 2004, pursuant to the Stipulation, Rapid Funding LLC received ownership of an additional 2,386,350 shares from Tony A. Cranford and an additional 2,795,750 shares from Thomas E. Sawyer and his wife.

     The stipulation also provides that the Company shall pay, in installments payable over 12 months commencing no later than July 1, 2004, a total of $200,000 to Rapid Funding, LLC in exchange for which the Company shall purchase and acquire all shares of the Company's common stock owned by Rapid Funding, LLC.

        (d) Securities Authorized for Issuance Under Equity Compensation Plans.

                                                     --------------------- ------------------- ----------------------
                                                     Number of             Weighted-average    Number of securities
                                                     --------------------  exercise price of   remaining available
                                                     Securities to be      outstanding         for future issuance
                                                     issued upon           options, warrants   under equity
                                                     exercise of           and rights          compensation plans
                                                     outstanding                               (excluding
                                                     options, warrants                         securities reflected
                                                     and rights                                in column (a))
                  ---------------------------------- --------------------- ------------------- ----------------------
                  ---------------------------------- --------------------- ------------------- ----------------------
                                                             (a)                  (b)                   (c)
                  ---------------------------------- --------------------- ------------------- ----------------------
                  ---------------------------------- --------------------- ------------------- ----------------------
                  Equity compensation plans
                  approved by security holders
                                                              0                     0                    0
                  ---------------------------------- --------------------- ------------------- ----------------------
                  ---------------------------------- --------------------- ------------------- ----------------------
                  Equity compensation plans
                  Not approved by security holders
                                                              0                     0                    0
                  ---------------------------------- --------------------- ------------------- ----------------------
                  ---------------------------------- --------------------- ------------------- ----------------------

                  ---------------------------------- --------------------- ------------------- ----------------------
                  ---------------------------------- --------------------- ------------------- ----------------------
                  Total                                       0                     0                    0
                  ---------------------------------- --------------------- ------------------- ----------------------


Item 12.  Certain Relationships and Related Transactions.

        New Company Debt

     On November 19, 2003, the Company received a loan from John Zavoral in the amount of $20,000, with no interest, payable on demand.

        Resolution of Company Debt

     None.

        Other Subsequent Events

     Subsequent to the period covered by this report, on February 25, 2004 the 2003 Stock Option Plan was Amended and Restated to provide for the issuance of Nonqualified Stock Options and to clarify the respective exercise prices for both Incentive Stock Options and Nonqualified Stock Options.

Item 13.  Exhibits and Reports on Form 8-K.

     (a) List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B.

         Exhibit           Description
         3.1(1)            Amendment to Articles of Incorporation dated January
                           22, 2001 and filed with the Colorado Secretary of
                           State on January 22, 2001.
         3.2 (2)           Statement of Correction to the Articles of
                           Incorporation dated and filed with the Secretary of
                           State of Colorado on August 27, 2003.
         3.3 (1)           By-laws of the Company;
         31**              Certification of Chief Executive Officer Pursuant to
                           18 U.S.C. Section 1350
         31**              Certification of Chief Financial Officer Pursuant to
                           18 U.S.C. Section 1350
         32**              906 Certification
         ________________________
         (1)  Incorporated by reference to Form 10SB filed February 8, 2001
         (2)  Incorporated by reference to Form 8-K filed October 31, 2003.
          **   Filed Herewith

     (b) Reports on Form 8-K.

     On October 31, 2003, the Company filed a report on Form 8-K that stated upon review of the Company's periodic filings it was discovered that the Company had inadvertently failed to file a copy of the Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on January 22, 2001, with its quarterly report for the quarter ended March 31, 2001 and the Statement of Correction to the Articles of Incorporation as filed with the Colorado Secretary of State on August 27, 2003, with its quarterly report for the quarter ended September 30, 2003. A copy of the Amendment to the Articles of Incorporation and Statement of Correction, were attached as exhibits to the current report.

     There were not any other current reports on Form 8-K during the final quarter ending December 31, 2003.

        Subsequent Reports on Form 8-K

     Subsequent to the period covered by this report, on May 4, 2004, the Company filed a report on Form 8-K setting forth the circumstances behind the Change of Control of the Company that occurred on April 8, 2004 and additionally listing five separate press releases filed during the month of April 2004.

Item 14.  Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act), as of a date within 90 days of the filing date of this Annual Report on Form 10K-SB. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

Item 15.  Principal Accountant Fees and Services.

         Independent Public Accountants

     The Company's independent accountants during the fiscal year ending December 31, 2003 were HJ & Associates, LLC and AJ. Robbins, P.C. From January 1, 2003 through July 1, 2003, AJ. Robbins, P.C. were the auditors for the Company and commencing on July 2, 2003 through the end of the fiscal year on December 31, 2003 the auditors were HJ & Associates, LLC.

     (a) Audit Fees. During the fiscal years ended December 31, 2003 and 2002, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was $24,000 and $28,860, respectively.

     (b) Audit-Related Fees. During fiscal years ended December 31, 2003 and 2002 our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

     (c) Tax Fees. Our auditors did not provide tax compliance or tax planning advice during the fiscal years ended December 31, 2003 and 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Ten Stix, Inc.



Dated: May 7, 2004                          /s/ Thomas E. Sawyer
                                            __________________________________
                                            By: Thomas E. Sawyer
                                            Its: President and
                                            Chief Executive Officer



Dated: May 7, 2004                          /s/ Tony A.Cranford
                                            __________________________________
                                            By: Tony A. Cranford
                                            Its: Vice President and Secretary

                                 TEN STIX, INC.
                             A Colorado Corporation
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                            Section 302 Certification

I, Thomas E. Sawyer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Ten Stix, Inc., a Colorado Corporation (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 7, 2004                            /s/ Thomas E. Sawyer
                                              _________________________________
                                              By: Thomas E. Sawyer
                                              Its: Chief Executive Officer

                                 TEN STIX, INC.
                             A Colorado Corporation
                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                            Section 302 Certification

I, Thomas E. Sawyer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Ten Stix, Inc., a Colorado Corporation (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: May 7, 2004                            /s/ Thomas E. Sawyer
                                              _________________________________
                                              By:  Thomas E. Sawyer
                                              Its: Chief Financial Officer

                                 TEN STIX, INC.
                             A Colorado Corporation

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Ten Stix, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas Sawyer, President and Chief Executive Officer, certify, pursuant to 18 U.S.C. ss.ss. 1350, as adopted pursuant to ss.ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated: May 7, 2004                           /s/ Thomas E. Sawyer
                                             _________________________________
                                             By:  Thomas E. Sawyer
                                             Its:   President and C.E.O.

                                 TEN STIX, INC.

                              FINANCIAL STATEMENTS

                                December 31, 2003

                                 C O N T E N T S


Independent Auditors' Reports............................................. F - 3

Balance Sheet..............................................................F - 5

Statements of Operations.................................................. F - 7

Statements of Stockholder's Equity (Deficit).............................. F - 8

Statements of Cash Flows.................................................. F - 9

Notes to the Financial Statements........................................ F - 11

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Ten Stix, Inc.
Idaho Springs, Colorado

     We have audited the accompanying balance sheet of Ten Stix, Inc., as of December 31, 2003, and the related statement of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ten Stix, Inc., as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
May 4, 2004

                                AJ. ROBBINS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              216 SIXTEENTH STREET
                                    SUITE 600
                                DENVER, CO 80202


                          INDEPENDENT AUDITORS' REPORT
Ten Stix, Inc.
Denver, Colorado

     We have audited the accompanying statement of operations, changes in stockholders' equity (deficit) and cash flows of Ten Stix, Inc. for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Ten Stix, Inc.'s operations and its cash flows for the year ended December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

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

                                AJ. ROBBINS, PC.
                          CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
March 8, 2003

                                 TEN STIX, INC.
                                  Balance Sheet

                                     ASSETS


                                                                                                  December 31,
                                                                                                      2003
                                                                                                  -----------
CURRENT ASSETS
   Cash                                                                                           $    3,614
   Accounts receivable                                                                                 3,900
   Inventory (Note 1)                                                                                  3,487
                                                                                                  -----------
     Total Current Assets                                                                             11,001
                                                                                                  -----------
FIXED ASSETS, NET (NOTE 4)                                                                           134,545
                                                                                                  -----------
OTHER ASSETS

   Inventory - non current (Note 1)                                                                   51,986
   Loan receivable - stockholder (Note 10)                                                                 -
   Purchase options (Note 3)                                                                               -
   Intangible assets, net (Note 5)                                                                    75,692
   Gaming rights (Note 6)                                                                                  -
                                                                                                  -----------
     Total Other Assets                                                                              127,678
                                                                                                  -----------
       TOTAL ASSETS                                                                               $  273,224
                                                                                                  ===========

   The accompanying notes are an integral part of these financial statements.

                                 TEN STIX, INC.
                            Balance Sheet (Continued)

                  LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                  December 31,
                                                                                                      2003
CURRENT LIABILITIES

   Accounts payable and accrued expenses                                                          $   90,610
   Accounts payable - related party, net                                                             140,804
   Notes payable (Note 8)                                                                            191,633
   Notes payable - stockholders (Note 10)                                                             76,500
                                                                                                  -----------
       Total Current Liabilities                                                                     499,547
                                                                                                  -----------
COMMITMENT AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred A stock, $.001 par value, 100,000 shares
     Authorized; 96 shares issued and outstanding                                                          1
   Common stock; $.001 par value, 500,000,000 shares
     authorized, 21,018,228  issued and outstanding                                                   21,018
   Additional paid-in capital                                                                      1,211,030
   Accumulated deficit                                                                            (1,458,372)
                                                                                                  -----------
       Total Stockholders' Equity (Deficit)                                                         (226,323)
                                                                                                  -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                         $  273,224
                                                                                                  ===========

   The accompanying notes are an integral part of these financial statements.

                                 TEN STIX, INC.
                            Statements of Operations

                                                                                  For the Years Ended
                                                                                      December 31,
                                                                                  -------------------
                                                                               2003               2002
                                                                           -----------        -----------
REVENUES

   Lease income                                                            $    90,726        $    99,225
   Royalty income                                                                3,965                  -
   Equipment sales                                                                 200             24,049
                                                                           -----------        -----------
     Total Revenue                                                              94,891            123,274
                                                                           -----------        -----------
EXPENSES

   Cost of sales                                                                     -              4,457
   Selling, general and administrative                                         502,915            276,770
   Depreciation                                                                 49,153             45,611
   Amortization                                                                 10,844             10,844
                                                                           -----------        -----------
     Total Expenses                                                            562,912            337,682
                                                                           -----------        -----------
OPERATING LOSS                                                                (468,026)          (214,408)
                                                                           -----------        -----------
OTHER INCOME (EXPENSE)

   Interest expense                                                            (20,309)           (25,604)
   Gain on reduction of debt                                                         -             95,000
   Gain on sale of equipment                                                     2,948                  -
   Loss on gaming rights                                                       (19,500)                 -
   Loss on expiration of options                                               (72,100)                 -
                                                                           -----------        -----------
     Net Other Income (Expense)                                               (108,961)            69,396
                                                                           -----------        -----------
NET LOSS                                                                   $  (576,982)       $  (145,012)
                                                                           ===========        ===========
NET LOSS PER SHARE, BASIC AND DILUTED                                            (0.03)             (0.01)
                                                                           ===========        ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING, BASIC AND DILUTED                                     21,892,112         17,800,048
                                                                           ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                 TEN STIX, INC.
                  Statements of Stockholders' Equity (Deficit)


                                                                                           Additional                      Total
                                       Preferred Stock               Common Stock            Paid-In    Accumulated    Stockholders'
                                     Shares       Amount        Shares        Amount      Capital        Deficit    Equity (Deficit)
                                  -----------   -----------   -----------   -----------  -----------   -----------    -----------
Balance at December 31, 2001                -   $         -    17,659,488   $    17,659  $   699,878   $  (736,378)   $   (18,841)

Contributed capital, services               -             -             -             -        7,500             -          7,500

Sale of common stock for cash               -             -       280,000           280      110,820             -        111,100

Sales of preferred stock                   96             1             -             -       23,949             -         23,950

Stock issued for services                   -             -       111,200           112       47,488             -         47,600

Stock issued for interest on
  previously converted note                 -             -        15,000            15        3,735             -          3,750

Stock issued for game rights                -             -        75,000            75       62,025             -         62,100

Stock issued for video rights
  purchase option                           -             -        20,000            20       11,980             -         12,000

Stock issued for card game
  purchase option                           -             -        10,000            10        7,490             -          7,500

Net loss for the year ended
  December 31, 2002                         -             -             -             -            -      (145,012)      (145,012)
                                  -----------   -----------   -----------   -----------  -----------   -----------    -----------
Balance December 31, 2002                  96             1    18,170,688        18,171      974,865      (881,390)       111,647
Sale of common stock for cash               -             -       952,540           952      146,210             -        147,162

Stock issued for services                   -             -     1,895,000         1,895       89,955             -         91,850

Net loss for the year ended
  December 31, 2003                         -             -             -             -            -      (576,982)      (576,982)
                                  -----------   -----------   -----------   -----------  -----------   -----------    -----------
Balance  December 31, 2003                 96   $         1    21,018,228   $    21,018  $ 1,211,030   $(1,458,372)   $  (226,323)
                                  ===========   ===========   ===========   ===========  ===========   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                 TEN STIX, INC.
                            Statements of Cash Flows

 For the Years Ended
                                                                                      December 31,
                                                                                  -------------------
                                                                               2003               2002
                                                                           -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                $  (576,982)       $  (145,012)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization                                              59,997             56,455
     Amortization of debt discounts                                             15,119             17,094
     Services provided at no charge                                                  -              7,500
     Loss on gaming rights and expiration of options                            91,600                  -
     Gain on sale of equipment                                                  (2,948)                 -
     Issuance of common stock for services                                      91,850             47,600
     Issuance of common stock for interest on previously
       converted note                                                                -              3,750
   Changes in assets and liabilities
     (Increase) decrease in inventory                                             (751)             2,702
     (Increase) decrease in accounts receivable                                 (3,900)               320
     Increase (decrease) in accounts payable and accrued
       expenses                                                                202,548           (103,165)
                                                                           -----------        -----------
       Net Cash Used by Operating Activities                                  (123,467)          (112,756)
                                                                           -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of equipment                                                        (1,625)            (1,500)
   Cost of equipment sold                                                            -              4,457
   Proceeds from sale of equipment                                               3,500                  -
                                                                           -----------        -----------
       Net Cash Flows Provided by Investing Activities                           1,875              2,957
                                                                           -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Payments on notes payable                                                   (53,527)           (88,487)
   Proceeds from issuance of common stock                                      147,162            111,100
   Proceeds from issuance of preferred stock                                         -             23,950
   Loans from stockholders                                                      25,500             73,000
   Payment on loans from stockholders                                           (2,000)            (2,000)
                                                                           -----------        -----------
       Net Cash Provided by Financing Activities                               117,135            117,563
                                                                           -----------        -----------
INCREASE (DECREASE) IN CASH                                                     (4,457)             7,764

CASH, BEGINNING OF PERIOD                                                        8,071                307
                                                                           -----------        -----------
CASH, END OF PERIOD                                                         $    3,614        $     8,071
                                                                           ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                 TEN STIX, INC.
                      Statements of Cash Flows (Continued)

                                                                                      December 31,
                                                                                  -------------------
                                                                               2003               2002
                                                                           -----------        -----------

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

   Cash paid for interest                                                  $     3,190        $     4,760
   Cash paid for income taxes                                              $         -        $         -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services                                        $    91,850        $    47,600
   Services provided at no charge                                          $         -        $     7,500
   Common stock issued for interest on previously converted note           $         -        $     3,750
   Common stock issued for game rights                                     $         -        $    62,100
   Common stock issued for video rights purchase option                    $         -        $    12,000
   Common stock issued for card game purchase options                      $         -        $     7,500


   The accompanying notes are an integral part of these financial statements.

                                 TEN STIX, INC.
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               a. Business

               Ten Stix, Inc. ("The Company") was incorporated on January 10, 1996 under the laws of the State of Colorado. The Company develops and markets unique card games and other gaming products for the gaming industry.

               There are two types of gaming products the Company has designed, distributes and markets: 1) The "table game with electronics", which includes "Ten to Win" and "ShotGun 21"; and, 2) a "layout game", which includes all of the other gaming products. The layout game is a table game utilizing a table cover or layout with no electronic system, including "Hold'em 88".

               The Company also manufactures, leases and sells playing card shufflers under the name Pro Shuffle. Casinos use automatic card shufflers to save time and eliminate the possibility of a dealer manipulating the cards while hand shuffling. Hand shuffling takes approximately one minute and forty seconds, whereas the Pro Shuffle shuffles six decks of cards in forty seconds.

               b. Concentrations of Credit Risk

               The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

               The Company has three customers who account for greater than 10% of total revenue for the year ended December 31, 2003.

               c. Reclassification

               Certain amounts reported in the Company's financial statements for the period ended December 31, 2002 have been reclassified to conform to the current period presentations.

               d. Cash and Cash Equivalents

               Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

               e. Inventory

               Inventory is valued at the lower of cost or market and consists of replacement and repair parts. It is estimated that approximately $51,986 of inventory will be used beyond one year as shufflers require repairs.

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               f. Equipment

               Equipment is recorded at cost. Depreciation expense is provided on a straight-line basis using the following useful lives: gaming equipment (including gaming equipment leased to customers under short term arrangements), 5 years; and furniture, fixtures and equipment, 3-5 years. Maintenance and repairs are charged to expense as incurred. Total depreciation expense was $49,153 and $45,611 for the years ended December 31, 2003 and 2002, respectively. The cost and accumulated depreciation of assets retired, sold, or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income as appropriate.

               g. Intangible assets

               Intangible assets consist of costs associated with the acquisition of patents, copyrights, and license costs which are amortized over lives ranging from 5 to 11 years. Total amortization expense was $10,844 and $10,844 for the years ended December 31, 2003 and 2002, respectively.

               h. Impairment Of Long-Lived Assets

               The Company evaluates its long-lived assets in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized. To date, no adjustments to the carrying value of the assets have been made.

               i. Advertising Expense

               The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2002 and 2001 was $6,310 and $24,955, respectively.

              j.   Research and Development Expense

               Costs relating to the development of new products are expensed as incurred.

               k. Revenue Recognition

               Revenues derived from the sale of shufflers are recognized when shipped and title has passed to the customer. Revenues derived from leasing shufflers and games are recognized when earned, which is generally simultaneous with receipt.

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               l. Use of Estimates

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

               m. Income Taxes

               Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

               Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

                                                            2003
                                                        -----------
              Deferred tax assets:
                NOL Carryover                           $   270,350
                Contribution Carryover
                Depreciation

              Deferred tax liabilities:
                Depreciation                                (21,150)

              Valuation allowance                          (249,200)
                                                        -----------
              Net deferred tax asset                    $         -
                                                        ===========

               The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 due to the following:

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               m. Income Taxes (Continued)

                                                            2003
                                                        -----------
              Book Income                               $  (225,020)
              Stock for Services/Options                     43,425
              Other                                             562
              Valuation allowance                           181,033
                                                        -----------
                                                        $         -
                                                        ===========

               At December 31, 2003, the Company had net operating loss carryforwards of approximately $693,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

               Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

               n. Fair Value of Financial Instruments

               The carrying amounts of cash, accounts payable, accrued expenses, and notes payable approximate fair value because of the short maturity of these items.

               o. Earnings Per Common Share

               The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                                                                  For the Years Ended
                                                                                      December 31,
                                                                                  -------------------
                                                                               2003               2002
                                                                           -----------        -----------
                         Net loss (numerator)                              $  (576,982)       $  (145,012)
                         Weighted average shares outstanding
                           (denominator)                                    21,892,112         17,800,048
                         Net loss per share                                $     (0.03)       $     (0.01)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

               p. Stock-Based Compensation

               As permitted by FASB Statement 148 "Accounting for Stock Based Compensation - Transition and Disclosure" (SFAS No. 148), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and make proforma disclosures of net income and earning per share as if the fair value method of valuing stock options had been applied. Under APB opinion 25, compensation cost is recognized stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

               q. Recently Issued Accounting Pronouncements

               During the year ended December 31, 2003, the Company adopted the following accounting pronouncements:

               SFAS No. 143 -- In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the financial statements of the Company.

               SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS
               4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

               q. Recently Issued Accounting Pronouncements (Continued)

               The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements,
               (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for
               Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

               SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

               SFAS No. 147 -- In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

               q. Recently Issued Accounting Pronouncements (Continued)

               SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

               SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

               SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

               FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

               q. Recently Issued Accounting Pronouncements (Continued)

               FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

               During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 -8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, 'Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

NOTE 2 - GOING CONCERN

               The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. The Company has incurred net losses from operations since inception and has an accumulated deficit of $1,458,372 and a working capital deficit of $488,546 as of December 31, 2003.

               The Company's strategy is to expand the marketing of their shufflers and games and continue to form positive relationships with casinos throughout the United States. Management anticipates that during the upcoming fiscal year the Company will need approximately $500,000 to implement its plan and meet its working capital requirements.

               Although the Company has obtained short-term loans, in the absence of long-term financial support, there can be no assurance that additional financing can be obtained from conventional sources. Management is pursuing alternatives that include plans to raise capital through private placements and other offerings.

NOTE 3 - PURCHASE OPTIONS

               In July 2002 the Company entered into an option agreement to purchase the video rights for "Bonus 6 Stud Poker". The Company issued 20,000 shares of common stock valued at $12,000 when the option was accepted. The option period expired unexercised January 30, 2003 and the $12,000 cost was written off 2003.

               In July 2002 the Company entered into a letter of intent to purchase the rights to the casino card game known as "Bet the Set "21"", including copyrights, trademarks, leases and all equipment. The Company issued 10,000 shares of common stock valued at $7,500 when the option was accepted. The option expired in November 2002 at which time the grantor of the option agreed to a verbal extension which was also allowed to expire and the $7,500 cost was written off in 2003.

NOTE 4 - EQUIPMENT

              Equipment consists of the following:

                                                                    December 31,
                                                                        2003
                                                                    -----------
                               Furniture, fixtures and equipment    $     1,500
                               Gaming equipment                         247,868
                                                                    -----------
                                    Total Equipment                     249,368
                                                                    -----------
                               Less accumulated depreciation           (114,823)
                                                                    -----------
                                    Net Equipment                   $   134,545
                                                                    ===========

               The Company leases its shufflers to customers under short-term operating leases. The cost of shufflers subject to operating leases was $56,122 at December 31, 2003. Accumulated depreciation related to the leased shufflers was $14,552 and $14,552 at December 31, 2003 and 2002, respectively.

NOTE 5 - INTANGIBLE ASSETS

               Intangible assets consists of the following:

                                                                    December 31,
                                                                        2003
                                                                    -----------

                               Patents                              $    82,351
                               License costs                             30,000
                                                                    -----------
                                                                        112,351
                                                                    -----------
                               Less accumulated depreciation            (36,659)
                                                                    -----------
                                                                    $    75,692
                                                                    ===========

               In January 2001 the Company's Vice President assigned all of his right, title and interest in "Bet the House", including his rights to the provisional patent application no. 60/240.091, to the Company. In accordance with the terms and provisions of this Assignment Agreement, the Company agreed to pay a monthly royalty fee of $175 for each "Bet the House" game that the Company leases to a third party during the six month period; and (a) an amount to be calculated by multiplying the average monthly gross revenues generated by the Company for each "Bet the House" game leased during the six month period by three, or (b) $30,000, whichever is greater. The purchase price was to be paid in full by March 31, 2002, however, the payment date was extended into 2003 and allowed to expire.

NOTE 6 - GAME RIGHTS

               In July 2002 the Company entered into an option agreement to purchase the rights to the Bonus 6 games within the states of Colorado, South Dakota, California, and Arizona for $100,000 payable in five equal installments through April 2003 and issued 10,000 shares of restricted common stock valued at $10,100 upon acceptance of the option agreement. An additional 65,000 shares of restricted common stock valued at $52,000 were issued in August 2002 when the option was exercised and the first installment was paid. During 2003, the Company allowed all game rights to expire, reversed related notes payable of $90,000 and recognized a loss of $72,100.

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

NOTE 8 - NOTES PAYABLE

               In May 2001 the Company entered into a promissory note to pay $80,000 to an individual as follows: (i) on the 15th of each month commencing June 15, 2001, the greater of either (a) 50% of gross revenues collected during the prior month from the lease or sale by the Company of any of the assets acquired by the Company pursuant to the Asset Purchase Agreement (including the Pro Shuffle) or (b) $2,000; (ii) on the 15th of the month, after the receipt thereof, 25% of aggregate gross funds raised by the Company at any time on or after May 1, 2001 pursuant to any private or public offering of its securities (but such 25% shall not be paid on the first $100,000 of funds so raised by the Company); and (iii) interest at the rate of 8% per annum commencing May 1, 2002 on any portion of the $80,000 outstanding on the first of each month payable monthly. The Company imputed interest at 8.0% on the note through April 2002 in the amount of $5,926 and reduced the note by this amount. The Company recognized the remaining $1,482 as interest expense during 2002. During 2003, the note was paid in full.

               In May 2001 the Company entered into a promissory note to pay $220,000 after the above $80,000 note is paid in full as follows:
               (i) on the 15th of each month the greater of either (a) 50% of gross revenues collected during the prior month from the lease or sale by the Company of any of the assets acquired by the Company pursuant to the Asset Purchase Agreement (including the Pro Shuffle) or (b) $2,000; (ii) on the 15th of the month, after the receipt thereof, 25% of aggregate gross funds raised by the Company at any time on or after May 1, 2001 pursuant to any private or public offering of its securities (but such 25% shall not be paid on the first $100,000 of funds so raised by the Company and not until after payment in full of the $80,000 note); and (iii) interest at the rate of 8% per annum commencing May 1, 2004 on any portion of the $220,000 outstanding on the first of each month payable monthly. The note is secured by all assets acquired, including the ProShuffle assets. The Company imputed interest at 8.0% on the note through April 2004 in the amount of $45,357 and reduced the note by this amount. The Company recognized $15,119 and $15,119 in interest expense during the years ended December 31, 2003 and 2002, respectively.

               In November 2003, the Company entered into a non-interest bearing, unsecured promissory note to pay $20,000, due upon demand. No payments have been made on the note as of December 31, 2003.

NOTE 9 - STOCKHOLDERS' EQUITY

               Preferred Stock

               Each share of preferred A stock may be converted into 200 shares of common stock. No dividend has been designated to preferred shares.

               Contributed Capital

               The Company's management performed services in the development and marketing of the Company's products but had elected to forego cash compensation due to the liquidity position of the Company. The Company recorded the fair value of such services as a capital contribution of $7,500. In July 2002 management began receiving cash compensation.

NOTE 10 - RELATED PARTY TRANSACTIONS

               The Company has the distributorship rights to market a card game called "Bonus 6" after entering into an assignment agreement dated December 28, 2000 in which (i) its President agreed to assign to the Company his distribution rights, previously obtained under an agreement with the owner of "Bonus 6", to market and distribute "Bonus 6" within the United States, excluding the State of Colorado, and (ii) the Company agreed to assume the obligations under the previous distribution agreement as such obligations pertain to the marketing and distribution of "Bonus 6" within the United States, excluding the State of Colorado. Prior to the assignment agreement, the Company's President had individually marketed and distributed "Bonus 6" to casinos within the State of Colorado and he receives a 40% commission on gross revenues generated from the sale or lease of "Bonus 6" to these casinos on a monthly basis. During 2003 and 2002, the Company's President received $9,384 and $4,480 in commissions, respectively. Additionally, the Company has allowed its rights to "Bonus 6" to expire during 2003.

               The Company obtained loans from stockholders in the amounts of $5,500 and $66,000 during 2003 and 2002, respectively. The notes are non-interest bearing and may be converted into shares of the Company's common stock in an amount to be determined based upon negotiations between the parties, when and if the loans are converted.

               In April 2002 the Company entered into a promissory note for $7,000 with a lender. The note bore interest at prime plus 11.25% and was due April 2003. In September 2002 a stockholder paid the note in full on behalf of the Company, less $2,000 that the Company had paid. The Company and the stockholder are currently negotiating payment of the remaining $5,000 principal balance now owed to the stockholder as of December 31, 2003.

               During 2003, the Company allowed gaming rights totaling $162,100 to expire. As a result, the Company reversed its payables to related parties, including the Company's Chief Financial Officer, totaling $90,000 and recognized a loss of $72,100.

 NOTE 11 - COMMITEMENTS AND CONTINGENCIES

               License Agreement

               During August 2002, the Company entered into a License Agreement for the exclusive use of the name "Pro Shuffle" in card shuffling devices designed for home and/or recreation use, as well as, an exclusive license to produce a card shuffler for home and/or recreational use under patents held by the Company. The term of the agreement is for five years, starting August 1, 2002 through July 31, 2007, plus a 90 day sell-off period upon expiration.

               The License Agreement calls for the payment of royalties as follows:

               i. A 5% royalty of the net revenues from the sale of the first 100,000 units sold during any contract year;
               ii. A 41/2% royalty of the net revenues from the sales of more than 100,000 units but less than 250,000 units sold during any contract year; and,
               iii. A 4% royalty of the net revenues from the sales of more than 250,000 units sold during any contract year.

               The Company recognized $3,965 and $0 revenue from royalties during the years ended December 31, 2003 and 2002, respectively.

               Consulting Agreement

               During November 2003, the Company entered into a Corporate Image Agreement whereby it agreed to pay a retainer fee of $180,000 or issue registered shares of the Company"s common stock payable as follows:

               i. Six equal payments of $30,000, due the fifth day of each month with the first payment due immediately; or,
               ii. Six equal share payments valued at $30,000, the number of shares of which to be calculated based upon the closing bid price of the common stock as of the last day of the month immediately preceding date which each share payment is due.

               As of December 31, 2003, the Company has issued a total of 1,200,000 shares of common stock valued at $60,000 in payment of this agreement.

               Litigation

               During 2003, Rapid Funding, LLC, brought a Lawsuit against the Company's Chief Executive and Chief Financial Officers (collectively, the "Defendants") as a result of a guarantee of third party debt through the use of substantially all of the Defendants personally held common stock of the Company. On April 5, 2004 Rapid Funding and the Defendants entered into the Stipulation in an effort to settle the Lawsuit. On April 6, 2004 the Jefferson County, Colorado, District Court entered the Order approving the Stipulation.

               The Stipulation provides that the Defendants and their spouses shall, within two business days from the date of approval of the Stipulation by the court, transfer to Rapid Funding all of their respective shares of capital stock of the Issuer, free and clear of all liens, claims and encumbrances. In connection therewith, on April 8, 2004 the Defendants and their spouses transferred 5,182,100 Shares to Rapid Funding. In addition, the Defendants agreed to direct the Issuer"s transfer agent and registrar to record such transfer on the stock ledger and books and records of the Issuer.

               In addition, in connection with the Stipulation, the Issuer agreed to issue to Rapid Funding, immediately after the approval of new Articles of Incorporation at a subsequent shareholder's meeting to be held in accordance with the Stipulation, 11,000,000 additional Shares. The Defendants also agreed that, pursuant to the Stipulation, the Issuer shall periodically issue enough additional Shares to Rapid Funding to insure that Rapid Funding owns at least 51% of the outstanding common stock of the Issuer (including any and all shares of capital stock currently held by or foreclosed upon by Rapid Funding), such outstanding common stock to include any outstanding securities currently exercisable for or convertible into (i) common stock of the Issuer, or (ii) securities convertible into or exercisable for common stock of the Issuer, each to include, without limitation, any options, warrants, convertible preferred stock, convertible debt or any other similar rights, interests or securities (the "Outstanding Common Stock"). As of the date hereof, these additional Shares have not been issued to Rapid Funding and are not included in the number of Shares held by Rapid Funding as set forth in this amended statement.

               Pursuant to the Stipulation, Rapid Funding agreed to subsequently sell to the Issuer all of the Shares received by Rapid Funding in connection with the Lawsuit and Stipulation, whether now owned or hereafter acquired or received (the "Lawsuit Shares"), in exchange for $200,000.00 in cash (the "Purchase Price"). The Purchase Price is required to be paid in twelve installments, but may be prepaid by the Issuer. The first installment is due on the earlier of (a) July 1, 2004, or (b) 30 days after the Issuer has held a shareholder's meeting according to the Stipulation, with each installment thereafter being due on the first day of each and every month thereafter, subject to a grace period of five business days. The first eight installments shall be in an amount of $15,000 each, and the last four installments shall be in an amount of $20,000 each. Upon payment in full of the Purchase Price, Rapid Funding will transfer the Lawsuit Shares to the Issuer.

               Rapid Funding further agreed, provided that the Defendants are not in default of any term of the Stipulation, that it shall not pledge or assign the Lawsuit Shares or any portion thereof to any other person or entity prior to the purchase thereof by the Defendants pursuant to the terms of the Stipulation. Until the Purchase Price is paid in full, Rapid Funding shall retain 100% ownership of all of the Lawsuit Shares and will have full authority to vote all of the Lawsuit Shares.

               Until the Purchase Price is paid in full, the Defendants agreed, among other things, as follows:

               (a) The Issuer shall not issue any new shares of its capital stock or any other rights to acquire capital stock that would dilute the percentage ownership of Rapid Funding below 51% of the Outstanding Common Stock; provided that the Issuer may issue additional shares of its capital stock to Rapid Funding such that Rapid Funding will own at least 51% of the Outstanding Common Stock. The consideration for the issuance of such additional shares shall relate back to and be part of the original consideration for the Stipulation, which includes, but is not limited to, the resolution of the Lawsuit in a manner consistent with the best interests of the Issuer.

               (b) Not later than the tenth day of each month, commencing on May 10, 2004, the Issuer shall provide Rapid Funding with a report that details the exact amount of capital stock, or any other rights to acquire capital stock, issued by the Issuer for the month immediately prior thereto, and confirm that any such issuances have not diluted Rapid Funding's ownership of capital stock of the Issuer below 51% of the Outstanding Common Stock. Such reports shall be certified by an officer of the Issuer.

               (c) The Issuer shall not sell any of its assets except for sales of inventory in the ordinary course of business consistent with past practices, and shall not otherwise pledge, convey, hypothecate, encumber or otherwise transfer any of its assets, including without limitation any intellectual property (including, without limitation, patents, trademarks, and trade names) owned or controlled by the Issuer.

               (d) The Issuer shall have the immediate right to borrow up to an aggregate of $15,000; provided that thereafter the Issuer shall not borrow any additional amount unless Rapid Funding has been paid, or will be simultaneously paid, an equal or greater amount against the Purchase Price. In no event shall the Issuer borrow more than $75,000 in the aggregate pursuant to the foregoing terms without the prior written consent of Rapid Funding, which consent may be withheld or conditioned in Rapid Funding's sole discretion; provided, however, that the Issuer shall have the right to borrow funds and pay such funds to Rapid Funding without Rapid Funding's prior written consent if and only if the borrowed funds are sufficient to pay in full the entire unpaid Purchase Price due and payable to Rapid Funding.

               (e) Provided that the Defendants are not in default under the Stipulation, the Issuer may: (i) pay salaries not to exceed $6,000 per month to each of Messrs. Cranford and Sawyer and salaries not to exceed $1,500 per month each for up to four additional employees; (ii) issue additional Shares to employees or consultants provided that the issuance of any such shares shall comply with the terms and provisions of the Stipulation with respect to Rapid Funding's minimum ownership requirement; and (iii) make standard and customary minimum payments on its two existing lines of credit and two credit cards which Mr. Sawyer was required to personally guarantee on behalf of the Issuer.
               Any other payments by the Issuer to its employees, officers, directors or shareholders or any of its or their respective affiliates shall be made only with the prior written consent of Rapid Funding, which consent may be withheld or conditioned in Rapid Funding's sole discretion.

               (f) With respect to the Form 10-KSB for the fiscal year ended December 31, 2003 and the Form 10-QSB for the quarter ended March 31, 2004, the Issuer shall file each such periodic report with the SEC on or before May 7, 2004 and June 4, 2004, respectively. Thereafter, the Issuer shall timely file any and all subsequent periodic reports and all other filings required by the rules and regulations under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and other rules and regulations promulgated thereunder by the SEC. The Issuer shall also provide notice to Rapid Funding if its trading symbol shall be changed.

               (g) The Issuer shall not enter into, or agree to enter into, any agreement, arrangement or the like pursuant to which the Issuer would be involved in any merger, consolidation, reorganization, reclassification of stock, recapitalization, sale of all or substantially all of its assets, stock split, stock dividend or similar transaction, without the prior written consent of Rapid Funding, which consent may be withheld or conditioned in Rapid Funding's sole discretion.

               (h) The Issuer shall promptly notify Rapid Funding in writing of any material developments or events involving the Issuer, the Lawsuit Shares, or the Stipulation.

               The Stipulation requires the Issuer to schedule and hold an annual shareholder meeting in accordance with the articles of incorporation and bylaws of the Issuer, Colorado law, and the following provisions:

               (a) The Issuer's shareholders of record as of the later of (i) April 15, 2004, or (ii) the day after the date on which all shares registered in the names of Messrs. Cranford and Sawyer and their spouses have been transferred into the name of Rapid Funding on the stock ledger and books and records of the Issuer, and on which Rapid Funding shall be entitled to receive notice of, and vote at, the subject annual shareholder meeting, shall be entitled to receive notice of, and vote at, the subject annual shareholder meeting.

               (b) The Issuer's shareholders shall be asked to vote for and approve the following items: (i) election of two directors consisting of the Defendants, (ii) new Articles of Incorporation which include a change in domicile from Colorado to Nevada, two classes of stock identical to that currently authorized, no shareholder preemptive rights, limitation in director liability as authorized by statute, and such other provisions as mutually agreed upon by the Issuer and Rapid Funding, and (iii) ratification and/or approval of a stock option plan granting the Issuer the right to issue options for up to 30,000,000 Shares to key employees and/or consultants, of which 2,000,000 Shares have already been issued, provided that issuance of any such options shall comply with the terms and provisions of the Stipulation with respect to Rapid Funding's minimum ownership requirement.

               In connection with the foregoing shareholder meeting, and provided that the Defendants are not in default under the Stipulation, Rapid Funding agreed to vote all of the Lawsuit Shares in favor of the items presented as set forth above. In addition, so long as no event of default or breach exists under the Stipulation, Rapid Funding agreed to vote all of the Lawsuit Shares in favor of items proposed and recommended by the Board of Directors of the Issuer; provided, however, such vote by Rapid Funding shall not (i) amend, change, revise, vary or otherwise alter (a) any of the obligations, rights or duties of the Defendants under the Stipulation, or (b) any of the rights, remedies or other protections afforded to Rapid Funding under the Stipulation, or (ii) otherwise adversely affect Rapid Funding or its interests in the Issuer, each in Rapid Funding's sole discretion.

               In the event of a default under the terms of the Stipulation, and in addition to all other remedies, among other things,:

               (a) Rapid Funding shall retain ownership of all of the Lawsuit Shares and payments previously made pursuant to the terms of the Stipulation.

               (b) Rapid Funding shall have the absolute right, at its sole discretion and election, to attempt to sell the Issuer, including, without limitation, all of its assets, goodwill and every other tangible and intangible thing of value owned by the Issuer, or the Lawsuit Shares upon such terms and conditions as Rapid Funding deems appropriate.

               (c) The Defendants each shall be obligated to pay, in addition to other amounts set forth therein, all of Rapid Funding's attorneys' fees, costs and expenses incurred in obtaining and collecting a liquidated judgment against them arising from the date of the such event of default.

               (d) Default interest at the rate of 18% per annum shall accrue on amounts owing by the Defendants under the terms of the Stipulation.

               (e) Rapid Funding shall retain the right to vote to remove Messrs. Cranford and

               Sawyer as directors of the Issuer and to vote to replace them with designees appointed by Rapid Funding. In order to effectuate such removal and replacement, Messrs. Cranford and Sawyer delivered to Rapid Funding signed letters of resignation that will be held by Rapid Funding and tendered only upon a default by the Defendants under the Stipulation.

NOTE 12 - SUBSEQUENT EVENTS

               During April 2004, the Company issued 1,200,000 shares of common stock pursuant to a Corporate Imaging Agreement.

               During April 2004, the Company entered into a stipulation in settlement agreement with Rapid Funding, LLC. (See Note 11)