Form 10KSB/A
period 2003-12-31
TEN STIX INC
filed 2004-05-13
CIK 1075993

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _______________________

                                   FORM 10-KSB/A-1

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

     Based on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2003, all the officers, directors and more than 10% beneficial owners have filed all reports required under the above described filing requirements. However, both Messrs. Sawyer and Cranford were delinquent in the filing of their an Annual Statement of Beneficial Ownership on Form 5 for the fiscal year ended December 31, 2003 and additionally their Statement of Change of Beneficial Ownership on Form 4 with regard to the transfer of shares that occurred on November 24, 2003 as set forth in Item 3 of this report. Subsequent to the period covered by this report, on May 4, 2004, Messrs. Sawyer and Cranford filed the required Forms 4 and 5.


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

     On November 18, 2003, as a result of a UCC foreclosure sale on an obligation due from Robert and Jodi Stevens, Rapid Funding LLC increased its ownership to an aggregate of 9,582,500 shares of the Company's common stock. Included in these shares were 4,500,000 shares pledged by Tony A. Cranford, an officer and director of the Company, and 4,500,000 shares pledged by Thomas E. Sawyer, an officer and director of the Company. Neither Mr. Cranford nor Mr. Sawyer were personally obligated on the indebtedness due and owing from Robert and Jodi Stevens to Rapid Funding, LLC. Thereafter, on April 8, 2004, pursuant to the Stipulation, Rapid Funding LLC received ownership of an additional 2,386,350 shares from Tony A. Cranford and an additional 2,795,750 shares from Thomas E. Sawyer and his wife.

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

                                            Ten Stix, Inc.



Dated: May 12, 2004                          /s/ Thomas E. Sawyer
                                            __________________________________
                                            By: Thomas E. Sawyer
                                            Its: President and
                                            Chief Executive Officer



Dated: May 12, 2004                          /s/ Tony A.Cranford
                                            __________________________________
                                            By: Tony A. Cranford
                                            Its: Vice President and Secretary

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