Form 10QSB
period 2004-03-31
TEN STIX INC
filed 2004-05-26
CIK 1075993

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _______________________

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For Quarterly period Ended: March 31, 2004; or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the transition period _________ to __________

                         Commission File Number: 0-32323
                             _______________________

                                  TEN STIX INC.
             (Exact name of registrant as specified in its charter)

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

                                 (303) 567-0163
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     The number of shares outstanding of the registrant's common stock, $0.001 par value, as of March 31, 2004, was 22,218,228.

     Transitional Small Business Disclosure Format. Yes No

                                  TEN STIX INC.

                              Report on Form 10-QSB

                      For the Quarter Ended March 31, 2004

                                      INDEX
                                                                           Page
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)...................   3

                      Balance Sheet .....................................   4
                      Statements of Operations ..........................   5
                      Statements of Cash Flows...........................   6
                      Notes to the Financial Statements .................   7

         Item 2.      Management's Discussion and Analysis
                      or Plan of Operation ..............................  13

         Item 3.      Controls and Procedures ...........................  17

Part II. Other Information

         Item 1.      Legal Proceedings .................................  18

         Item 2.      Changes in Securities .............................  19

         Item 3.      Defaults Upon Senior Securities ...................  20

         Item 4.      Submission of Matters to a Vote of
                      Security Holders ..................................  20

         Item 5.      Other Information .................................  20

         Item 6.      Exhibits and Reports on Form 8-K ..................  21

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our unaudited balance sheet as of March 31, 2004 and our audited balance sheet as of December 31, 2003; the related unaudited statements of operations for the three month periods ended March 31, 2004 and 2003, and the unaudited statement of cash flows for the six month periods ended March 31, 2004 and 2003, are attached hereto and incorporated herein by this reference.

                                 TEN STIX, INC.
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                                       March 31,       December 31,
                                                                         2004             2003
                                                                      ----------       ----------
                                                                      (Unaudited)
CURRENT ASSETS

   Cash                                                               $        -       $    3,614
   Accounts receivable                                                         -            3,900
   Inventory                                                               2,774            3,487
                                                                      ----------       ----------
     Total Current Assets                                                  2,774           11,001
                                                                      ----------       ----------
FIXED ASSETS, NET                                                        118,868          134,545
                                                                      ----------       ----------
OTHER ASSETS

   Inventory, non-current                                                 52,699           51,986
   Intangible assets, net                                                 72,981           75,692
                                                                      ----------       ----------
     Total Other Assets                                                  125,680          127,678
                                                                      ----------       ----------
     TOTAL ASSETS                                                     $  247,322       $  273,224
                                                                      ==========       ==========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Cash overdraft                                                     $    7,352       $        -
   Accounts payable and accrued expenses                                 128,328           90,610
   Accounts payable - related party, net                                 127,317          140,804
   Accrued salary payable                                                 36,000                -
   Notes payable                                                         200,413          191,633
   Notes payable, stockholders                                            76,500           76,500
                                                                      ----------       ----------
     Total Current Liabilities                                           575,910          499,547
                                                                      ----------       ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

   Preferred A stock, $.001 par value, 100,000 shares authorized;
    96 shares issued and outstanding                                           1                1
   Common stock; $.001 par value, 500,000,000 shares authorized;
    22,218,228 and 21,018,228 shares issued and
    outstanding, respectively                                             22,218           21,018
   Additional paid-in capital                                          1,317,830        1,211,030
   Accumulated deficit                                                (1,668,637)      (1,458,372)
                                                                      ----------       ----------
     Total Stockholders' Deficit                                        (328,588)        (226,323)
                                                                      ----------       ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $  247,322       $  273,224
                                                                      ==========       ==========

                                 TEN STIX, INC.
                            Statements of Operations
                                   (Unaudited)

                                                                      For the Three Months Ended
                                                                                March 31,
                                                                      ---------------------------
                                                                          2004            2003
                                                                      ----------       ----------

REVENUES

   Lease income                                                       $   18,930       $   26,754
   Royalty income                                                          2,748                -
   Equipment sales                                                         5,117           26,754
                                                                      ----------       ----------
     Total Revenue                                                        26,795           26,754
                                                                      ----------       ----------
EXPENSES

   Cost of sales                                                           3,433
   Selling, general and administrative                                   212,571          108,081
   Depreciation                                                           12,245           12,243
   Amortization                                                            2,711            2,711
                                                                      ----------       ----------
     Total Expenses                                                      230,960          123,035
                                                                      ----------       ----------
OPERATING LOSS                                                          (204,165)         (96,281)
                                                                      ----------       ----------
OTHER EXPENSE

   Interest expense                                                       (6,100)          (3,794)
                                                                      ----------       ----------
       Total Other Expense                                                (6,100)          (3,794)
                                                                      ----------       ----------
NET LOSS                                                              $ (210,265)      $ (100,075)
                                                                      ----------       ----------
NET LOSS PER SHARE, BASIC AND DILUTED                                 $    (0.01)      $    (0.01)
                                                                      ==========       ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                                      22,033,613       18,983,495
                                                                      ==========       ==========

                                 TEN STIX, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                      For the Three Months Ended
                                                                                March 31,
                                                                      ---------------------------
                                                                         2004             2003
                                                                      ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                           $ (210,265)      $ (100,075)
   Adjustments to receivable net loss to net cash
    from operating activities:
     Depreciation and amortization                                        14,956           14,954
     Amortization of debt discounts                                        3,780            3,780
     Purchase options expired                                                  -           12,000
     Common stock issued for services                                    108,000                -
   Changes in assets and liabilities:
     Accounts receivable                                                   3,900          ( 4,500)
     Fixed assets                                                          3,432                -
     Inventory                                                                 -             (751)
     Accounts payable and accrued expenses                                60,231           (6,345)
                                                                      ----------       ----------
       Net Cash Used by Operating Activities                             (15,966)         (80,937)
                                                                      ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES                                           -                -
                                                                      ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Cash overdraft                                                          7,352                -
    Proceeds from notes payable                                            5,000                -
   Payments on notes payable                                                   -          (38,491)
   Proceeds from issuance of common stock                                      -          128,165
   Payments on loans from stockholders                                         -           (2,000)
                                                                      ----------       ----------
       Net Cash Provided by Financing Activities                          12,352           87,674
                                                                      ----------       ----------
INCREASE (DECREASE) IN CASH                                               (3,614)           6,737

CASH AT BEGINNING OF PERIOD                                                    -            8,071
                                                                      ----------       ----------
CASH AT END OF PERIOD                                                 $        -       $   14,808
                                                                      ==========       ==========
SUPPLEMNETAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest paid                                                      $        -       $        -
   Income tax paid                                                    $        -       $        -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

   Common stock issued for services                                   $  108,000       $        -

                                 TEN STIX, INC.
                        Notes to the Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 -  MATERIAL EVENTS

          Litigation
          ----------

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

          The Stipulation provides that the Defendants and their spouses shall, within two business days from the date of approval of the Stipulation by the court, transfer to Rapid Funding all of their respective shares of capital stock of the Issuer, free and clear of all liens, claims and encumbrances. In connection therewith, on April 8, 2004 the Defendants and their spouses transferred 5,182,100 Shares to Rapid Funding. In addition, the Defendants agreed to direct the Issuer's transfer agent and registrar to record such transfer on the stock ledger and books and records of the Issuer.

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

                                 TEN STIX, INC.
                        Notes to the Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 2 -  MATERIAL EVENTS (Continued)

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

                                 TEN STIX, INC.
                       Notes to the Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 2 -  MATERIAL EVENTS (Continued)

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

                                 TEN STIX, INC.
                        Notes to the Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 2 -  MATERIAL EVENTS (Continued)

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

                                 TEN STIX, INC.
                        Notes to the Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 2 -  MATERIAL EVENTS (Continued)

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

          Common Stock
          ------------

          During January 2004, the Company issued 1,200,000 shares of common stock for services rendered valued at the market price of $0.09 per share, or $108,000.

NOTE 3 -  GOING CONCERN

          The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. The Company has incurred net losses from operations since inception and has an accumulated deficit of $1,668,637 and a working capital deficit of $573,136 as of March 31, 2004.

                                 TEN STIX, INC.
                        Notes to the Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 3 -  GOING CONCERN (Continued)

          The Company's strategy is to expand the marketing of their games and shufflers and continue to form positive relationships with casinos throughout the United States. Management believes that an estimated $500,000 in additional debt or equity funding will be required over the next fiscal year for the payment of expenses associated with the ongoing business of the Company

          Although the Company has obtained short-term loans, in the absence of long-term financial support, there can be no assurance that additional financing can be obtained from conventional sources. Management is pursuing alternatives that include plans to raise capital through private placements and other offerings.

NOTE 4 -  SUBSEQUENT EVENTS

          On April 7, 2004, the Company issued 4,200,000 shares of common stock for services.

          On April 14, 2004, the Company issued 2,000,000 shares of common stock for services.

          During April 2004, the Company entered into a stipulation in settlement agreement with Rapid Funding, LLC (see Note 3).

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

General

     Ten Stix Inc. (the "Company") was incorporated on January 10, 1996 under the laws of the State of Colorado to engage in the design, development and marketing of unique card games, of which some are derived from Native American heritage, and other gaming products for the gaming industry. The Company trades its shares of common stock on the OTC Bulletin Board under the symbol "TNTI."

     The Company's principal executive offices are located at 3101 Riverside Drive, Idaho Springs, Colorado 80452. Its telephone number is (303) 567-0163 and its facsimile number is (303) 567-0163. More information regarding the Company and its products is available on its website at www.tenstix.com.

Results of Operation

Three-Month Period Ended March 31, 2004 Compared to Three-Month Period Ended March 31, 2003

     The Company's net loss for the three-month period ended March 31, 2004 was ($210,265) compared to a net loss of approximately ($100,075) for the three-month period ended March 31, 2003 (an increase of $110,190).

     Total revenue for the three-month periods ended March 31, 2004 and 2003 were $26,795 and $26,754, respectively (an increase of $41). Total revenue generated during the three-month periods ended March 31, 2004 and 2003 was comprised of lease, equipment sales, and royalties income. The increase in revenue during the three-month period ended March 31, 2004 was primarily due to an increase in royalty and equipment sales revenue, offset by a $7,824 decrease in lease revenue.

     During the three-month period ended March 31, 2004, the Company incurred operating expenses of $230,960 compared to $123,035 of operating expenses incurred during the three-month period ended March 31, 2003 (an increase of $107,925). Operating expenses for the three-month period ended March 31, 2004 primarily consisted of: (i) $212,571 as selling, general and administrative expenses compared to $108,081 in selling, general and administrative expenses incurred during the three-month period ended March 31, 2003; (ii) $12,245 as depreciation expense compared to $12,243 in depreciation expense incurred during the three-month period ended March 31, 2003; and (iii) $2,711 in amortization expense compared to $2,711 in amortization expense incurred during the three-month period ended March 31, 2003. The Company also incurred $6,100 in interest expense during the three-month period ended March 31, 2004 as compared to $3,794 incurred during the three-month period ended March 31, 2003. The increase in operational expenses during the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003 was primarily due to a increase in selling, general and administrative expenses resulting from the issuance of common stock for services.

     As discussed above, although the Company generated revenues in the amount of $26,795 during the three-month period ended March 31, 2004, the increase in net loss during such period compared to the three-month period ended March 31, 2003 is attributable primarily to a increase in general and administrative expenses. The Company's net loss during the three-month period ended March 31, 2004 is ($210,265) or (0.01) per common share compared to a net loss of approximately ($100,075) or ($0.01) per common share during the three-month period ended March 31, 2003. The weighted average number of common shares outstanding, basic and diluted, was 22,033,613 for the three-month period ended March 31, 2004 compared to 18,983,495 for the three-month period ended March 31, 2003.

     For the three-month period ended March 31, 2004, net cash flows used by operating activities was ($15,966) compared to ($80,937) for the three-month period ended March 31, 2003. The decrease in net cash flows used by operating activities during the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003 resulted primarily from (i) an increase in the net loss, offset by an increase in common stock issued for services; (ii) an increase in accounts payable and accrued expenses of $60,231 during the three-month period ended March 31, 2004 compared to a decrease of ($6,345) during the three-month period ended March 31, 2003; and (iii) a decrease in accounts receivable of $3,900 during the three-month period ended March 31, 2004 compared to an increase of ($4,500) during the three-month period ended March 31, 2003.

     For the three-month period ended March 31, 2004, net cash flows provided by financing activities was $12,352 compared to $87,674 for the three-month period ended March 31, 2003. The decrease during the three-month period ended March 31, 2004 was primarily attributable to (i) a decrease in proceeds from issuance of common stock; and (ii) a decrease in payments on notes payable.

     During the three-month period ended March 31, 2004, the Company generated approximately $26,795 in revenues from the lease, sales, and royalties of its gaming products. Management of the Company believes that the Company will continue to generate such revenues. Management further believes that there are certain material factors applicable to all of the Company's products relevant to the generation of revenues which include, but are not limited to, the following:
(i) adequate capital required to fund operational expenses; and (ii) state approval of the specific game being marketed.

     As of March 31, 2004, the Company's current assets were $2,774 and its current liabilities were $575,910, resulting in a working capital deficit of $573,136. As of March 31, 2004, current assets were comprised of $2,774 in inventory.

     As of March 31, 2004, current liabilities were comprised of (i) $200,413 in notes payable; (ii) $76,500 in notes payable to stockholders; (iii) $127,317 in accounts payable to related parties; (iv) $128,328 in accounts payable and accrued expenses; (v) $7,352 in cash overdraft; and (vi) $36,000 in accrued salary payable.

     As of March 31, 2004, the Company's total assets were $247,322 and its total liabilities were $575,910. As of March 31, 2004, the Company's total liabilities exceeded its total assets by $328,588. As of March 31, 2004, the Company's total assets consisted primarily of (i) $2,774 in current assets; (ii) $118,868 in net cost equipment; (iii) $72,981 net cost of intangible assets; and
(iv) $52,699 in non-current inventory. As of March 31, 2004, the Company's total liabilities consisted primarily of $575,910 in current liabilities.

     Stockholders' deficit increased from ($226,323) for fiscal year ended December 31, 2003 to ($328,588) for the three-month period ended March 31, 2004.

Liquidity And Capital Resources

     As of the date of this Quarterly Report, and based on a twelve-month plan proposed by management of the Company, it is anticipated that an estimated $500,000 is required over the next fiscal year for payment of expenses associated with the ongoing business operations of the Company. The Company generated $26,795 in total revenue during the three-month period ended March 31, 2004 and $26,754 in total revenue during the three-month period ended March 31, 2003. Management anticipates that overall generation of revenues will continue to increase on an annual basis based on existing contracts and marketability of its gaming products. Management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to successfully generate revenues from the marketing of its gaming products and to obtain advances from certain investors and related parties, as necessary. In the event the Company is unable to obtain advances from certain investors and related parties, management believes that the Company can satisfy its cash requirements for approximately the next three months from its liquid assets.

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

     As of the date of this Quarterly Report, the Company has generated little revenue from operations, has a working capital deficit and a retained earnings deficit. Therefore, the Company has been deemed a "going concern" by its independent auditors, HJ & Associates, LLC as noted in the financial statements attached hereto. There is substantial doubt that the Company will be able to retain its status as a "going concern", that is assumption of the continuity of operations of the Company in the absence of evidence to the contrary. Management believes that it can maintain its status as a "going concern" based on its ability to raise funds pursuant to future public and private offerings and to obtain advances and minimize operating expenses by not duplicating expenses or incurring needless expenses.

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

Material Commitments

     A significant and estimated material commitment for the Company for fiscal year 2004 is the amount of $300,000.00 due and owing under the terms of an asset purchase agreement entered into with Summit International Group, Inc. dated May 1, 2001 (the "Asset Purchase Agreement"). Pursuant to the terms of the Asset Purchase Agreement, the Company agreed to pay the amount of $300,000.00, as evidenced by the execution of two promissory notes. The first promissory note dated May 1, 2001 was in the amount of $80,000.00 and was payable to Michael Humecki (the "Humecki Promissory Note"). As of the date of this Quarterly Report, the Company has paid the Humecki Promissory Note in full.

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

     Additionally, a significant and estimated material commitment for the Company for the fiscal year 2004 is the amount of $76,500.00 due and owing certain shareholders of the Company. Certain shareholders of the Company previously advanced an aggregate of $76,500.00 to the Company pursuant to notes payable. The terms of the notes payable provide that the notes are payable upon demand, are non-interest bearing, and may be converted into an undetermined number of shares of the Company's restricted common stock

Future Commitments

     As of the date of this Quarterly Report, the Company does not have any material commitments nor does management anticipate any further material commitments within the next twelve months.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Rapid Funding, LLC v. Ten Stix, Inc.
-----------------------------------

     The Company is a defendant in the matter of Rapid Funding, LLC v. Ten Stix, Inc., filed on February 17, 2004, in the District Court for the County of Jefferson, State of Colorado, Case No. 04-CV-0461. Included as additional defendants in this case are Tony A. Cranford and Thomas E. Sawyer, each being an officer and director of the Company.

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

     Thereafter, subsequent to the period covered by this report, on April 6, 2004, the parties entered into a final stipulation which provided, among other things, for the transfer by Mr. Cranford and Mr. Sawyer to Rapid Funding of all of their respective shares of capital stock of the Company and the deliver duly signed and acknowledged stock powers to convey all of foregoing shares of the Company's stock, and the other shares of the Company stock previously foreclosed upon by Rapid Funding. It was further agreed that a shareholder's meeting of the Company would be conducted which would, among other things, elect Messrs. Cranford and Sawyer as directors for the ensuing year and approve of new Articles of Incorporation which would change the domicile of the Company to Nevada. After approval of new Articles of Incorporation, the Company agreed to issue to Rapid Funding 11,000,000 shares of restricted common stock in consideration of the settlement of the litigation and the Preliminary and Mandatory Injunction being vacated and terminated. Moreover, Rapid Funding agreed to sell to the Company all of its shares of the Company's common stock, whether now owned or hereafter acquired or received, in exchange for $200,000.00 in cash payable in 12 monthly installments commencing no later than July 1, 2004. Until this purchase price is paid in full, the Company agrees to refrain from issuing any new shares of its capital stock or any other rights to acquire capital stock that would dilute the percentage ownership of Rapid Funding in the Company below 51% of the outstanding common stock. In this regard, the Company must provide Rapid Funding with certified monthly reports that detail the exact amount of capital stock, or any other rights to acquire capital stock, issued by the Company to confirm that there is no threat of dilution to Rapid Funding's minimum ownership interest. The Stipulation contains a series of additional restrictions including, without limitation, limitations on salaries payable to Messrs. Cranford and Sawyer, restrictions on the sale of assets of the Company and limitations on indebtedness, which may be incurred by the Company. In the event of default in the terms of the Stipulation, Rapid Funding is entitled to petition for re-institution of the preliminary injunction against the Company and entry of judgment against Messrs. Cranford and Sawyer, jointly and severally, in the amount of the unpaid balance of the $200,000 payable to Rapid Funding, provided that, in no event, shall such judgment be in an amount exceeding $90,000.00.

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

                                                       Number of
                                                        Shares             Percent of
                                                     Beneficially          Outstanding
Name of Beneficial Owner                               Owned(1)              Shares
--------------------------------------------------------------------------------------
Thomas E. Sawyer                                       2,795,750             12.58%
3101 Riverside Drive
Idaho Springs, CO 80452

Tony A. Cranford                                       2,386,350             10.74%
12252 W. Chenango Drive
Morrison, CO 80465

Rapid Funding, LLC                                     9,582,500             43.13%
c/o Andrew Miller
1405 Adams Street
Denver, CO 80206

Officers and Directors as a Group                      5,182,500             23.32%
--------------------------------------------------------------------------------------

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

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the shareholders during the quarter ended March 31, 2004.

Item 5. Other Information.

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

Item 6 - Exhibits and Reports on Form 8-K.

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-B)
     --------
3.1      Articles of Incorporation (1)
3.2      Restated Articles of Incorporation of Registrant (2)
3.3      Bylaws of Registrant (1)
99.1**   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350
99.2**   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350
99.3**   906 Certification
         _______________
(1)      Incorporated by reference to Form 10SB filed February 8, 2001
(2)      Incorporated by reference to Form 8-K filed October 31, 2003.
         **   Filed Herewith

(b)  Forms 8-K
     ---------
     There were no reports on Form 8-K filed during the quarter ended March 31, 2004.

Subsequent 8-Ks

     Subsequent to the period covered by this report, on May 4, 2004, the Company filed a report on Form 8-K setting forth the circumstances behind the Change of Control of the Company that occurred on April 8, 2004 and additionally listing five separate press releases filed during the month of April 2004.

     Subsequent to the period covered by this report, on May 18, 2004, the Company filed a report on Form 8-K for a Press Release that announced the delivery of its consumer model of the ProShuffle (TM) through its distributor, Excalibur Electronics, to the J.C. Penney Corporation, Inc.

     Subsequent to the period covered by this report, on May 20, 2004, the Company filed a report on Form 8-K for a Press Release that announced the second order of shufflers by Bed Bath & Beyond.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TEN STIX INC.



Date:  May 25, 2004                        /s/ Thomas E. Sawyer
       _______________                     _______________________________
                                           Thomas E. Sawyer
                                           President/Treasurer/
                                           Chief Executive Officer




Date:  May 25, 2004                        /s/ Tony A. Cranford
       ________________                    _______________________________
                                           Tony A. Cranford
                                           Vice President