Form 10KSB/A
period 2003-12-31
TEN STIX INC
filed 2004-06-22
CIK 1075993

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _______________________

                                   FORM 10-KSB/A-2

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

     Transitional Small Business Disclosure Format. Yes ___ No _X_

================================================================================

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----
                                     PART I
                                     ------
Item 1.       Description of Business ...................................      4
Item 2.       Description of Property ...................................     18
Item 3.       Legal Proceedings .........................................     18
Item 4.       Submission of Matters to a Vote of Security Holders .......     20

                                     PART II
                                     -------
Item 5.       Market For Common Equity and Related Stockholder Matters ..     20
Item 6.       Management's Discussion and Analysis or Plan of Operation .     23
Item 7.       Financial Statements ......................................     27
Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure .......................     27

                                    PART III
                                    --------
Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act .........     27
Item 10.      Executive Compensation ....................................     29
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters ................     31
Item 12.      Certain Relationships and Related Transactions ............     33
Item 13.      Exhibits and Reports on Form 8-K ..........................     33
Item 14.      Controls and Procedures ...................................     34
Item 15.      Principal Accountant Fees and Services ....................     34

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

                                     PART II
                                     -------
Item 5.  Market For Common Equity and Related Stockholder Matters.

     As of the date of this Annual Report, the Company's Common Stock trades on the Over-the-Counter Bulletin Board under the symbol "TNTI.OB." The market for the Company's Common Stock is limited, volatile and sporadic and the price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company's shares, and other factors. The following table sets forth the high and low sales prices relating to the Company's Common Stock for the last fiscal year since commencement of trading. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

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

        Holders

     There were approximately 255 holders of record of the Company's Common Stock as of May 5, 2004, and 18 shareholders of record of the Company's Preferred Stock.

        Dividends

     The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

        Recent Issuance of Registered Securities

     On November 18, 2003, the Company authorized the issuance of 600,000 registered shares of common stock to David Keaveney, pursuant to the Corporate Image Agreement dated September 11, 2003. No underwriters were used. The securities were registered under the Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona which was granted on November 12, 2003.

     On December 4, 2003, the Company issued 600,000 registered shares of common stock to David Keaveney, pursuant to Corporate Image Agreement dated September 11, 2003. No underwriters were used. The securities were registered under the Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to
Section 44-1891 of the Securities Act of Arizona which was granted on November 12, 2003.

        Recent Issuance of Restricted Securities

     On October 14, 2003, the Company authorized the issuance of 20,000 restricted shares of Common Stock to Empire Relations Group Inc., pursuant to a Consulting Services Agreement. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.

     On November 7, 2003, the Company issued 500,000 restricted shares of Common Stock to DK Holdings, LLC pursuant to the terms of a Consulting Services Agreement. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.

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

        Subsequent Events

     On January 14, 2004, subsequent to the period covered by this report, the Company issued 1,200,000 registered shares of common stock to David Keaveney, pursuant to Corporate Image Agreement dated September 11, 2003. No underwriters were used. The securities were registered under the Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona which was granted on November 12, 2003.

     On February 26, 2004, subsequent to the period covered by this report, Ten Stix requested, the return of Preferred Stock shares from Mercatus, Certificate No. 1021 for 5,725 shares and No. 1020 for 8,588 shares, in consideration of loan funding that was never delivered to the Company.

     On April 7, 2004, subsequent to the period covered by this report, the Company issued 1,200,000 registered shares of common stock to David Keaveney, pursuant to Corporate Image Agreement dated September 11, 2003. No underwriters were used. The securities were registered under the Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona which was granted on November 12, 2003.

     On April 7, 2004, subsequent to the period covered by this report, the Company issued 1,000,000 registered shares of common stock to Frank Dobrucki for services rendered as a consultant. No underwriters were used. The securities were registered under the Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 11-51-304 of the Colorado Securities Act which was granted on September 17, 2003.

     On April 13, 2004, subsequent to the period covered by this report, the Company issued 2,000,000 registered shares of common stock to Scott Cartwright pursuant to the 2003 Stock Plan. No underwriters were used. The securities were registered under the Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 11-51-304 of the Colorado Securities Act which was granted on September 17,2003.

     On April 13, 2004, subsequent to the period covered by this report, the Company issued 2,000,000 registered shares of common stock to John Delello pursuant to the 2003 Stock Plan. No underwriters were used. The securities were registered under the Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 11-51-304 of the Colorado Securities Act which was granted on September 17,2003.

     On May 13, 2004, subsequent to the period covered by this report, Ten Stix issued 11,000,000 shares of its common stock to Rapid Funding, LLC, pursuant to the terms of the April 6, 2004 stipulation in the matter of Rapid Funding, LLC
v. Ten Stix, Inc., Case No. 04-CV-0461. Following the issuance of these shares Rapid Funding, LLC is the owner of 25,764,600 shares of Ten Stix, Inc. common stock, representing 54.68% of the total outstanding shares. See Part II, Item 1
- Legal Proceedings.

     On May 13, 2004, subsequent to the period covered by this report, the Company issued 1,300,000 registered shares of common stock to David Keaveney, pursuant to Corporate Image Agreement dated September 11, 2003. No underwriters were used. The securities were registered under the Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona which was granted on November 12, 2003.

     On May 13, 2004, subsequent to the period covered by this report, the Company issued 1,000,000 registered shares of common stock to Frank Dobrucki for services rendered as a consultant. No underwriters were used. The securities were registered under the Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 11-51-304 of the Colorado Securities Act which was granted on September 17, 2003.

     On May 13, 2004, subsequent to the period covered by this report, the Company issued 2,700,000 registered shares of common stock to Scott Cartwright pursuant to the 2003 Stock Plan. No underwriters were used. The securities were registered under the Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 11-51-304 of the Colorado Securities Act which was granted on September 17,2003.

     On May 13, 2004, subsequent to the period covered by this report, the Company issued 2,700,000 registered shares of common stock to John Delello pursuant to the 2003 Stock Plan. No underwriters were used. The securities were registered under the Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 11-51-304 of the Colorado Securities Act which was granted on September 17,2003.

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

____________________

* On December 28, 2000, Mr. Sawyer assigned the distributorship rights to market a card game called "Bonus 6" within the United States, excluding Colorado, to the Company and the Company assumed the obligations under Mr. Sawyer's distribution agreement with the owner of Bonus 6. Pursuant to the terms of the assignment agreement, Mr. Sawyer maintained the marketing and distribution rights within the State of Colorado and receives a 40% commission on gross revenues generated from the sale or lease of "Bonus 6" to the casinos located in Colorado, on a monthly basis. During 2003 and 2002, Mr. Sawyer received commissions of $9,384 and $4,480, respectively from the Company. During 2003, the Company allowed its distribution rights to "Bonus 6" to expire.

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

        (d) Securities Authorized for Issuance Under Equity Compensation Plans.

                                                     --------------------- ------------------- ----------------------
                                                                           Weighted-average    Number of securities
                                                     Number of             exercise price of   remaining available
                                                     Securities to be      outstanding         for future issuance
                                                     issued upon           options, warrants   under equity
                                                     exercise of           and rights          compensation plans
                                                     outstanding                               (excluding
                                                     options, warrants                         securities reflected
                                                     and rights                                in column (a))
                  ---------------------------------- --------------------- ------------------- ----------------------
                  ---------------------------------- --------------------- ------------------- ----------------------
                                                             (a)                  (b)                   (c)
                  ---------------------------------- --------------------- ------------------- ----------------------
                  ---------------------------------- --------------------- ------------------- ----------------------
                  Equity compensation plans
                  approved by security holders
                                                              0                    0                     0
                  ---------------------------------- --------------------- ------------------- ----------------------
                  ---------------------------------- --------------------- ------------------- ----------------------
                  Equity compensation plans
                  Not approved by security holders
                      -2003 Stock Plan                        0                 $0.03               15,000,000
                      -Corporate Imaging Agreement            0 (1)             $0.03                  300,000
                  ---------------------------------- --------------------- ------------------- ----------------------
                  ---------------------------------- --------------------- ------------------- ----------------------

                  ---------------------------------- --------------------- ------------------- ----------------------
                  ---------------------------------- --------------------- ------------------- ----------------------
                  Total                                       0                 $0.03               15,300,000
                  ---------------------------------- --------------------- ------------------- ----------------------

                    (1) Under the terms of the Corporate Imaging Agreement the Company is to pay equal payments of thirty thousand dollars each or it can make share payments valued at thirty thousand dollars, the number of shares of which shall be calculated based upon the closing bid price of Common Stock as of the last day of the month immediately preceding the date which each share payment is due, thus payment in shares will only be realized if the Company opts not to make a cash payment.

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

                                            Ten Stix, Inc.



Dated: June 21, 2004                        /s/ Thomas E. Sawyer
                                            __________________________________
                                            By: Thomas E. Sawyer
                                            Its: President and
                                            Chief Executive Officer



Dated: June 21, 2004                        /s/ Tony A.Cranford
                                            __________________________________
                                            By: Tony A. Cranford
                                            Its: Vice President and Secretary

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

Statements of Operations.................................................. F - 7

Statements of Stockholder's Equity (Deficit).............................. F - 8

Statements of Cash Flows.................................................. F - 9

Notes to the Financial Statements........................................ F - 11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
Ten Stix, Inc.
Idaho Springs, Colorado

We have audited the balance sheet of Ten Stix, Inc. as of December 31, 2003, and the related statement of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ten Stix, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended December, in conformity with generally accepted accounting principles in the United States of America.

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


HJ & Associates, LLC
Salt Lake City, Utah
May 4, 2004, except for Note 12 as to
  which the date is June 18, 2004

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

               During April, 2004, the Company issued 5,000,000 shares of common stock for services.

               During April 2004, the Company entered into a stipulation in settlement agreement with Rapid Funding, LLC. (See Note 11)

               During May 2004, the Company issued 11,000,000 shares of common stock to Rapid Funding in accordance with this agreement.

               During May 2004, the Company issued 7,700,000 shares of common stock to four individuals for services rendered.