Form 10QSB/A
period 2004-03-31
TEN STIX INC
filed 2004-06-22
CIK 1075993

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _______________________

                                 FORM 10-QSB/A-1

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

     Transitional Small Business Disclosure Format. Yes ___ No _X_

                                  TEN STIX INC.

                              Report on Form 10-QSB

                      For the Quarter Ended March 31, 2004

                                      INDEX
                                                                           Page
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)...................   3

                      Balance Sheet .....................................   4
                      Statements of Operations ..........................   5
                      Statements of Cash Flows...........................   6
                      Notes to the Financial Statements .................   7

         Item 2.      Management's Discussion and Analysis
                      or Plan of Operation ..............................  13

         Item 3.      Controls and Procedures ...........................  17

Part II. Other Information

         Item 1.      Legal Proceedings .................................  18

         Item 2.      Changes in Securities .............................  19

         Item 3.      Defaults Upon Senior Securities ...................  20

         Item 4.      Submission of Matters to a Vote of
                      Security Holders ..................................  20

         Item 5.      Other Information .................................  20

         Item 6.      Exhibits and Reports on Form 8-K ..................  22

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

          During April 2004, the Company entered into a stipulation in settlement agreement with Rapid Funding, LLC. (See Note 3)

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
--------------------------------------------------------------------------------------

     On April 8, 2004, subsequent to the period of this report, pursuant to a stipulation in settlement of the matter of Rapid Funding, LLC v. Ten Stix, Inc., et al., Case Number 04 CV 0461, in the District Court of Jefferson County, Colorado, Rapid Funding, LLC acquired additional shares of the Company's common stock so that it then owned an aggregate of 14,764,750 shares (representing 66.39% of then outstanding shares of common stock of the Company) and received from the Company the right to an additional 11,000,000 shares of the Company's common stock. On May 13, 2004, Ten Stix issued the 11,000,000 shares of its common stock to Rapid Funding, LLC making them the owner of 25,764,600 shares of Ten Stix, Inc. common stock, representing 54.68% of the total outstanding shares. A change in control of the Company has occurred due to the substantial stock ownership now held by Rapid Funding LLC.

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

Subsequent Events

     On April 7, 2004, the Company issued 1,200,000 unrestricted shares of common stock to David Keaveney, pursuant to Corporate Image Agreement dated September 11, 2003. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona which was granted on November 12, 2003.

     On April 7, 2004, the Company issued 1,000,000 unrestricted shares of common stock to Frank Dobrucki for services rendered as a consultant. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 11-51-304 of the Colorado Securities Act which was granted on September 17, 2003.

     On April 13, 2004, the Company issued 2,000,000 unrestricted shares of common stock to Scott Cartwright pursuant to the 2003 Stock Plan. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 11-51-304 of the Colorado Securities Act which was granted on September 17,2003.

     On April 13, 2004, the Company issued 2,000,000 unrestricted shares of common stock to John Delello pursuant to the 2003 Stock Plan. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 11-51-304 of the Colorado Securities Act which was granted on September 17,2003.

     On May 13, 2004, Ten Stix issued 11,000,000 shares of its common stock to Rapid Funding, LLC, pursuant to the terms of the April 6, 2004 stipulation in the matter of Rapid Funding, LLC v. Ten Stix, Inc., Case No. 04-CV-0461. Following the issuance of these shares Rapid Funding, LLC is the owner of 25,764,600 shares of Ten Stix, Inc. common stock, representing 54.68% of the total outstanding shares. See Part II, Item 1 - Legal Proceedings.

     On May 13, 2004, the Company issued 1,300,000 unrestricted shares of common stock to David Keaveney, pursuant to Corporate Image Agreement dated September 11, 2003. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to
Section 44-1891 of the Securities Act of Arizona which was granted on November 12, 2003.

     On May 13, 2004, the Company issued 1,000,000 unrestricted shares of common stock to Frank Dobrucki for services rendered as a consultant. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 11-51-304 of the Colorado Securities Act which was granted on September 17, 2003.

     On May 13, 2004, the Company issued 2,700,000 unrestricted shares of common stock to Scott Cartwright pursuant to the 2003 Stock Plan. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 11-51-304 of the Colorado Securities Act which was granted on September 17,2003.

     On May 13, 2004, the Company issued 2,700,000 unrestricted shares of common stock to John Delello pursuant to the 2003 Stock Plan. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 11-51-304 of the Colorado Securities Act which was granted on September 17,2003.

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

                                           TEN STIX INC.



Date:  June 21, 2004                       /s/ Thomas E. Sawyer
       _______________                     _______________________________
                                           Thomas E. Sawyer
                                           President/Treasurer/
                                           Chief Executive Officer




Date:  June 21, 2004                       /s/ Tony A. Cranford
       ________________                    _______________________________
                                           Tony A. Cranford
                                           Vice President