Form 10QSB
period 2004-06-30
TEN STIX INC
filed 2004-09-16
CIK 1075993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _______________________

                                   FORM 10-QSB

   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                 For Quarterly period Ended: June 30, 2004; or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                For the transition period _________ to __________

                         Commission File Number: 0-32323
                             _______________________

                                  TEN STIX INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                                  20-1217659
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     The number of shares outstanding of the registrant's common stock, $0.001 par value, as of June 30, 2004, was 58,618,228.

     Transitional Small Business Disclosure Format. Yes ___ No _X_

                                  TEN STIX INC.

                              Report on Form 10-QSB

                       For the Quarter Ended June 30, 2004

                                      INDEX
                                                                            Page
Page Part I. Financial Information

     Item 1. Financial Statements (unaudited)..............................   3
             Balance Sheet ................................................   4
             Statements of Operations .....................................   5
             Statements of Cash Flows......................................   6
             Notes to the Financial Statements ............................   7

     Item 2. Management's Discussion and Analysis or Plan of Operation ....  17

     Item 3. Controls and Procedures ......................................  25

Part II. Other Information

     Item 1. Legal Proceedings ............................................  25

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...  26

     Item 3. Defaults Upon Senior Securities ..............................  28

     Item 4. Submission of Matters to a Vote of Security Holders ..........  28

     Item 5. Other Information ............................................  28

     Item 6. Exhibits and Reports on Form 8-K .............................  32

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

     Our unaudited balance sheet as of June 30, 2004 and our audited balance sheet as of December 31, 2003; the related unaudited statements of operations for the three month and six month periods ended June 30, 2004 and 2003, and the unaudited statements of cash flows for the six month periods ended June 30, 2004 and 2003, are attached hereto and incorporated herein by this reference.

                                 TEN STIX, INC.
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                                        June 30,       December 31,
                                                                          2004            2003
                                                                      -----------      -----------
                                                                      (Unaudited)
CURRENT ASSETS

   Cash                                                               $     1,060      $     3,614
   Restricted cash                                                         15,000                -
   Accounts receivable                                                      3,960            3,900
   Inventory                                                                2,774            3,487
                                                                      -----------      -----------
     Total Current Assets                                                  22,794           11,001
                                                                      -----------      -----------
FIXED ASSETS, NET (NOTE 4)                                                105,346          134,545
                                                                      -----------      -----------
OTHER ASSETS

   Inventory, non-current                                                  52,699           51,986
   Stockholders advances                                                      383                -
   Intangible assets, net                                                  70,270           75,692
                                                                      -----------      -----------
     Total Other Assets                                                   123,352          127,678
                                                                      -----------      -----------
     TOTAL ASSETS                                                     $   251,492      $   273,224
                                                                      ===========      ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------
CURRENT LIABILITIES

   Accounts payable and accrued expenses                              $   164,053      $    90,610
   Accounts payable - related party                                        16,282          140,804
   Accrued salary payable                                                  72,000                -
   Notes payable                                                          206,673          191,633
   Notes payable, stockholders                                            202,145           76,500
                                                                      -----------      -----------
     Total Current Liabilities                                            661,153          499,547
                                                                      -----------      -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred A stock, $.001 par value, 100,000 shares authorized;
    96 shares issued and outstanding                                            1                1
   Common stock; $.001 par value, 500,000,000 shares authorized;
    64,555,730 and 21,018,228 and issued and outstanding,
    respectively                                                           72,118           21,018
   Additional paid-in capital                                           1,809,684        1,211,030
   Stock subscription receivable                                          (15,388)               -
   Accumulated deficit                                                 (2,276,076)      (1,458,372)
                                                                      -----------      -----------
     Total Stockholders' Equity (Deficit)                                (409,661)        (226,323)
                                                                      -----------      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $   251,492      $   273,224
                                                                      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                 TEN STIX, INC.
                            Statements of Operations
                                   (Unaudited)

                                                  For the Six Months Ended      For the Three Months Ended
                                                         June 30,                        June 30,
                                                ---------------------------     ---------------------------
                                                    2004           2003             2004           2003
                                                -----------     -----------     -----------     -----------
REVENUE

   Net sales                                    $    58,966     $    48,750     $    32,171     $    21,996
                                                -----------     -----------     -----------     -----------
EXPENSES

   Cost of sales                                      4,711               -           1,278               -
   Selling, general and administrative              833,278         196,418         620,707          88,337
   Depreciation                                      24,490          24,293          12,245          12,050
   Amortization                                       5,422           5,422           2,711           2,711
                                                -----------     -----------     -----------     -----------
     Total Expenses                                 867,901         226,133         636,941         103,098
                                                -----------     -----------     -----------     -----------
OPERATING LOSS                                     (808,935)       (177,383)       (604,770)        (81,102)
                                                -----------     -----------     -----------     -----------
OTHER EXPENSE

   Interest expense                                  (8,769)         (8,586)         (2,669)         (4,792)
                                                -----------     -----------     -----------     -----------
       Total Other Expense                           (8,769)         (8,586)         (2,669)         (4,792)
                                                -----------     -----------     -----------     -----------
NET LOSS                                        $  (817,704)    $  (185,969)    $  (607,439)    $   (85,894)
                                                ===========     ===========     ===========     ===========
BASIC LOSS PER SHARE                            $     (0.02)    $     (0.01)    $     (0.01)    $     (0.01)
                                                ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND
DILUTED                                          33,652,294      19,003,495      45,270,975      19,023,495
                                                ===========     ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                 TEN STIX, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                         For the Six Months Ended
                                                                                  June 30,
                                                                           2004            2003
                                                                        -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                             $  (817,704)    $  (185,969)
   Adjustments to reconcile net loss to net cash
    from operating activities:
     Depreciation and amortization                                           29,912          29,715
     Amortization of debt discounts                                           5,040           7,580
     Purchase options expired                                                     -          12,000
     Common stock issued for services                                       557,128               -
   Changes in assets and liabilities:
       Accounts receivable                                                      (60)         (4,500)
       Fixed assets                                                           4,709               -
       Inventory                                                                  -            (754)
       Accounts payable and accrued expenses                                146,566          40,059
       Stockholder advances                                                    (383)          3,004
                                                                        -----------     -----------
       Net Cash Used by Operating Activities                                (74,792)        (98,865)
                                                                        -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                                       -          (1,625)
                                                                        -----------     -----------
       Net Cash Used by Investing Activities                                      -          (1,625)
                                                                        -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in restricted cash                                              (15,000)              -
   Proceeds from notes payable                                               20,000               -
   Payments on notes payable                                                (10,000)        (47,065)
   Proceeds from issuance of common stock                                    77,238         147,164
   Payment on loans from stockholders                                             -          (2,000)
                                                                        -----------     -----------
       Net Cash Provided by Financing Activities                             72,238          98,099
                                                                        -----------     -----------
DECREASE IN CASH                                                             (2,554)         (2,391)
                                                                        -----------     -----------
CASH AT BEGINNING OF PERIOD                                                   3,614           8,071

CASH AT END OF PERIOD                                                   $     1,060     $     5,680
                                                                        ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest paid                                                        $     8,769     $     1,119
   Income tax paid                                                      $         -     $         -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services                                     $   557,128     $         -

   The accompanying notes are an integral part of these financial statements.

                                 TEN STIX, INC.
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - GOING CONCERN

          The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. The Company has incurred net losses from operations since inception and has an accumulated deficit of $2,276,076 and a working capital deficit of $638,358 as of June 30, 2004.

          The Company's future success and viability is primarily dependent upon its ability to find new business opportunities. Recent developments have resulted in the Company forming a wholly owned subsidiary which will continue marketing, promotion and sales of the gaming business, while allowing the Company's management to refocus goals, objectives and strategies of the Company. The Company's plan of operation for the next twelve months is to seek the acquisition of assets, property or business that may benefit the Company and its shareholders. Because the Company has minimal resources, management anticipates that to achieve any such acquisition, it may be required to issue shares of its common stock as consideration for such acquisition. In the event that the Company contacts or is contacted by a private company or other entity, which may be considering a merger with to into the Company, it is possible that the Company would be required to raise additional finds in order to accomplish the transaction.

          Management of the Company believes that an estimated $1,000,000 is going to be required over the next fiscal year for payment of expenses associated with the operations of the Company. During the next twelve months, the Company's foreseeable cash requirements will relate to continuing the operations of its wholly owned subsidiary, maintaining the Company in good standing and making the requisite filings with the Securities and Exchange

                                 TEN STIX, INC.
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 2 - GOING CONCERN (Continued)

          Commission and the payments of expenses associated with reviewing or investigating any potential business venture. Because the Company has not identified any such venture as of this date, it is impossible to predict the costs. Additionally, the Company may experience a liquidity crisis and be required to raise additional capital. Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of its stock or through loans from private investors, although there can be no assurance that the Company will be able to obtain such financing. The Company's failure to do so would have material and adverse affect upon the Company and its shareholders.

NOTE 3 - MATERIAL EVENTS

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

                                 TEN STIX, INC.
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 3 - MATERIAL EVENTS (Continued)

          Litigation (Continued)
          ---------------------

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

                                 TEN STIX, INC.
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 3 - MATERIAL EVENTS (Continued)

          Litigation (Continued)
          ---------------------

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

                                 TEN STIX, INC.
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 3 - MATERIAL EVENTS (Continued)

          Litigation (Continued)
          ---------------------

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

          In the event of a default under the terms of the Stipulation, and in addition to all other remedies, among other things:

                                 TEN STIX, INC.
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 3 - MATERIAL EVENTS (Continued)

          Litigation (Continued)
          ---------------------

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

          As of June 30, 2004, the Company has complied with all aspects of the stipulation, including issuing the 11,000,000 shares of common stock and an additional 11,500,000 to prevent dilution and maintain Rapid Funding's 51% minimum ownership. During July 2004, the Company paid the full Purchase Price of $200,000 and received a total of 36,962,100 shares of its common stock in return.

          Note Payable
          ------------

          On June 30, 2004, the Company executed a promissory note (the Note) in the principal amount of $15,000, in order to make the initial $15,000 payment due to Rapid Funding on July 1, 2004. Under the terms of the Note, the principal and interest at the rate of 12% per annum shall be due and payable on or before August 10, 2004. Additionally, the Note provides that at the option of the holder, the unpaid principal and interest thereon shall be paid by the delivery to the holder all shares of the common stock of the Company owned by Rapid Funding, when Rapid Funding has been paid in full pursuant to the Stipulation.

          Management Severance Agreement
          ------------------------------

          On June 30, 2004, the Company and its officers Tony Cranford and Tom Sawyer and the holder of the above note entered into a Management Severance Agreement (the Agreement). Under the terms of the Agreement, the holder shall loan or arrange a loan to the Company in

                                 TEN STIX, INC.
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 3 - MATERIAL EVENTS (Continued)

          Management Severance Agreement (Continued)
          -----------------------------------------

          the amount of $185,000 in order for the Company to pay and satisfy the outstanding indebtedness owing to Rapid Funding under the Stipulation. This loan was evidenced by a Convertible Debenture on July 1, 2004 with the funds used by the Company to pay off the balance owing to Rapid Funding under the Stipulation. Under the terms of the Convertible Debenture the Company promises to pay the loan in full on or before the first anniversary date of the issuance, with interest from the date of issuance at the rate of 8% per annum, compounded and payable quarterly. Pursuant to the terms of the Convertible Debenture, the holder, at its option at any time, may convert all or part of the unpaid principal balance, plus accrued interest thereon into the common stock of the Company. In the event of a conversion, the number of shares of the common stock to be issued shall be determined by dividing the unpaid principal balance of the Convertible Debenture, plus any accrued interest by 80% of the average of the lowest three closing bid prices in past twenty trading days immediately preceding any such conversion.

          The Agreement also provides that following the Company's annual meeting of shareholders and completion of its reincorporation and change of domicile from Colorado to Nevada, the Company shall authorize 3,000,000 shares of Series B Preferred Stock. The holder shall be able to exchange the common shares received pursuant to the option available in the Note for 2,500,000 shares of Series B Preferred Stock and the Company shall cancel those common shares it receives in this exchange by the holder.

          The Agreement also provides that the Company will form a gaming subsidiary named Pro Shuffler, Inc., and that all gaming related assets, licenses, and liabilities relating to said gaming business be transferred to Pro Shuffler, Inc. Tom Sawyer and Tony Cranford will be the officers and directors of Pro Shuffler, Inc., and the Company will transfer 80% of the common stock of Pro Shuffler, Inc. to Sawyer and Cranford in consideration of their forgiveness of all unpaid accrued payroll due and owing by the Company to Sawyer and Cranford. Concurrently with the formation of Pro Shuffler, Inc., Sawyer and Cranford shall execute Consulting Agreements under which they shall receive an aggregate of $60,000 for their services to the Company regarding the transition of operations, and Pro Shuffler, Inc. shall receive an additional $40,000 for transitional and spin-off related costs.

          Following the completion of these events, Sawyer shall resign as the President and CEO of the Company, and the Board of Directors of Ten Stix shall appoint one additional director as designated by the holder to join the existing members of the Board of Directors of the Company.

          Common Stock
          ------------

          During the quarter ended June 30, 2004, the Company issued 34,562,500 shares of common stock for services rendered valued at $449,128, or an average market price of $0.013 per share.

          During the quarter ended June 30, 2004, the Company issued 15,337,500 shares of common stock for the exercise of stock options (see Note 4). The Company received $77,238 in cash from the sale, or an average of $0.005 per share.

                                 TEN STIX, INC.
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 4 - STOCK OPTIONS

          A summary of the status of the Company's outstanding stock options as of June 30, 2004 and December 31, 2003 and changes during the periods then ended is presented below:

                                                     June 30, 2004                  December 31, 2003
                                                ------------------------        ------------------------
                                                                Weighted                        Weighted
                                                                Average                         Average
                                                                Exercise                        Exercise
                                                Shares          Price           Shares          Price
                                                ----------      ----------      ----------      ----------
              Outstanding, beginning of
               year                                      -      $        -               -      $        -
              Granted                           15,337,500           0.005               -               -
              Expired/Cancelled                          -               -               -               -
              Exercised                        (15,337,500)          0.005               -               -
                                                ----------      ----------      ----------      ----------
              Outstanding end of period                  -      $        -               -      $        -
                                                ==========      ==========      ==========      ==========
              Exercisable                                -      $        -               -      $        -
                                                ==========      ==========      ==========      ==========


          During the quarter ended June 30, 2004, the Company granted options to purchase 15,337,500 shares of the Company's common stock to consultants. The options were earned, vested and exercised immediately at an average exercise price of $0.005 per share. The Company received cash of $77,238 related to these exercises.

NOTE 5 - RELATED PARTY TRANSACTIONS

          During the quarter ended June 30, 2004, an officer paid bills totaling $16,282 on behalf of the Company.

NOTE 6 - SUBSEQUENT EVENTS

          Litigation
          ----------

          During July 2004 and in conjunction with the Stipulation with Rapid Funding (see Note 3), the Company issued a convertible debenture in the amount of $185,000. The debenture accrues interest at 8% per annum, compounded and payable quarterly, is due on or before the first anniversary date of the debenture and principal and interest is convertible into common stock at the average of the lowest three closing bid prices in the past 20 days immediately preceeding the election.

          During July 2004, the Company paid the full Purchase Price of the Stipulation with Rapid Funding (see Note 3) of $200,000 and received a total of 36,962,100 shares of its common stock in return.

                                 TEN STIX, INC.
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 6 - SUBSEQUENT EVENTS (Continued)

          Common Stock and Stock Options
          ------------------------------

          During July 2004, the Company authorized the issuance of 20,000,000 shares of common stock for use in a Non-Employee Directors and Consultants Retainer Stock Plan for 2004.

          During August 2004, the Company changed its state of incorporation from Nevada to Colorado. In connection with this change, the capital stock of the Company was increased from 500,100,000 shares (500,000,000 common; 100,000 preferred) to 525,000,000 (500,000,000 common; 25,000,000 preferred).

          At the annual meeting in August 2004, the Company resolved to convert each share of Series A Preferred Stock into 500 shares of common stock until September 24, 2004 which would result in 48,000 shares of common stock being issued upon conversion.

          During August 2004, the Company issued 14,000,000 shares of the Company's common stock to consultants for services rendered.

          Commitments and Contingencies
          -----------------------------

          On August 6, 2004, the Company entered into a consulting agreement. The agreement calls for payments of $10,000 per month during the term of the contract through July 31, 2005.

          Amendment to Promissory Note and Management Severance Agreement
          ---------------------------------------------------------------

          On August 26, 2004, the Company entered into an Amendment to the Note in the principal amount of $15,000 (see Note 3) and Management Severance Agreement, both dated June 30, 2004. Pursuant to the terms of the Note and the Agreement, the holder, at his option could elect to convert the Note into 37,764,600 shares of common stock which the Company was redeeming from Rapid Funding, LLC (in satisfaction of the Stipulation entered into between the Corporation and Rapid Funding, See Note 3), and such additional shares of common stock based on the outstanding shares as of the date of the next annual meeting of shareholders, which was held on August 5, 2004, so that the holder would be the holder of 51% of the outstanding common stock of the Company.

          In addition, the Agreement also provided that holder the option to convert the shares of common stock received in satisfaction of the $15,000 Note to 2,500,000 shares of Series B Preferred Stock.

          On August 23, 2004, the holder notified the Company of his election to convert the Note to common stock pursuant to the terms of the Note and the Agreement and then convert the common stock pursuant to the Management Severance Agreement to 2,500,000 shares of Series B Preferred Stock.

                                 TEN STIX, INC.
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 6 - SUBSEQUENT EVENTS (Continued)

          Amendment to Promissory Note and Management Severance Agreement
          ---------------------------------------------------------------
          (Continued)
          -----------

          As a matter of administrative and cost efficiency, the Company and the holder agreed to amended the Note and Agreement to reflect that the
          Note is convertible directly into 2,500,000 shares of Series B Preferred Stock. Accordingly, on August 26, 2004, the Company issued 2,500,000 shares of Series B Preferred Stock in full satisfaction of the promissory note and Agreement.

          The Agreement also provided that the Company was to form a gaming subsidiary named Pro Shuffler, Inc., and that all gaming related assets, licenses, and liabilities relating to the gaming business be transferred to Pro Shuffler, Inc. As part of the amendment, the Company agreed and issued a total of 400,000 restricted shares of common stock valued at $1,200, 200,000 shares each issued each to Tony
          A. Cranford and Thomas E. Sawyer, officers and directors of the Company, in consideration and exchange for 1,100,000 shares of common stock of Ten Stix Gaming, Inc., a Colorado corporation, thereby making Ten Stix Gaming, Inc., a wholly-owned subsidiary of the Company. Ten Stix Gaming, Inc. was formed in February 2004 on behalf of the Company. Tom Sawyer and Tony Cranford will be the officers and directors of Ten Stix Gaming, Inc., and the Company will transfer 80% of the common stock of Ten Stix Gaming, Inc., to Sawyer and Cranford in consideration of their forgiveness of all unpaid accrued payroll due and owing by the Company to Sawyer and Cranford.

          Following the completion of these events, Sawyer shall resign as the President and CEO of the Company, and the Board of Directors of Ten Stix shall appoint one additional director as designated by the holder to join the existing members of the Board of Directors of the the Company.

          Change of Control
          -----------------

          As discussed above, on August 26, 2004, the Company issued 2,500,000 shares of Series B Preferred Stock. Pursuant to Section 2(a) of the Certificate of Designation, each share of the Series B Preferred Stock shall be entitled to one vote for each share of the Common Stock into which the Series B Preferred Stock is convertible as of the record date for such vote or, if no record date is specified, as of the date of such vote.

          Pursuant to the terms of the Certificate of Designation of Series B Preferred Stock, the par value of each shares of Series B Preferred Stock is $0.05. Pursuant to Section 5(a) of the Certificate of Designation, the holder of the Series B Preferred Stock may convert said shares to common stock at his option. Pursuant to Section 5(a), in the event of a conversion, the number of shares of Common Stock to be issued on account of each share of the Series B Preferred Stock shall be determined by dividing (i) the Adjusted Face Value plus the amount of any accrued but unpaid dividends thereon by (ii) $0.0005. Accordingly, each share of Series B Preferred Stock is convertible into 100 shares of common stock at option of the holder of the Series B Preferred Stock, for an aggregate of 250,000,000 shares of common stock.

                                 TEN STIX, INC.
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 6 - SUBSEQUENT EVENTS (Continued)

          Change of Control (Continued)
          -----------------------------

          Accordingly, the holder of the 2,500,000 shares of Series B Preferred Stock has the right pursuant to Section 2(a) of the Certificate of Designation, to vote 250,000,000 shares of common stock, effectively giving the holder voting control of the Company.

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

Results Of Operation

Six-Month Period Ended June 30, 2004 Compared to Six-Month Period Ended June 30, 2003

     The Company's net loss for the six-month period ended June 30, 2004 was approximately ($817,704) compared to a net loss of approximately ($185,969) for the six-month period ended June 30, 2003 (an increase of $631,735).

     Total revenue for the six-month periods ended June 30, 2004 and 2003 were $58,966 and $48,750, respectively (an increase of $10,216). Total revenue generated during the six-month periods ended June 30, 2004 and 2003 was comprised of lease income. The increase in revenue during the six-month period ended June 30, 2004 was primarily due to an increase in the number of gaming products and shufflers leased to casinos.

     During the six-month period ended June 30, 2004, the Company incurred operating expenses of $867,901 compared to $226,133 of operating expenses incurred during the six-month period ended June 30, 2003 (an increase of $641,768). Operating expenses for the six-month period ended June 30, 2004 primarily consisted of: (i) $833,278 as selling, general and administrative expenses compared to $196,418 as selling, general and administrative expenses incurred during the six-month period ended June 30, 2003; (ii) $24,490 as depreciation expense compared to $24,293 as depreciation expense incurred during the six-month period ended June 30, 2003; and (iii) $5,422 as amortization expense compared to $5,422 as amortization expense incurred during the six-month period ended June 30, 2003. The Company also incurred $8,769 as interest expense during the six-month period ended June 30, 2004 as compared to $8,586 incurred during the six-month period ended June 30, 2003.

     As discussed above, although the Company generated revenues in the amount of $58,966 during the six-month period ended June 30, 2004, the increase in net loss during such period compared to the six-month period ended June 30, 2003 is attributable primarily to a substantial increase in the selling, general and administrative expenses due to an increase in the issuance of common stock issued for services of $557,128 during the period ended June 30, 2004. The Company's net loss during the six-month period ended June 30, 2004 was approximately ($817,704) or ($0.02) per common share compared to a net loss of approximately ($185,969) or ($0.01) per common share during the six-month period ended June 30, 2003. The weighted average of common shares outstanding was 33,652,294 for the six-month period ended June 30, 2004 compared to 19,003,495 for the six-month period ended June 30, 2003.

Three-Month Period Ended June 30, 2004 Compared to Three-Month Period Ended June 30, 2003

     The Company's net loss for the three-month period ended June 30, 2004 was approximately ($607,439) compared to a net loss of approximately ($85,894) for the three-month period ended June 30, 2003 (an increase of $521,545).

     Total revenue for the three-month periods ended June 30, 2004 and 2003 were $32,171 and $21,996, respectively (an increase of $10,175). Total revenue generated during the three-month periods ended June 30, 2004 and 2003 was comprised of lease income. The increase in revenue during the three-month period ended June 30, 2004 was primarily due to an increase in the number of gaming products and shufflers leased to casinos.

     During the three-month period ended June 30, 2004, the Company incurred operating expenses of $636,941 compared to $103,098 of operating expenses incurred during the three-month period ended June 30, 2003 (an increase of $533,843). Operating expenses for the three-month period ended June 30, 2004 primarily consisted of: (i) $620,707 as selling, general and administrative expenses compared to $88,337 as selling, general and administrative expenses incurred during the three-month period ended June 30, 2003; (ii) $12,245 as depreciation expense compared to $12,050 as depreciation expense incurred during the three-month period ended June 30, 2003; and (iii) $2,711 as amortization expense compared to $2,711 as amortization expense incurred during the three-month period ended June 30, 2003. The Company also incurred $2,669 as interest expense during the three-month period ended June 30, 2004 as compared to $4,792 incurred during the three-month period ended June 30, 2003. The increase in operational expenses during the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003 was primarily due to an increase in the issuance of common stock issued for services of $449,128 during the period ended June 30, 2004.

     As discussed above, although the Company generated revenues in the amount of $32,171 during the three-month period ended June 30, 2004, the increase in net loss during such period compared to the three-month period ended June 30, 2003 is attributable primarily to a substantial increase in the selling, general and administrative expenses. The Company's net loss during the three-month period ended June 30, 2004 was ($607,439) or (0.01) per common share compared to a net loss of ($85,894) or ($0.01) per common share during the three-month period ended June 30, 2003. The weighted average of common shares outstanding was 45,270,295 for the three-month period ended June 30, 2004 compared to 19,023,495 for the three-month period ended June 30, 2003.

Liquidity and Capital Resources

     The Company generated $58,966 in total revenue during the six-month period ended June 30, 2004 and $48,750 in total revenue during the same six-month period ended June 30, 2003. As such, the Company has only recently generated cash flow to partially fund its operations and activities. As of the date of this Quarterly Report, management of the Company believes that an estimated $1,000,000 is going to be required over the next fiscal year for payment of expenses associated with the business operations of the Company.

     The Company's future success and viability is primarily dependent upon its ability to find new business opportunities. Recent developments have resulted in the Company forming a wholly owned subsidiary which will continue marketing, promotion, and sales of the gaming business, while allowing the Company's management to refocus the goals, objectives and strategies of the Company. The Company's plan of operation for the next 12 months is to seek the acquisition of assets, property or business that may benefit the Company and its shareholders. Because the Company has minimal resources, management anticipates that to achieve any such acquisition, it may be required to issue shares of its stock as consideration for such acquisition. In the event that the Company contacts or is contacted by a private company or other entity, which may be considering a merger with or into the Company, it is possible that the Company would be required to raise additional funds in order to accomplish the transaction.

     During the next 12 months, the Company's foreseeable cash requirements will relate to continuing the operations of its wholly owned subsidiary, maintaining the Company in good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business venture. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the costs. Additionally, the Company may experience a liquidity crisis and be required to raise additional capital. Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of its stock or through loans from private investors, although there can be no assurance that the Company will be able to obtain such financing. The Company's failure to do so would have a material and adverse affect upon the Company and its shareholders.

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should the Company be unable to continue in operations.

For Six-Month Period Ended June 30, 2004

     As of June 30, 2004, the Company's current assets were $22,794 and its current liabilities were $661,152, resulting in a working capital deficit of $638,358. As of June 30, 2004, current assets were comprised of (i) $16,060 in cash and restricted cash; (ii) $3,960 in accounts receivable; and (iii) $2,774 in inventory.

     As of June 30, 2004, current liabilities were comprised of (i) $206,673 in notes payable; (ii) $202,145 in notes payable to stockholders; (iii) $16,282 in accounts payable to related party; and (iv) $164,052 in accounts payable and accrued expenses.

     As of June 30, 2004, the Company's total assets were $251,492 and its total liabilities were $661,153. As of June 30, 2004, the Company's total liabilities exceeded its total assets by $409,661. As of June 30, 2004, the Company's total assets consisted primarily of (i) $22,794 in current assets; (ii) $105,346 in net cost equipment; (iii) $70,270 net cost of intangible assets; (iv) $52,699 in non-current inventory; and (v) $383 in shareholder advances.

     Stockholders' deficit increased from $(226,323) for the period ending December 31, 2003 to $(409,661) for the six-month period ended June 30, 2004.

     For the six-month period ended June 30, 2004, net cash flows used by operating activities was ($74,792) compared to net cash flows used by operating activities of ($98,865) for the six-month period ended June 30, 2003. The decrease in net cash flows used by operating activities during the six-month period ended June 30, 2004 compared to the six-month period ended June 30, 2003 resulted primarily from an increase in accounts payable and accrued expenses during the six-month period ended June 30, 2004.

     For the six-month period ended June 30, 2004, net cash flows provided by financing activities was $72,238 compared to net cash flows provided by financing activities of $98,099 for the six-month period ended June 30, 2003. The decrease during the six-month period ended June 30, 2004 was primarily attributable to a decrease of $69,926 in proceeds from issuance of common stock.

     For the six-month period ended June 30, 2004, net cash flows used by investing activities was zero compared to $1,625 during the six-month period ended June 30, 2003, resulting from the purchase of fixed assets.

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

     Another significant and estimated material commitment for the Company for fiscal year 2004 is the amount of $202,145 due and owing certain shareholders of the Company. Certain shareholders of the Company previously advanced an aggregate of $69,000 to the Company pursuant to notes payable. The terms of the notes payable provide that the notes are non-interest bearing, and may be converted into an undetermined number of shares of the Company's restricted common stock.

     On April 8, 2004, the Company, Tony Cranford ("Cranford") and Thomas Sawyer ("Sawyer"), the current Directors and Officers of the Company entered into a Stipulation with Rapid Funding, LLC ("Rapid Funding") wherein Rapid Funding (i) acquired ownership of 14,764,600 shares of common stock of the Company including shares previously owned by Cranford and Sawyer, (ii) obtained the right to receive an additional 11,000,000 shares of common stock, which shares have since been issued to Rapid Funding, and (iii) obtained the right to receive additional shares of the Company's stock so that Rapid Funding would own at least 51% of the issued and outstanding shares of the Company. As a result of the Stipulation, Rapid Funding became the beneficial owner of 37,264,600 shares of common stock of the Company and is the majority shareholder of the Company.

     The Stipulation additionally provided that the Company make monthly installment payments to Rapid Funding of $15,000 per month, commencing July 1, 2004 and expiring at such time as a total of $200,000 has been paid to Rapid Funding. Pursuant to the Stipulation, upon receipt of the sum of $200,000 by Rapid Funding all shares of the Company owned and held by Rapid Funding shall be transferred and delivered to the Company.

     On June 30, 2004, the Company executed a Promissory Note in favor of Robert
C. Brehm ("Brehm") in the principal amount of $15,000, which was deposited with counsel for the Company in order to make the initial $15,000 payment due to Rapid Funding on July 1, 2004. Under the terms of the Promissory Note, the principal and interest thereon at the rate of 12% per annum shall be due and payable on or before August 10, 2004. Additionally, the Promissory Note provides that at the option of the Brehm, the unpaid principal and interest thereon shall be paid by the delivery to Brehm of all shares of the common stock of the Company owned by Rapid Funding, when Rapid Funding has been paid in full pursuant to the Stipulation.

     On June 30, 2004, the Company, Cranford, Sawyer, and Brehm entered into a Management Severance Agreement (the "Severance Agreement"). Under the terms of this Severance Agreement Brehm, shall loan or arrange a loan to the Company in the amount of $185,000 in order for the Company to pay and satisfy the outstanding indebtedness owing to Rapid Funding under the Stipulation. This loan was be evidenced by a Convertible Debenture on July 1, 2004, executed in favor of Edify Capital Group, Inc. ("Edify Capital"). These funds were used by the Company to pay off the balance owing to Rapid Funding under the Stipulation. Under the terms of the Convertible Debenture the Company promises to pay the loan in full on or before the first anniversary date of the issuance, with interest from the date of issuance at the rate of 8% per annum, compounded and payable quarterly. Pursuant to the terms of the Convertible Debenture, Edify Capital, at its option at any time, may convert all or part of the unpaid principal balance, plus accrued interest thereon into the common stock of the Company. In the event of a conversion, the number of shares of the common stock to be issued shall be determined by dividing the unpaid principal balance of the Convertible Debenture, plus any accrued interest by 80% of the average of the lowest three closing bid prices in past twenty trading days immediately preceding any such conversion.

     The Severance Agreement also provides that following the Registrant's annual meeting of shareholders and completion of its reincorporation and change of domicile from Colorado to Nevada, the Company shall authorize 3,000,000 shares of Series B Preferred Stock. Brehm shall be able to exchange the common shares received pursuant to the option available in the Note for 2,500,000 shares of Series B Preferred Stock and Ten Stix, Inc. shall cancel those common shares it receives in this exchange by Brehm.

     The Severance Agreement also provides that the Company will form a gaming subsidiary named Pro Shuffler, Inc., and that all gaming related assets, licenses, and liabilities relating to said gaming business be transferred to Pro Shuffler, Inc. Sawyer and Cranford will be the officers and directors of Pro Shuffler, Inc., and the Company will transfer 80% of the common stock of Pro Shuffler, Inc. to Sawyer and Cranford in consideration of their forgiveness of all unpaid accrued payroll due and owing by the Company to Sawyer and Cranford. Concurrently with the formation of Pro Shuffler, Inc., Sawyer and Cranford shall execute Consulting Agreements under which they shall receive an aggregate of $60,000 for their services to the Company regarding the transition of operations, and Pro Shuffler, Inc. shall receive an additional $40,000 for transitional and spin-off related costs. Following the completion of these events, Sawyer shall resign as the President and CEO of the Company, and the Board of Directors of Ten Stix shall appoint one additional director as designated by Brehm to join the existing members of the Board of Directors of the Company.

     The current officers and directors of the Company, formed Ten Stix Gaming, Inc., in February 2004 on behalf of the Company. Subsequent to the period covered by this report the Company issued a total of 400,000 restricted shares of common stock valued at $1,200. 200,000 shares each issued each to Tony A. Cranford and Thomas E. Sawyer in consideration and exchange for 1,100,000 shares of common stock Ten Stix Gaming, Inc., a Colorado corporation, thereby making Ten Stix Gaming, Inc., a wholly-owned subsidiary of the Company. Ten Stix Gaming, Inc. will be used as the gaming subsidiary vehicle that was called Pro Shuffler, Inc. in the Severance Agreement.

     On August 23, 2004, Brehm notified the Company of his election to convert the Note to common stock pursuant to the terms of the Note and the Management Severance Agreement and then convert the common stock pursuant to the Management Severance Agreement to 2,500,000 shares of Series B Preferred Stock. As a matter of administrative and cost efficiency, the Company and Brehm amended the Note and Management Severance Agreement to reflect that the Note is convertible directly into 2,500,000 shares of Series B Preferred Stock.

     Accordingly, on August 26, 2004, the Company issued 2,500,000 shares of Series B Preferred Stock to Intercontinental Assets Corp., a Nevada corporation, in full satisfaction of and pursuant to the terms of certain $15,000 promissory note dated June 30, 2004, and amended as of August 26, 2004 and that certain Management Severance Agreement dated June 30, 2004, and amended August 26, 2004. Accordingly, Intercontinental Assets Corp., the holder of 2,500,000 shares of Series B Preferred Stock shall have the right pursuant to Section 2(a) of the Certificate of Designation, to vote 250,000,000 shares of common stock which will effectively give Intercontinental Assets Corp voting control of the Company.

PLAN OF OPERATION

Funding

     Based upon a twelve-month plan proposed by management, it is anticipated that the Company's operational work plan will require approximately $1,000,000 to fund (i) the general business operations, (ii) the maintenance of the Company in good standing and making the requisite filings with the Securities and Exchange Commission, and (iii) the payment of expenses associated with reviewing or investigating any potential business venture. As of the date of this Quarterly Report, the Company does not have any material commitments other than those described above nor does management anticipate any further material commitments within the next twelve months. It is anticipated that any expenditures to be incurred by the Company will fall under one of the three aforementioned categories. Management anticipates that a substantial portion of the initial budget of $1,000,000 for the twelve-month work plan, which includes such expenditures, will be funded pursuant to private placements and loans. From the date of this Quarterly Report, management believes that the Company can satisfy its cash requirements for approximately the next twelve months based on its ability to obtain advances from certain investors and related parties.

     As of the date of this Quarterly Report, the Company has generated little revenue from operations, has a working capital deficit and a retained earnings deficit. Therefore, the Company has been deemed a "going concern" by its independent auditors, as noted in the financial statements attached hereto. There is substantial doubt that the Company will be able to retain its status as a "going concern," that is assumption of the continuity of operations of the Company in the absence of evidence to the contrary. Management believes that it can maintain its status as a "going concern" based on its ability to raise funds pursuant to future public and private offerings and to obtain advances and minimize operating expenses by not duplicating expenses or incurring needless expenses.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Rapid Funding, LLC v. Ten Stix, Inc.

     The Company was a defendant in the matter of Rapid Funding, LLC v. Ten Stix, Inc., filed on February 17, 2004, in the District Court for the County of Jefferson, State of Colorado, Case No. 04-CV-0461. Included as additional defendants in this case were Tony A. Cranford and Thomas E. Sawyer, each being an officer and director of the Company.

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

     Subsequent to the period covered by this report, on July 30, 2004, the Company paid the full balance owed under the Stipulation with Rapid Funding of $200,000 and received a total of 36,962,100 shares of its common stock in return.

     Management is not aware of any legal proceedings pending or that have been threatened against the Company or its properties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

                                                Number of
                                                Shares                  Percent of
                                                Beneficially            Outstanding
Name of Beneficial Owner                        Owned(1)                Shares
------------------------------------------------------------------------------------

Thomas E. Sawyer                                0                       0.00%
3101 Riverside Drive
Idaho Springs, CO 80452

Tony A. Cranford                                0                       0.00%
12252 W. Chenango Drive
Morrison, CO 80465

Rapid Funding, LLC                              37,264,600              63.57%
c/o Andrew Miller
1405 Adams Street
Denver, CO 80206

Officers and Directors as a Group               0                       0.00%
------------------------------------------------------------------------------------

Unregistered Sales of Equity Securities

     On May 11, 2004, pursuant to the terms of the stipulation in settlement of the matter of Rapid Funding, LLC v. Ten Stix, Inc., et al., Case Number 04 CV 0461, in the District Court of Jefferson County, Colorado, Rapid Funding, LLC acquired 11,000,000 additional shares of the Company's restricted common stock.

     On May 13, 2004, pursuant to the terms of the stipulation in settlement of the matter of Rapid Funding, LLC v. Ten Stix, Inc., et al., Case Number 04 CV 0461, in the District Court of Jefferson County, Colorado, Rapid Funding, LLC acquired 11,500,000 additional shares of the Company's restricted common stock in order to comply with the terms keeping its ownership above 51% of the issued and outstanding common stock.

     On June 18, 2004, the Company authorized the restatement of its Articles of Incorporation in order to eliminate preemptive rights to the shareholders. Subsequent to the period covered by this report, on August 5, 2004 at the annual meeting of shareholders, the shareholders of the Company approved the restatement.

Subsequent Events

     Subsequent to the period covered by this report, on August 26, 2004, the Company issued a total of 400,000 restricted shares of common stock valued at $1,080. 200,000 shares each issued each to Tony A. Cranford and Thomas E. Sawyer, officers and directors of the Company, in consideration and exchange for 1,100,000 shares of common stock Ten Stix Gaming, Inc., a Colorado corporation, thereby making Ten Stix Gaming, Inc., a wholly-owned subsidiary of the Company. Messrs. Cranford and Sawyer had formed Ten Stix Gaming, Inc., in February 2004 on behalf of the Company. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

     Also on August 26, 2004, the Company issued 2,500,000 shares of Series B Preferred Stock to Intercontinental Assets Corp., a Nevada corporation, in full satisfaction of and pursuant to the terms of certain $15,000 promissory note dated June 30, 2004, and amended as of August 26, 2004 and that certain Management Severance Agreement dated June 30, 2004, and amended August 26, 2004. (See Part II, Item 5 below) These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

     Pursuant to Section 2(a) of the Certificate of Designation, each share of the Series B Preferred Stock shall be entitled to one vote for each share of the Common Stock into which the Series B Preferred Stock is convertible as of the record date for such vote or, if no record date is specified, as of the date of such vote. Pursuant to the terms of the Certificate of Designation of Series B Preferred Stock, the stated Par Value of each shares of Series B Preferred Stock is $0.05. Pursuant to Section 5(a) of the Certificate of Designation, the holder of the Series B Preferred Stock may convert said shares to common stock at his option. Pursuant to Section 5(a), in the event of a conversion, the number of shares of Common Stock to be issued on account of each share of the Series B Preferred Stock shall be determined by dividing (i) the Adjusted Face Value plus the amount of any accrued but unpaid dividends thereon by (ii) $0.0005. Accordingly, each share of Series B Preferred Stock is convertible into 100 shares of common stock at option of the holder of the Series B Preferred Stock, for an aggregate of 250,000,000 shares of common stock. Accordingly, Intercontinental Assets Corp., the holder of 2,500,000 shares of Series B Preferred Stock shall have the right pursuant to Section 2(a) of the Certificate of Designation, to vote 250,000,000 shares of common stock which will effectively give Intercontinental Assets Corp voting control of the Company.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the shareholders during the quarter ended June 30, 2004.

Item 5. Other Information.

     On April 8, 2004, the Company, Tony Cranford ("Cranford") and Thomas Sawyer ("Sawyer"), the current Directors and Officers of the Company entered into a Stipulation with Rapid Funding, LLC ("Rapid Funding") wherein Rapid Funding (i) acquired ownership of 14,764,600 shares of common stock of the Company including shares previously owned by Cranford and Sawyer, (ii) obtained the right to receive an additional 11,000,000 shares of common stock, which shares have since been issued to Rapid Funding, and (iii) obtained the right to receive additional shares of the Company's stock so that Rapid Funding would own at least 51% of the issued and outstanding shares of the Company. As a result of the Stipulation, Rapid Funding became the beneficial owner of 37,264,600 shares of common stock of the Company and is the majority shareholder of the Company.

     The Stipulation additionally provided that the Company make monthly installment payments to Rapid Funding of $15,000 per month, commencing July 1, 2004 and expiring at such time as a total of $200,000 has been paid to Rapid

Funding. Pursuant to the Stipulation, upon receipt of the sum of $200,000 by Rapid Funding all shares of the Company owned and held by Rapid Funding shall be transferred and delivered to the Company.

     On June 18, 2004, the Company reserved and authorized to issue 13,500,000 shares of common stock for issuance pursuant to the Ten Stix, Inc. 2004 Stock Plan.

     During the period ended June 30, 2004, the Company issued 2,500,000 registered shares of common stock to a consultant, for services valued at $32,700 that were rendered pursuant to that certain Corporate Image Agreement dated September 11, 2003. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona which was granted on November 12, 2003.

     During the period ended June 30, 2004, the Company issued 2,000,000 registered shares of common stock to a consultant pursuant to the Company's 2003 Stock Plan in exchange for services rendered as a consultant to the Company valued at $26,000. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 90.480 of the Nevada Uniform Securities Act which was granted on October 30, 2003.

     During the period ended June 30, 2004, the Company issued an aggregate of 9,400,000 shares of registered common stock to two consultants under the Ten Stix, Inc. 2003 Stock Plan. Under this plan employees and consultants were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2003 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 90.480 of the Nevada Uniform Securities Act which was granted on October 30, 2003 and an Order of Effective Registration by Qualification pursuant to Section 11-51-304 of the Colorado Securities Act which was granted on September 17, 2003.

     On June 30, 2004, the Company executed a Promissory Note in favor of Robert
C. Brehm ("Brehm") in the principal amount of $15,000, which was deposited with counsel for the Company in order to make the initial $15,000 payment due to Rapid Funding on July 1, 2004. Under the terms of the Promissory Note, the principal and interest thereon at the rate of 12% per annum shall be due and payable on or before August 10, 2004. Additionally, the Promissory Note provides that at the option of the Brehm, the unpaid principal and interest thereon shall be paid by the delivery to Brehm of all shares of the common stock of the Company owned by Rapid Funding, when Rapid Funding has been paid in full pursuant to the Stipulation.

     On June 30, 2004, the Company, Cranford, Sawyer, and Brehm entered into a Management Severance Agreement (the "Severance Agreement"). Under the terms of this Severance Agreement Brehm, shall loan or arrange a loan to the Company in the amount of $185,000 in order for the Company to pay and satisfy the outstanding indebtedness owing to Rapid Funding under the Stipulation. This loan was be evidenced by a Convertible Debenture on July 1, 2004, executed in favor of Edify Capital Group, Inc. ("Edify Capital"). These funds were used by the Company to pay off the balance owing to Rapid Funding under the Stipulation. Under the terms of the Convertible Debenture the Company promises to pay the loan in full on or before the first anniversary date of the issuance, with interest from the date of issuance at the rate of 8% per annum, compounded and payable quarterly. Pursuant to the terms of the Convertible Debenture, Edify Capital, at its option at any time, may convert all or part of the unpaid principal balance, plus accrued interest thereon into the common stock of the Company. In the event of a conversion, the number of shares of the common stock to be issued shall be determined by dividing the unpaid principal balance of the Convertible Debenture, plus any accrued interest by 80% of the average of the lowest three closing bid prices in past twenty trading days immediately preceding any such conversion.

     The Severance Agreement also provides that following the Registrant's annual meeting of shareholders and completion of its reincorporation and change of domicile from Colorado to Nevada, the Company shall authorize 3,000,000 shares of Series B Preferred Stock. Brehm shall be able to exchange the common shares received pursuant to the option available in the Note for 2,500,000 shares of Series B Preferred Stock and Ten Stix, Inc. shall cancel those common shares it receives in this exchange by Brehm.

     The Severance Agreement also provides that the Company will form a gaming subsidiary named Pro Shuffler, Inc., and that all gaming related assets, licenses, and liabilities relating to said gaming business be transferred to Pro Shuffler, Inc. Sawyer and Cranford will be the officers and directors of Pro Shuffler, Inc., and the Company will transfer 80% of the common stock of Pro Shuffler, Inc. to Sawyer and Cranford in consideration of their forgiveness of all unpaid accrued payroll due and owing by the Company to Sawyer and Cranford. Concurrently with the formation of Pro Shuffler, Inc., Sawyer and Cranford shall execute Consulting Agreements under which they shall receive an aggregate of $60,000 for their services to the Company regarding the transition of operations, and Pro Shuffler, Inc. shall receive an additional $40,000 for transitional and spin-off related costs. Following the completion of these events, Sawyer shall resign as the President and CEO of the Company, and the Board of Directors of Ten Stix shall appoint one additional director as designated by Brehm to join the existing members of the Board of Directors of the Company.

     The current officers and directors of the Company, formed Ten Stix Gaming, Inc., in February 2004 on behalf of the Company. Subsequent to the period covered by this report the Company issued a total of 400,000 restricted shares of common stock valued at $1,080. 200,000 shares each issued each to Tony A. Cranford and Thomas E. Sawyer in consideration and exchange for 1,100,000 shares of common stock Ten Stix Gaming, Inc., a Colorado corporation, thereby making Ten Stix Gaming, Inc., a wholly-owned subsidiary of the Company. Ten Stix Gaming, Inc. will be used as the gaming subsidiary vehicle that was called Pro Shuffler, Inc. in the Severance Agreement.

     During the period ended June 30, 2004 the Company authorized 7,562,500 registered shares of common stock to two consultants pursuant to the terms of the Ten Stix Inc. 2004 Stock Plan. These shares were issued subsequent to the period covered by this report in July 2004. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on June 23, 2004, an Order of Effective Registration by Qualification pursuant to Section 90.480 of the Nevada Uniform Securities Act which was granted on July 1, 2004 and an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona which was granted on July 2, 2004.

Subsequent Events

     During July 2004, in conjunction with the Stipulation with Rapid Funding, the Company issued a convertible debenture in the amount of $185,000. The debenture accrues interest at 8% per annum, compounded and payable quarterly, is due on or before the first anniversary date of the debenture and principal and interest is convertible into common stock at the average of the lowest three closing bid prices in the past 20 days immediately preceeding the election.

     The Company then paid the full Purchase Price of the Stipulation with Rapid Funding of $200,000 and received a total of 36,962,100 shares of its common stock in return.

     Subsequent to the period covered by this report in July 2004, the Company authorized the issuance of 20,000,000 shares of common stock for use in a Non-Employee Directors and Consultants Retainer Stock Plan for 2004.

     On July 7, 2004, the Company issued 5,937,500 registered shares of common stock to two consultants, for the exercise of options that were granted for services rendered to the Company under the Ten Stix, Inc. 2004 Stock Plan. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on June 23, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 11-51-304 of the Colorado Securities Act which was granted on June 24, 2004 and an Order of Effective Registration by Qualification pursuant to Section 90.480 of the Nevada Uniform Securities Act which was granted on July 1, 2004.

     Subsequent to the period covered by this report on July 28, 2004, the Company approved and adopted the Ten Stix, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004 and reserved and authorized 20,000,000 shares of common stock for issuance pursuant to the plan.

     Subsequent to the period covered by this report, during the month of August 2004, the Company issued 14,000,000 registered shares of common stock to two consultants pursuant to the terms of the Ten Stix Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on August 10, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona which was granted on August 23, 2004 and an Order of Effective Registration by Qualification pursuant to Section 90.480 of the Nevada Uniform Securities Act which was granted on August 11, 2004.

     On August 5, 2004, subsequent to the period covered by this report, the Annual Meeting of shareholders (the "Annual Meeting") was held and as of the June 22, 2004 record date there were 47,118,228 shares entitled to vote of which 39,933,714 shares were present at the meeting in person or by proxy.

     At the Annual Meeting, the shareholders elected two Directors, Thomas E. Sawyer and Tony A. Cranford, approved the ratification of appointment of HJ & Associates, LLC as the Company's independent accountants for the fiscal year 2004 and the ratification of the Restatement of the Articles of Incorporation to eliminate preemptive rights and consolidate all prior amendments to the Articles of Incorporation. Also approved and ratified were the Amended and Restated Ten Stix, Inc., 2003 Stock Plan and the Ten Stix, Inc., 2004 Stock Plan, and the Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004

     Further, the Shareholders approved and ratified all prior issuances by the Company of Common Stock, Preferred Stock and all other securities, all past actions, resolutions, contracts and agreements entered into by the officers and directors of Company. Additionally approved and ratified were an amendment to
Article III, Section 2, of the By-laws and approval and authorization for the Company, for a period of 30 days to convert all Series A Preferred Stock to 500 shares of Common Stock.

     Lastly the Shareholders approved and ratified the proposal to change the Company's state of incorporation from Colorado to Nevada via a reincorporation in Nevada through a merger of Ten Stix, Inc., a Colorado corporation with and into its wholly owned subsidiary Ten Stix, Inc., a Nevada corporation.

     The reincorporation became effective on August 10, 2004. The reincorporation effects only a change in the legal domicile of the Company. It did not result in any change of the name, business, management, employees, fiscal year, assets or liabilities of the Company. Pursuant to the Agreement and Plan of Merger between the Company and Ten Stix Nevada, each share of the Company's common stock, par value $0.001 per share, was automatically converted into one share of Ten Stix Nevada common stock, par value $0.001 per share and, each share of the Company's Series A Preferred Stock was automatically converted into one share of Ten Stix Nevada Series A Preferred Stock.

     Subsequent to the period covered by this report on August 6, 2004, the Company entered into a consulting agreement. The agreement calls for payments of $10,000 per month during the term of the contract through July 31, 2005.

     On August 23, 2004, subsequent to the period covered by this report, Brehm notified the Company of his election to convert his Note to common stock pursuant to the terms of the Note and the Management Severance Agreement and then convert the common stock pursuant to the Management Severance Agreement to 2,500,000 shares of Series B Preferred Stock. As a matter of administrative and cost efficiency, the Company and Brehm amended the Note and Management Severance Agreement to reflect that the Note is convertible directly into 2,500,000 shares of Series B Preferred Stock.

     Accordingly, on August 26, 2004, the Company issued 2,500,000 shares of Series B Preferred Stock to Intercontinental Assets Corp., a Nevada corporation, in full satisfaction of and pursuant to the terms of certain $15,000 promissory note dated June 30, 2004, and amended as of August 26, 2004 and that certain Management Severance Agreement dated June 30, 2004, and amended August 26, 2004. Accordingly, Intercontinental Assets Corp., the holder of 2,500,000 shares of Series B Preferred Stock shall have the right pursuant to Section 2(a) of the Certificate of Designation, to vote 250,000,000 shares of common stock which will effectively give Intercontinental Assets Corp voting control of the Company.

Item 6 - Exhibits and Reports on Form 8-K.

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-B)

          3.1    Articles of Incorporation (1)
          3.2    Restated Articles of Incorporation of Registrant (2)
          3.3    Bylaws of Registrant (1)
          99.1** Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350
          99.2** Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350
          99.3** 906 Certification
         ______________
         (1)  Incorporated by reference to Form 10SB filed February 8, 2001
         (2)  Incorporated by reference to Form 8-K filed October 31, 2003
         **   Filed Herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TEN STIX INC.



Date:  September 15, 2004                      /s/ Thomas E. Sawyer
       __________________                      _______________________________
                                               Thomas E. Sawyer
                                               President/Treasurer/
                                               Chief Executive Officer




Date:  September 15, 2004                      /s/ Tony A. Cranford
       __________________                      _______________________________
                                               Tony A. Cranford
                                               Vice President