Form 10QSB
period 2004-09-30
TEN STIX INC
filed 2004-11-22
CIK 1075993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _______________________

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For Quarterly period Ended: September 30, 2004; or
                                           ------------------

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                For the transition period __________ to __________

                         Commission File Number: 0-32323
                             _______________________

                                 TEN STIX, INC.
                                 -------------
             (Exact name of registrant as specified in its charter)

            Nevada                                              20-1217659
            ------                                              ----------
(State or other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


             10631 E. Running Deer Trail, Scottsdale, Arizona 85262
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (480) 419-8607
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     The number of shares outstanding of the registrant's common stock, $0.001 par value, as of September 30, 2004, was 55,556,128.

     Transitional Small Business Disclosure Format. Yes ___  No _X_

                                 TEN STIX, INC.

                              Report on Form 10-QSB

                    For the Quarter Ended September 30, 2004

                                      INDEX

                                                                           Page
Part I.  Financial Information

      Item 1.  Financial Statements (unaudited)...........................   2
               Balance Sheet .............................................   3
               Statements of Operations ..................................   4
               Statements of Cash Flows...................................   5
               Notes to the Financial Statements .........................   6

      Item 2.  Management's Discussion and Analysis or Plan of Operation .  18

      Item 3.  Controls and Procedures ...................................  27

Part II. Other Information

      Item 1.  Legal Proceedings .........................................  27

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  28

      Item 3.  Defaults Upon Senior Securities ...........................  31

      Item 4.  Submission of Matters to a Vote of Security Holders .......  31

      Item 5.  Other Information .........................................  34

      Item 6.  Exhibits and Reports on Form 8-K ..........................  39


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

     Our unaudited balance sheet as of September 30, 2004 and our audited balance sheet as of December 31, 2003; the related unaudited statements of operations for the three and nine month periods ended September 30, 2004 and 2003, and the unaudited statement of cash flows for the nine month periods ended September 30, 2004 and 2003, are attached hereto and incorporated herein by this reference.

                          TEN STIX, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                                                     September 30,   December 31,
                                                                         2004            2003
                                                                     ------------    ------------
                                                                      (Unaudited)


CURRENT ASSETS

   Cash                                                              $     7,629     $     3,614
   Accounts receivable                                                         -           3,900
   Inventory                                                               2,774           3,487
                                                                     ------------    ------------
     Total Current Assets                                                 10,403          11,001
                                                                     ------------    ------------
FIXED ASSETS, NET                                                         93,100         134,545
                                                                     ------------    ------------
OTHER ASSETS

   Inventory, non-current                                                 52,699          51,986
   Stockholders advances                                                     827               -
   Intangible assets, net                                                 67,559          75,692
                                                                     ------------    ------------
     Total Other Assets                                                  121,085         127,678
                                                                     ------------    ------------
     TOTAL ASSETS                                                    $   224,588     $   273,224
                                                                     ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------

CURRENT LIABILITIES

   Accounts payable and accrued expenses                             $   254,876     $    90,610
   Accounts payable - related party                                       16,282         140,804
   Accrued salary payable                                                 82,290               -
   Notes payable                                                         175,733         191,633
   Notes payable, stockholders                                           268,269          76,500
                                                                     ------------    ------------
     Total Current Liabilities                                           797,450         499,547
                                                                     ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred A stock, $.001 par value, 100,000 shares authorized;
    96 shares issued and outstanding                                           1               1
   Preferred B stock, $0.05 par value, 3,000,000 shares authorized;
    2,500,000 shares issued and outstanding                              125,000               -
   Common stock; $.001 par value, 500,000,000 shares authorized;
    55,556,128 and 21,018,228 and issued and outstanding,
    respectively                                                          55,556          21,018
   Additional paid-in capital                                          1,738,478       1,211,030
   Accumulated deficit                                                (2,491,897)     (1,458,372)
                                                                     ------------    ------------
     Total Stockholders' Equity (Deficit)                               (572,862)       (226,323)
                                                                     ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $   224,588     $   273,224
                                                                     ============    ============

   The accompanying notes are an integral part of these financial statements.

                          TEN STIX, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  For the Nine Months Ended     For the Three Months Ended
                                                         September 30,                 September 30,
                                                ---------------------------     ---------------------------
                                                    2004           2003             2004           2003
                                                -----------     -----------     -----------     -----------
REVENUE

   Net sales                                    $    90,435     $    74,762     $    31,469     $    26,012
                                                -----------     -----------     -----------     -----------
EXPENSES

   Cost of sales                                      4,711               -               -               -
   Selling, general and administrative            1,003,623         344,912         170,346         148,494
   Depreciation                                      36,735          36,343          12,245          12,050
   Amortization                                       8,133           8,133           2,711           2,711
                                                -----------     -----------     -----------     -----------
     Total Expenses                               1,053,202         389,388         185,302         163,255
                                                -----------     -----------     -----------     -----------
OPERATING LOSS                                     (962,767)       (314,626)       (153,833)       (137,243)
                                                -----------     -----------     -----------     -----------
OTHER EXPENSE

   Interest expense                                 (55,758)        (12,720)        (46,989)         (4,134)
                                                -----------     -----------     -----------     -----------
       Total Other Expense                          (55,758)        (12,720)        (46,989)         (4,134)
                                                -----------     -----------     -----------     -----------
NET LOSS                                        $(1,018,525)   $   (327,346)    $  (200,822)    $  (141,377)
                                                ===========     ===========     ===========     ===========
BASIC LOSS PER SHARE                            $     (0.02)   $      (0.02)    $     (0.00)    $     (0.01)
                                                ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND
DILUTED                                          44,058,106      19,018,784      55,010,176      19,221,114
                                                ===========     ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                          TEN STIX, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       For the Nine Months Ended
                                                                             September 30,
                                                                       -------------------------
                                                                           2004            2003
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                            $ (1,018,525)   $   (327,346)
   Adjustments to reconcile net loss to net cash
    from operating activities:
     Depreciation and amortization                                           44,868          44,476
     Notes issued for services                                               56,352               -
     Amortization of debt discounts                                           5,040          11,380
     Non-cash interest expense associated with beneficial
      conversion feature on debt                                             46,250               -
     Purchase options expired                                                     -          12,000
     Common stock issued for services                                       518,110          25,000
   Changes in assets and liabilities:
       (Increase) Decrease Accounts receivable                                3,900          (4,995)
       Decrease in Fixed assets                                               4,711               -
       Increase in Inventory                                                      -            (754)
       Increase in Accounts payable and accrued expenses                    257,450         101,436
       Increase (Decrease) in Stockholder advances                             (827)          2,611
                                                                       ------------    ------------
       Net Cash Used by Operating Activities                                (82,671)       (136,192)
                                                                       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                                       -          (1,625)
                                                                       ------------    ------------
       Net Cash Used by Investing Activities                                      -          (1,625)
                                                                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from related party accounts payable                                   -          38,915
   Proceeds from notes payable                                               27,660               -
   Payments on notes payable                                                (33,600)        (53,640)
   Proceeds from issuance of common stock                                    92,626         147,164
   Proceeds from loans from stockholders                                          -           5,500
   Payment on loans from stockholders                                             -          (2,000)
                                                                       ------------    ------------
       Net Cash Provided by Financing Activities                             86,686         135,939
                                                                       ------------    ------------
INCREASE (DECREASE) IN CASH                                                   4,015          (1,878)

CASH AT BEGINNING OF PERIOD                                                   3,614           8,071
                                                                       ------------    ------------
CASH AT END OF PERIOD                                                  $      7,629    $      6,193
                                                                       ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest paid                                                       $          -    $      1,119
   Income tax paid                                                     $          -    $          -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services                                    $    518,110    $          -


   The accompanying notes are an integral part of these financial statements.

                          TEN STIX, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. The Company has incurred net losses from operations since inception and has an accumulated deficit of $2,430,647 and a working capital deficit of $787,047 as of September 30, 2004.

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

     Management of the Company believes that an estimated $1,000,000 is going to be required over the next fiscal year for payment of expenses associated with the operations of the Company. During the next twelve months, the Company's foreseeable cash requirements will relate to continuing the operations of its wholly owned subsidiary, maintaining the Company in good standing and making the requisite filings with the Securities and Exchange Commission and the payments of

                          TEN STIX, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 2 - GOING CONCERN (Continued)

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

                          TEN STIX, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 3 - MATERIAL EVENTS (Continued)

     Litigation (Continued)
     ----------

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

                          TEN STIX, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 3 - MATERIAL EVENTS (Continued)

     Litigation (Continued)
     ----------

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

                          TEN STIX, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 3 - MATERIAL EVENTS (Continued)

     Litigation (Continued)
     ----------

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

     In the event of a default under the terms of the Stipulation, and in addition to all other remedies, among other things:

                          TEN STIX, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 3 - MATERIAL EVENTS (Continued)

     Litigation (Continued)
     ----------

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

     As of September 30, 2004, the Company has complied with all aspects of the stipulation, including issuing the 11,000,000 shares of common stock and an additional 11,500,000 to prevent dilution and maintain Rapid Funding's 51% minimum ownership. During July 2004, the Company paid the full Purchase Price of $200,000 and received a total of 36,962,100 shares of its common stock in return.

     During July 2004 and in conjunction with the Stipulation with Rapid Funding (see above), the Company issued a convertible debenture in the amount of $185,000. The debenture accrues interest at 8% per annum, compounded and payable quarterly, is due on or before the first anniversary date of the debenture and principal and interest is convertible into common stock at the average of the lowest three closing bid prices in the past 20 days immediately preceding the election.

     During July 2004, the Company paid the full Purchase Price of the Stipulation with Rapid Funding (see above) of $200,000 and received a total of 36,962,100 shares of its common stock in return.

                          TEN STIX, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 3 - MATERIAL EVENTS (Continued)

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

     During September 2004, the Company executed a note payable (the Note) with Robert Brehm in the principal amount of $3,600. Under the terms of the Note, the note can be converted into Series B preferred stock at a conversion of $0.05 per share.

     Management Severance Agreement
     ------------------------------

     On June 30, 2004, the Company and its officers Tony Cranford and Tom Sawyer and the holder of the above note entered into a Management Severance Agreement (the Agreement). Under the terms of the Agreement, the holder shall loan or arrange a loan to the Company in the amount of $185,000 in order for the Company to pay and satisfy the outstanding indebtedness owing to Rapid Funding under the Stipulation. This loan was evidenced by a Convertible Debenture on July 1, 2004 with the funds used by the Company to pay off the balance owing to Rapid Funding under the Stipulation. Under the terms of the Convertible Debenture the Company promises to pay the loan in full on or before the first anniversary date of the issuance, with interest from the date of issuance at the rate of 8% per annum, compounded and payable quarterly. Pursuant to the terms of the Convertible Debenture, the holder, at its option at any time, may convert all or part of the unpaid principal balance, plus accrued interest thereon into the common stock of the Company. In the event of a conversion, the number of shares of the common stock to be issued shall be determined by dividing the unpaid principal balance of the Convertible Debenture, plus any accrued interest by 80% of the average of the lowest three closing bid prices in past twenty trading days immediately preceding any such conversion.

     As of September 30, 2004, the Company has made no interest payments on this convertible debenture. None of the convertible debenture has been converted into common stock to date. Interest expense recognized by the Company for this debenture at September 30, 2004 amounted to $46,250.

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

                          TEN STIX, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 3 - MATERIAL EVENTS (Continued)

     Management Severance Agreement (Continued)
     ------------------------------

     The Agreement provided that the Company formed a gaming subsidiary named Ten Stix Gaming, Inc., currently a wholly-owned subsidiary of the Company, and that all gaming related assets, licenses, and liabilities relating to said gaming business be transferred to Ten Stix Gaming, Inc. Tom Sawyer and Tony Cranford will be the officers and directors of Ten Stix Gaming, Inc., and the Company will transfer 80% of the common stock of Ten Stix Gaming, Inc. to Sawyer and Cranford in consideration of their forgiveness of all unpaid accrued payroll due and owing by the Company to Sawyer and Cranford. With the formation of Ten Stix Gaming, Inc., Sawyer and Cranford shall execute Consulting Agreements under which they shall receive an aggregate of $60,000 for their services to the Company regarding the transition of operations, and Ten Stix Gaming, Inc. shall receive an additional $40,000 for transitional and spin-off related costs.

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

     In addition, the Agreement also provided the holder the option to convert the shares of common stock received in satisfaction of the $15,000 Note to 2,500,000 shares of Series B Preferred Stock.

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

                          TEN STIX, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 3 - MATERIAL EVENTS (Continued)

     Amendment to Promissory Note and Management Severance Agreement (continued)
     ---------------------------------------------------------------

     On the date of issuance of the Preferred Stock Series B, the effective conversion price was at a discount to the price of the common stock into which the Preferred Stock was convertible. The beneficial conversion feature has been reflected as a dividend immediately due to the ability to convert immediately. As a result, the Company recorded $15,000 dividend relative to the beneficial conversion feature witha a corresponding increase in retained deficit.

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

                          TEN STIX, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 3 - MATERIAL EVENTS (Continued)

     Change of Control (Continued)
     -----------------

     Accordingly, the holder of the 2,500,000 shares of Series B Preferred Stock has the right pursuant to Section 2(a) of the Certificate of Designation, to vote 250,000,000 shares of common stock, effectively giving the holder voting control of the Company.

     Management
     ----------

     During September 2004, Tony Cranford and Thomas Sawyer resigned as officers and directors of the Company. David Keaveney was appointed as president, CEO, CFO, and a director of the Company.

     Common Stock
     ------------

     During the quarter ended September 30, 2004, the Company issued 20,400,000 shares of common stock for services rendered valued at $60,780, or an average market price of $0.003 per share.

     During the nine months ended September 30, 2004, the Company issued 15,337,500 shares of common stock for the exercise of stock options (see Note
4). The Company received $92,626 in cash from the exercise of the options or an average of $0.006 per share.

     During July 2004, the Company authorized the issuance of 20,000,000 shares of common stock for use in a Non-Employee Directors and Consultants Retainer Stock Plan for 2004.

     During August 2004, the Company changed its state of incorporation from Colorado to Nevada. In connection with this change, the capital stock of the Company was increased from 500,100,000 shares (500,000,000 common; 100,000 preferred) to 525,000,000 (500,000,000 common; 25,000,000 preferred).

     During August 2004, the Company agreed to allow the conversion of 96 shares of Preferred Stock Series A into 500 shares of common stock per each share of Preferred Stock Series A held. As of September 30, 2004, no conversions had been made and no beneficial conversion feature was attributed to this event.

     During August 2004, the Company issued 14,000,000 shares of the Company's common stock to consultants for services rendered valued at $35,500.

     Commitments and Contingencies
     -----------------------------

     On August 6, 2004, the Company entered into a consulting agreement with a consultant. Under the terms of the agreement, the Company will compensate consultant $10,000 per month along with pre-approved out of pocket expenses until expiration of the contract on July 31, 2005.

                          TEN STIX, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 3 - MATERIAL EVENTS (Continued)

     Commitments and Contingencies (Continued)
     -----------------------------

     In October 2004, the Company entered into a promissory note (the Note) with A.J. Robbins, P.C. for the principal amount of $16,693, having zero interest. Under the terms of the Note, six equal payments of $2,783 will be made on or before the 30th of each month beginning on October 30, 2004 with the final payment to be made on March 30, 2005.

NOTE 4 - STOCK OPTIONS

     A summary of the status of the Company's outstanding stock options as of September 30, 2004 and December 31, 2003 and changes during the periods then ended is presented below:

                                                    September 30, 2004              December 31, 2003
                                                --------------------------      --------------------------

                                                                Weighted                        Weighted
                                                                Average                         Average
                                                                Exercise                        Exercise
                                                Shares          Price           Shares          Price
                                                ----------      ----------      ----------      ----------
              Outstanding, beginning of
               year                                      -      $        -               -      $        -
              Granted                           15,337,500           0.005               -               -
              Expired/Cancelled                          -               -               -               -
              Exercised                        (15,337,500)          0.005               -               -
                                                ----------      ----------      ----------      ----------
              Outstanding end of period                  -      $        -               -      $        -
                                                ==========      ==========      ==========      ==========
              Exercisable                                -      $        -               -      $        -
                                                ==========      ==========      ==========      ==========

     During the nine months ended September 30, 2004, the Company granted options to purchase 15,337,500 shares of the Company's common stock to consultants. The options were earned, vested and exercised immediately at an average exercise price of $0.005 per share. The Company received cash of $77,238 related to these exercises.

NOTE 5 - RELATED PARTY TRANSACTIONS

     During the nine months ended September 30, 2004, an officer paid expenses totaling $16,282 on behalf of the Company.

                          TEN STIX, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 6 - SUBSEQUENT EVENTS

     Common Stock and Options
     ------------------------

     During October 2004, the Company authorized the issuance of 30,000,000 options to purchase the Company's common stock in accordance with the 2004 Employee Stock Incentive Plan No. 2. Options representing all 30,000,000 of these shares have been exercised subsequent to September 30, 2004.

     During November 2004, the Company authorized the issuance of 10,000,000 options to purchase the Company's common stock in accordance with the 2004 Employee Stock Incentive Plan No. 2. Options representing all 10,000,000 of these shares have been exercised subsequent to September 30, 2004

     During November 2004, the Company authorized the issuance of 12,500,000 shares of the Company's common stock for services rendered.

     In November 2004, debt in the amount of $56,353 held by an officer of the Company was granted a conversion feature. The note, or portions of the note, can be converted into common stock at a 20% discount based on the closing stock bid price on the day prior to conversion. 1,500,000 shares, representing $2,280 were converted on November 4, 2004, reducing the balance of the note to $54,073. An additional 1,000,000 shares, representing $3,000 were converted on November 16, 2004. This conversion reduces the balance of the debt to $51,072.73.

     Management
     ----------

     In October 2004, Rhonda Keaveney was appointed to the board of directors and as secretary of the Company.

     Commitments and Contingencies
     -----------------------------

     During October 2004, an annual employment contract was entered into between the Company and David Keaveney, President, CEO, CFO, and a director of the Company.

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

     On September 27, 2004 the Company's principal executive offices were relocated to 10631 E. Running Deer Trail, Scottsdale, AZ 85262. Its telephone number is (480) 419-8607 and its facsimile number is (480) 419-8607. More information regarding the Company and its products is available on its website at www.tenstix.com.

Results Of Operation

Nine-Month Period Ended September 30, 2004 Compared to Nine-Month Period Ended September 30, 2003.

     The Company's net loss for the nine-month period ended September 30, 2004 was ($1,018,525) compared to a net loss of ($327,346) for the nine-month period ended September 30, 2003 (an increase of $691,180).

     Total revenue for the nine-month periods ended September 30, 2004 and 2003 were $90,435 and $74,762, respectively (an increase of $15,673). Total revenue generated during the nine-month periods ended September 30, 2004 and 2003 was comprised of lease income. The increase in revenue during the nine-month period ended September 30, 2004 was primarily due to an increase in the number of gaming products and shufflers leased to casinos.

     During the nine-month period ended September 30, 2004, the Company incurred operating expenses of $1,053,203 compared to $389,388 of operating expenses incurred during the nine-month period ended September 30, 2003 (an increase of $663,815). Operating expenses for the nine-month period ended September 30, 2004 primarily consisted of: (i) $1,003,623 as selling, general and administrative expenses compared to $344,912 as selling, general and administrative expenses incurred during the nine-month period ended September 30, 2003; (ii) $36,735 as depreciation expense compared to $36,343 as depreciation expense incurred during the nine-month period ended September 30, 2003; and (iii) $8,133 as amortization expense compared to $8,133 as amortization expense incurred during the nine-month period ended September 30, 2003. The Company also incurred $55,758 as interest expense during the nine-month period ended September 30, 2004 as compared to $12,720 incurred during the nine-month period ended September 30, 2003.

     As discussed above, although the Company generated revenues in the amount of $90,435 during the nine-month period ended September 30, 2004, the increase in net loss during such period compared to the nine-month period ended September 30, 2003 is attributable primarily to a substantial increase in the selling, general and administrative expenses due to an increase in the issuance of common stock issued for services of $518,110 during the period ended September 30, 2004. The Company's net loss during the nine-month period ended September 30, 2004 was ($1,018,525) or ($0.02) per common share compared to a net loss of approximately ($327,346) or ($0.02) per common share during the nine-month period ended September 30, 2003. The weighted average of common shares outstanding was 44,058,106 for the nine-month period ended September 30, 2004 compared to 19,018,784 for the nine-month period ended September 30, 2003.

Three-Month Period Ended September 30, 2004 Compared to Three-Month Period Ended September 30, 2003

     The Company's net loss for the three-month period ended September 30, 2004 was ($200,822) compared to a net loss of ($141,377) for the three-month period ended September 30, 2003 (an increase of $59,345).

     Total revenue for the three-month periods ended September 30, 2004 and 2003 were $31,469 and $26,012, respectively (an increase of $5,457). Total revenue generated during the three-month periods ended September 30, 2004 and 2003 was comprised of lease income. The increase in revenue during the three-month period ended September 30, 2004 was primarily due to an increase in the number of gaming products and shufflers leased to casinos.

     During the three-month period ended September 30, 2004, the Company incurred operating expenses of $185,302 compared to $163,255 of operating expenses incurred during the three-month period ended September 30, 2003 (an increase of $22,047). Operating expenses for the three-month period ended September 30, 2004 primarily consisted of: (i) $170,346 as selling, general and administrative expenses compared to $148,494 as selling, general and administrative expenses incurred during the three-month period ended September 30, 2003; (ii) $12,245 as depreciation expense compared to $12,050 as depreciation expense incurred during the three-month period ended September 30, 2003; and (iii) $2,711 as amortization expense compared to $2,711 as amortization expense incurred during the three-month period ended September 30, 2003. The Company also incurred $46,989 as interest expense during the three-month period ended September 30, 2004 as compared to $4,134 incurred during the three-month period ended September 30, 2003. The increase in operational expenses during the three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003 was primarily due to an increase in the general and administrative expenses and interest expense.

     As discussed above, although the Company generated revenues in the amount of $31,469 during the three-month period ended September 30, 2004, the increase in net loss during such period compared to the three-month period ended September 30, 2003 is attributable primarily to a substantial increase in the selling, general and administrative expenses. The Company's net loss during the three-month period ended September 30, 2004 was ($200,822) or ($0.00) per common share compared to a net loss of ($141,377) or ($0.01) per common share during the three-month period ended September 30, 2003. The weighted average of common shares outstanding was 55,010,176 for the three-month period ended September 30, 2004 compared to 19,221,114 for the three-month period ended September 30, 2003.

Liquidity and Capital Resources

     The Company generated $90,435 in total revenue during the nine-month period ended September 30, 2004 and $74,762 in total revenue during the same nine-month period ended September 30, 2003. As such, the Company has only recently generated cash flow to partially fund its operations and activities. As of the date of this Quarterly Report, management of the Company believes that an estimated $1,000,000 is going to be required over the next fiscal year for payment of expenses associated with the business operations of the Company.

     The Company's future success and viability is primarily dependent upon its ability to find new business opportunities. Recent developments have resulted in the Company forming a wholly owned subsidiary, Ten Stix Gaming, Inc., a Colorado corporation, which will continue marketing, promotion, and sales of the gaming business, while allowing the Company's management to refocus the goals, objectives and strategies of the Company. The Company's plan of operation for the next 12 months is to seek the acquisition of assets, property or business that may benefit the Company and its shareholders. Because the Company has minimal resources, management anticipates that to achieve any such acquisition, it may be required to issue shares of its stock as consideration for such acquisition. In the event that the Company contacts or is contacted by a private company or other entity, which may be considering a merger with or into the Company, it is possible that the Company would be required to raise additional funds in order to accomplish the transaction.

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

For Nine-Month Period Ended September 30, 2004

     As of September 30, 2004, the Company's current assets were $10,403 and its current liabilities were $224,588, resulting in a working capital deficit of $214,185. As of September 30, 2004, current assets were comprised of (i) $7,629 in cash; and, (ii) $2,774 in inventory.

     As of September 30, 2004, current liabilities were comprised of (i) $16,282 in notes payable to stockholders; (ii) $82,290 in accrued salary payable; (iii) $254,876 in accounts payable and accrued expenses; (iv) $175,733 in notes payable; and, (v) $268,269 in Notes payable to stockholders.

     As of September 30, 2004, the Company's total assets were $224,588 and its total liabilities were $797,450. As of September 30, 2004, the Company's total liabilities exceeded its total assets by $572,862. As of September 30, 2004, the Company's total assets consisted primarily of (i) $10,403 in current assets;
(ii) $93,100 in net cost equipment; (iii) $67,559 net cost of intangible assets; and, (iv) $52,699 in non-current inventory.

     Stockholders' deficit increased from $(226,323) for the period ending December 31, 2003 to $(572,862) for the nine-month period ended September 30, 2004.

     For the nine-month period ended September 30, 2004, net cash flows used by operating activities was ($82,671) compared to net cash flows used by operating activities of ($136,192) for the nine-month period ended September 30, 2003. The decrease in net cash flows used by operating activities during the nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003 resulted primarily from notes and stocks issued for services and an increase in accounts payable and accrued expenses during the nine-month period ended September 30, 2004.

     For the nine-month period ended September 30, 2004, net cash flows provided by financing activities was $86,686 compared to net cash flows provided by financing activities of $135,939 for the nine-month period ended September 30, 2003. The decrease during the nine-month period ended September 30, 2004 was primarily attributable to a decrease in proceeds from issuance of common stock.

     For the nine-month period ended September 30, 2004, net cash flows used by investing activities was $0 compared to $1,625 during the nine-month period ended September 30, 2003, resulting from the purchase of fixed assets.

Material Commitments

     A significant and estimated material commitment for the Company for fiscal year 2004 is in the amount of $300,000.00 due and owing under the terms of an asset purchase agreement entered into with Summit International Group, Inc. dated May 1, 2001 (the "Asset Purchase Agreement"). Pursuant to the terms of the Asset Purchase Agreement, the Company agreed to pay the amount of $300,000.00, as evidenced by the execution of two promissory notes. The first promissory note dated May 1, 2001 was in the amount of $80,000.00 and was payable to Michael Humecki (the "Humecki Promissory Note"). As of the date of this Quarterly Report, the Company has paid the Humecki Promissory Note in full.

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

     As of the date of this Quarterly Report, the Company has paid Summit an amount of $61,927 under the terms of the Summit Promissory Note.

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

     On September 11, 2003 the Company authorized the issuance of 15,000,000 shares of Common Stock, par value $0.001 per share that may be issued upon grants under the Ten Stix, Inc. 2003 Stock Plan, as well as 1,500,000 shares of Common Stock that may be issued pursuant to that certain Corporate Imaging Agreement, and directed that the officers of the Company cause to be filed a Registration Statement on Form S-8 for registration under the Securities Act of 1933 of said issuance.

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

     The Severance Agreement also provides that the Company will form a gaming subsidiary named Ten Stix Gaming, Inc., and that all gaming related assets, licenses, and liabilities relating to said gaming business be transferred to Ten Stix Gaming, Inc. Sawyer and Cranford will be the officers and directors of Ten Stix Gaming, Inc., Inc., and the Company will transfer 80% of the common stock of Ten Stix Gaming, Inc. to Sawyer and Cranford in consideration of their forgiveness of all unpaid accrued payroll due and owing by the Company to Sawyer and Cranford. Concurrently with the formation of Ten Stix Gaming, Inc., Sawyer and Cranford shall execute Consulting Agreements under which they shall receive an aggregate of $60,000 for their services to the Company regarding the transition of operations, and Ten Stix Gaming, Inc. shall receive an additional $40,000 for transitional and spin-off related costs. Following the completion of these events, Sawyer shall resign as the President and CEO of the Company, and the Board of Directors of Ten Stix shall appoint one additional director as designated by Brehm to join the existing members of the Board of Directors of the Company.

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

     Accordingly, on August 26, 2004, the Company issued 2,500,000 shares of Series B Preferred Stock to Intercontinental Assets Corp., a Nevada corporation, in full satisfaction of and pursuant to the terms of certain $15,000 promissory note dated June 30, 2004, and amended as of August 26, 2004 and that certain Management Severance Agreement dated June 30, 2004, and amended August 26, 2004. Accordingly, Intercontinental Assets Corp., the holder of 2,500,000 shares of Series B Preferred Stock shall have the right pursuant to Section 2(a) of the Certificate of Designation, to vote 250,000,000 shares of common stock, which will effectively give Intercontinental Assets Corp voting control of the Company.

     During February 2004, the officers and directors of the Company formed Ten Stix Gaming, Inc., on behalf of the Company. On August 26, 2004, the Company issued a total of 400,000 restricted shares of common stock valued at $1,200. 200,000 shares each issued each to Tony A. Cranford and Thomas E. Sawyer in consideration and exchange for 1,100,000 shares of common stock Ten Stix Gaming, Inc., a Colorado corporation, thereby making Ten Stix Gaming, Inc., a wholly-owned subsidiary of the Company. Ten Stix Gaming, Inc. will be used as the gaming subsidiary vehicle that was called Pro Shuffler, Inc. in the Severance Agreement.

     On September 8, 2004, the Company approved the Ten Stix, Inc. 2004 Employee Stock Incentive Stock Plan No. 2, and reserved and authorized the issuance of 50,000,000 shares of Common Stock pursuant to said Plan. Additionally, the Company approved the Ten Stix, Inc. 2004 Non-Employee Directors and Consultants Retainer Stock Plan No. 2, and reserved and authorized the issuance of 18,000,000 shares of Common Stock pursuant to said Plan.

     On September 16, 2004, the Company executed a Letter of Understanding and Reinstatement Agreement with David Keaveney ("Keaveney"). The Agreement calls for Keaveney to receive a total of $56,352 from services Keaveney performed from February 9, 2004 until September 15, 2004.

     On September 25, 2004 David Keaveney was appointed director, President, CEO and CFO of the corporation.

     On September 26, 2004 both Tony A Cranford and Thomas E. Sawyer resigned as officers and directors of the corporation.

     On September 27, 2004 David Keaveney acknowledged his acceptance to office as the Company's director, President, CEO and CFO. David Keaveney also established a new business address for the Company in the state of Arizona.

     On September 27, 2004 the Company entered into a Promissory Note with its previous auditing firm AJ Robbins, Pc for the principal amount of $16,693, with no interest. The balance is an overdue accounting bill for services performed during their tenure. Six equal payments of $2,782 shall be due and payable on the 30th day of each calendar month, with the first payment commencing on October 30, 2004 and final payment on March 30, 2005.

     Subsequent to the period covered by this report, on October 13, 2004 Rhonda Keaveney, wife of President, CEO and CFO-David Keaveney, was appointed director and Secretary of the Company.

     Subsequent to the period covered by this report, on October 18, 2004, the board of directors granted David Keaveney, the company's President & CEO an option to convert his unpaid balance of $56,352 into common stock. The number of common shares to be issued shall be determined by dividing the unpaid balance by 20% of the closing bid price.

     Subsequent to the period covered by this report, on October 25, 2004 the Company entered into an Executive Employment Agreement with its President, CEO and CFO, David Keaveney ("Keaveney"). The initial term of the Agreement commenced on October 25, 2004 and it shall continue in effect until October 25, 2005. Thereafter, the Agreement shall be renewed upon the mutual agreement of Keaveney and the Company. The Agreement grants Keaveney a base salary of $114,000 per year. During the term of the Agreement, Company agrees to pay all costs of Keaveney's medical/dental expenses up to a maximum of $20,000 per year. Company shall also provide an automobile allowance of $1,000 per month. Company shall pay a monthly rent of $2,000 while it maintains its headquarters at Keaveney's place of residency. Not withstanding the one year employment term, the Agreement may be terminated by either party. If the Company desires to terminate the Agreement for any reason, other than reasonable cause or event of permanent disability, Keaveney shall be entitled to 100% of the balance of payments due under the contract payable, at the Company's option, either on a bi-weekly basis or in a lump sum discounted by 10% and payable 30 days after said termination.

     Subsequent to the period covered by this report, on November 4, 2004 the Company's President & CEO David Keaveney exercised his right to convert $2,280 (part of a $56,352 debt into 1,500,000 shares of restricted common stock. The remaining outstanding balance was reduced accordingly to $54,072.

     Subsequent to the period covered by this report, on November 16, 2004 the Company's President & CEO David Keaveney exercised his right to convert $3,000 (part of a $54,072 debt into 1,000,000 shares of restricted common stock. The remaining outstanding balance was reduced accordingly to $51,072.

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

Future Commitments

     As of the date of this Quarterly Report, the Company does not have any further material commitments within the next twelve months.

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

                                               Number of
                                               Shares                Percent of
                                               Beneficially          Outstanding
Name of Beneficial Owner                       Owned                 Shares
--------------------------------------------------------------------------------

DK Holdings, LLC                               500,000*              0.009%
10631 E. Running Deer Trail,
Scottsdale, Arizona 85262

David Keaveney                                 0                     0.000%
10631 E. Running Deer Trail,
Scottsdale, Arizona 85262

Rhonda Keaveney                                0                     0.000%
10631 E. Running Deer Trail,
Scottsdale, Arizona 85262

Officers and Directors as a Group              500,000               0.009%
--------------------------------------------------------------------------------
* David Keaveney is the sole member of DK Holdings, LLC.

     On July 24, 2004, the Company issued 2,968,750 unrestricted shares of common stock to an employee, for the exercise of options that were granted for services rendered to the Company under the Ten Stix, Inc. 2004 Stock Plan. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on June 23, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 90.480 of the Nevada Uniform Securities Act which was granted on July 1, 2004.

     On July 24, 2004, the Company issued 2,968,750 unrestricted shares of common stock to an employee, for the exercise of options that were granted for services rendered to the Company under the Ten Stix, Inc. 2004 Stock Plan. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on June 23, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 11-51-304 of the Colorado Securities Act which was granted on June 24, 2004.

     On August 24, 2004, the Company issued 5,000,000 unrestricted shares of common stock to a consultant pursuant to the Ten Stix Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on August 10, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona which was granted on August 23, 2004.

     On August 24, 2004, the Company issued 4,000,000 unrestricted shares of common stock to a consultant pursuant to the Ten Stix Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on August 10, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 90.480 of the Nevada Uniform Securities Act which was granted on August 11, 2004.

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

     Also on August 26, 2004, the Company issued 2,500,000 shares of Series B Preferred Stock to Intercontinental Assets Corp., a Nevada corporation, in full satisfaction of and pursuant to the terms of certain $15,000 promissory note dated June 30, 2004, and amended as of August 26, 2004 and that certain Management Severance Agreement dated June 30, 2004, and amended August 26, 2004. (See Item 5 below) These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

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

     On August 27, 2004, the Company issued 5,000,000 unrestricted shares of common stock to a consultant pursuant to the Ten Stix Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on August 10, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona which was granted on August 23, 2004.

     On September 16, 2004, the Company issued 6,000,000 unrestricted shares of common stock to a consultant pursuant to the terms of the Ten Stix Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on August 10, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona which was granted on August 23, 2004.

     Subsequent to the period covered by this report, on October 13, 2004 the Company issued 30,000,000 unrestricted shares of common stock to employees pursuant to the terms of that certain Ten Stix, Inc. 2004 Employee Stock Incentive Plan No. 2. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona which was granted on October 5, 2004.

     Subsequent to the period covered by this report, on October 27, 2004 the Company issued 10,000,000 unrestricted shares of common stock to an employee pursuant to the terms of that certain Ten Stix, Inc. 2004 Employee Stock Incentive Plan No. 2. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona which was granted on October 5, 2004.

     Subsequent to the period covered by this report, on November 4, 2004 the Company's President & CEO David Keaveney exercised his right to convert $2,280 (part of a $56,352 debt into 1,500,000 shares of restricted common stock. The remaining outstanding balance was reduced accordingly to $54,072. These shares will be issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

     Subsequent to the period covered by this report, on November 16, 2004 the Company's President & CEO David Keaveney exercised his right to convert $3,000 (part of a $54,072 debt into 1,000,000 shares of restricted common stock. The remaining outstanding balance was reduced accordingly to $51,072. These shares will be issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     On August 5, 2004, the Annual Meeting of shareholders (the "Annual Meeting") was held for the purpose of:

     1. Election of two directors, Thomas E. Sawyer and Tony A. Cranford, for the ensuing year;

     2. Ratification of HJ & Associates, LLC as the Company's independent accountants for the fiscal year 2004;

     3. Approval of the Restated Articles of Incorporation to eliminate preemptive rights and consolidate all prior amendments;

     4.   Approval of the Amended and Restated Ten Stix, Inc. 2003 Stock Plan;

     5.   Approval of the Ten Stix, Inc. 2004 Stock Plan;

     6. Approval of changing the Company's state of incorporation from Colorado to Nevada; and,

     7. To transact such other business as may properly come before the Annual Meeting or any adjournments or postponements thereof.

     Pursuant to the Stipulation entered into by the Company and Stipulation Rapid Funding, LLC, the Record Date for the annual meeting was to be set as April 15, 2004. In preparation for the annual meeting is was determined that a Record Date of April 15, 2004 for the annual meeting to be held on August 5, 2004, would be in excess of 50 days prior to the annual meeting date and therefore in violation of the Company's By-laws. Accordingly, in order to provide that all shareholders of record received notice of and the opportunity to vote at the annual meeting, the Company mailed notice of the annual meeting to shareholders of record as of April 15, 2004, and as of June 22, 2004 which was established as the Record Date for the annual meeting.

     Accordingly, as of the Record Date, June 22, 2004, there were 47,118,228 shares entitled to vote of which 39,933,714 shares were present at the meeting in person or by proxy.

     Election of 2 Directors
     -----------------------

     At the Annual Meeting, the shareholders elected 2 directors, Thomas E. Sawyer and Tony A. Cranford, to serve until the next annual meeting of Shareholders and until their successors are duly elected and qualified.

     Votes for ............ 39,933,714
     Withhold Authority ...          0

     Appointment of Independent Accountants
     --------------------------------------

     At the Annual Meeting, the shareholders also approved the ratification of appointment of HJ & Associates, LLC as the Company's independent accountants for the fiscal year 2004.

     Votes for ............ 39,927,714
     Votes against ........          0
     Abstaining ...........      6,000

     Restated Articles of Incorporation to eliminate preemptive rights
     -----------------------------------------------------------------

     At the Annual Meeting, the shareholders also approved the ratification of the Restatement of the Articles of Incorporation to eliminate preemptive rights and consolidate all prior amendments to the Articles of Incorporation.

     Votes for ............ 39,927,714
     Votes against ........          0
     Abstaining ...........      6,000

     Approval of the Amended and Restated Ten Stix, Inc. 2003 Stock Plan
     -------------------------------------------------------------------

     At the Annual Meeting, the shareholders also approved and ratified the Amended and Restated Ten Stix, Inc., 2003 Stock Plan.

     Votes for ............ 39,927,714
     Votes against ........          0
     Abstaining ...........      6,000

     Approval of the Ten Stix, Inc. 2004 Stock Plan
     ----------------------------------------------

     At the Annual Meeting, the shareholders also approved and ratified the Ten Stix, Inc., 2004 Stock Plan.

     Votes for ............ 39,927,714
     Votes against ........          0
     Abstaining ...........      6,000

     Change of Domicile from Colorado to Nevada
     ------------------------------------------

     At the Annual Meeting, the shareholders also approved the proposal to change the Company's state of incorporation from Colorado to Nevada. See "Reincorporation in Delaware" below.

     Votes for ............ 39,927,714
     Votes against ........          0
     Abstaining ...........      6,000

     Ratification of all Prior Issuances of Common Stock, Preferred Stock and
     ------------------------------------------------------------------------
     Other Securities
     ----------------

     At the Annual Meeting, upon a motion duly made and seconded, the shareholders also approved and ratified all prior issuances by the Company of Common Stock, Preferred Stock and all other securities.

     Votes for ............ 39,927,714
     Votes against ........          0
     Abstaining ...........      6,000

     Approval of the Non-Employee Directors and Consultants Retainer Stock Plan
     --------------------------------------------------------------------------
     for the Year 2004
     -----------------

     At the Annual Meeting, upon a motion duly made and seconded, the shareholders approved and ratified the Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004, a copy of which is a attached hereto.

     Votes for ............ 39,927,714
     Votes against ........          0
     Abstaining ...........      6,000

     Amendment to Article III., Section to of the By-laws
     ----------------------------------------------------

     At the Annual Meeting, upon a motion duly made and seconded, the shareholders approved the amendment to Article III., Section 2., of the By-laws to read as follows:

     2. Number, Term, and Qualifications. The Board of Directors of the corporation shall consist of such number, not less than one (1) or more than five (5) persons or such number as shall be fixed from time to time by the Board of Directors. Each director shall hold office until the next annual meeting of shareholders of the corporation and until his or her successor shall have been duly elected and qualified. Directors need not be citizens of the United States or residents of the state of incorporation or shareholders of the corporation.

     Votes for ............ 39,927,714
     Votes against ........          0
     Abstaining ...........      6,000

     Approval and Ratification of all past actions, resolutions, contracts and
     -------------------------------------------------------------------------
     agreements entered into by the officers and directors of Company
     ----------------------------------------------------------------

     At the Annual Meeting, upon a motion duly made and seconded, the shareholders approved and ratified all past actions, resolutions, contracts and agreements entered into by the officers and directors of Company.

     Votes for ............ 39,927,714
     Votes against ........          0
     Abstaining ...........      6,000

     Approval and Authorization for the Company, for a period of 30 days to
     ----------------------------------------------------------------------
     convert all Series A Preferred Stock to 500 shares of Common Stock
     ------------------------------------------------------------------

     At the Annual Meeting, upon a motion duly made and seconded, the shareholders approved and authorized the Company for a period of 30 days from the date of written notice to the Series A Preferred Shareholders to convert each share of Series A Preferred Stock into 500 shres of common stock resulting in a total of 48,000 shares of common stock being issued upon conversion.

     Votes for ............ 39,927,714
     Votes against ........          0
     Abstaining ...........      6,000

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

     In July 2004, the Company paid the full Purchase Price of the Stipulation with Rapid Funding of $200,000 and received a total of 36,962,100 shares of its common stock in return.

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

     On August 5, 2004, the Annual Meeting of shareholders (the "Annual Meeting") was held and as of the June 22, 2004 record date there were 47,118,228 shares entitled to vote of which 39,933,714 shares were present at the meeting in person or by proxy.

     At the Annual Meeting, the shareholders elected 2 directors, Thomas E. Sawyer and Tony A. Cranford, approved the ratification of appointment of HJ & Associates, LLC as the Company's independent accountants for the fiscal year 2004 and the ratification of the Restatement of the Articles of Incorporation to eliminate preemptive rights and consolidate all prior amendments to the Articles of Incorporation. Also approved and ratified were the Amended and Restated Ten Stix, Inc., 2003 Stock Plan and the Ten Stix, Inc., 2004 Stock Plan, and the Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004.

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

     On August 23, 2004, Brehm notified the Company of his election to convert the Note in his favor, dated June 30, 2004 to common stock pursuant to the terms of the Note and the Management Severance Agreement and then convert the common stock pursuant to the Management Severance Agreement to 2,500,000 shares of Series B Preferred Stock. As a matter of administrative and cost efficiency, the Company and Brehm amended the Note and Management Severance Agreement to reflect that the Note is convertible directly into 2,500,000 shares of Series B Preferred Stock.

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

     During February 2004, the officers and directors of the Company formed Ten Stix Gaming, Inc., on behalf of the Company. On August 26, 2004, the Company issued a total of 400,000 restricted shares of common stock valued at $1,200. 200,000 shares each issued each to Tony A. Cranford and Thomas E. Sawyer in consideration and exchange for 1,100,000 shares of common stock Ten Stix Gaming, Inc., a Colorado corporation, thereby making Ten Stix Gaming, Inc., a wholly-owned subsidiary of the Company. Ten Stix Gaming, Inc. will be used as the gaming subsidiary vehicle that was called Pro Shuffler, Inc. in the Severance Agreement.

     On September 8, 2004, the Company approved the Ten Stix, Inc. 2004 Employee Stock Incentive Stock Plan No. 2, and reserved and authorized the issuance of 50,000,000 shares of Common Stock pursuant to said Plan. Additionally, the Company approved the Ten Stix, Inc. 2004 Non-Employee Directors and Consultants Retainer Stock Plan No. 2, and reserved and authorized the issuance of 18,000,000 shares of Common Stock pursuant to said Plan. The Ten Stix, Inc. 2004 Employee Stock Incentive Stock Plan No. 2 and the Ten Stix, Inc. 2004 Non-Employee Directors and Consultants Retainer Stock Plan No. 2 are hereby incorporated by reference to Form S-8 dated September 15, 2004.

     On September 16, 2004, the Company executed a Letter of Understanding and Reinstatement Agreement with David Keaveney ("Keaveney"). The Agreement calls for Keaveney to receive a total of $56,352 from services Keaveney performed from February 9, 2004 until September 15, 2004.

     On September 25, 2004 David Keaveney was appointed director, President, CEO and CFO of the corporation.

     On September 26, 2004 both Tony A Cranford and Thomas E. Sawyer resigned as officers and directors of the corporation.

     On September 27, 2004 David Keaveney acknowledged his acceptance to office as the Company's director, President, CEO and CFO. David Keaveney also established a new business address for the Company in the state of Arizona.

     On September 27, 2004 the Company entered into a Promissory Note with its previous auditing firm AJ Robbins, Pc for the principal amount of $16,693, with no interest. The balance is an overdue accounting bill for services performed during their tenure. Six equal payments of $2,782 shall be due and payable on the 30th day of each calendar month, with the first payment commencing on October 30, 2004 and final payment on March 30, 2005.

     On September 27, 2004 the Company established a new business address and phone number in the state of Arizona with its main address as: PO Box 26496, Scottsdale, AZ 85255 and its phone number as (480) 419-8607.

     Subsequent to the period covered by this report, on October 13, 2004 Rhonda Keaveney, wife of President, CEO and CFO-David Keaveney, was appointed director and Secretary of the Company.

     Subsequent to the period covered by this report, on October 18, 2004 the Company granted David Keaveney the option to convert the unpaid balance of $56,652 acknowledged in the Letter of Understanding into Common Stock of the Company, par value $0.0001 per share, at rate to be determined by dividing the unpaid balance by 20% of the prior day closing bid price.

     Subsequent to the period covered by this report, in a press release dated October 20, 2004, it was announced that the Company is evaluating multiple opportunities in the motor sports industry that could provide a new direction for the Company. A copy of the Press Release is hereby incorporated by reference to Exhibit 99 to Form 8-K dated October 20, 2004.

     Subsequent to the period covered by this report, in a press release dated October 22, 2004, it was announced that the Company is seeking acquisition candidates with successful Internet or retail based operations in the motorsports industry. A copy of the Press Release is hereby incorporated by reference to Exhibit 99 to Form 8-K dated October 22, 2004.

     Subsequent to the period covered by this report, on October 25, 2004 the Company entered into an Executive Employment Agreement with its President, CEO and CFO, David Keaveney ("Keaveney"). The initial term of the Agreement commenced on October 25, 2004 and it shall continue in effect until October 25, 2005. Thereafter, the Agreement shall be renewed upon the mutual agreement of Keaveney and the Company. The Agreement grants Keaveney a base salary of $114,000 per year. During the term of the Agreement, Company agrees to pay all costs of Keaveney's medical/dental expenses up to a maximum of $20,000 per year. Company shall also provide an automobile allowance of $1,000 per month. Company shall pay a monthly rent of $2,000 while it maintains its headquarters at Keaveney's place of residency. Not withstanding the one year employment term, the Agreement may be terminated by either party. If the Company desires to terminate the Agreement for any reason, other than reasonable cause or event of permanent disability, Keaveney shall be entitled to 100% of the balance of payments due under the contract payable, at the Company's option, either on a bi-weekly basis or in a lump sum discounted by 10% and payable 30 days after said termination.

     Subsequent to the period covered by this report, on November 4, 2004 the Company's President & CEO David Keaveney exercised his right to convert $2,280 (part of a $56,352 debt into 1,500,000 shares of restricted common stock. The remaining outstanding balance was reduced accordingly and is now $54,072.

     Subsequent to the period covered by this report, on November 16, 2004 the Company's President & CEO David Keaveney exercised his right to convert $3,000 (part of a $54,072 debt into 1,000,000 shares of restricted common stock. The remaining outstanding balance was reduced accordingly and is now $51,072. These shares will be issued pursuant to the exemption from registration under
Section 4(2) of the Securities Act of 1933.

Identity of Directors and Executive Officers.

         Name                       Age              Position

         David Keaveney             35               Director and President/Chief Executive Officer/
                                                     Chief Financial Officer

         Rhonda Keaveney            37               Director and Secretary


     DAVID W. KEAVENEY - David W. Keaveney has functioned as a strategic business consultant, mentoring senior level executives on business development, marketing, reengineering and value growth for the past seven years. Early in his career, Mr. Keaveney served as Sr. Vice President of Investments for a financial services firm where he specialized in business structure, valuation and core competency. Mr. Keaveney has held senior executive positions with several private start-ups companies including marketing, financial and management consulting.

     Mr. Keaveney is working towards his Management Certificate (mini-MBA) from Loyola University and his Certification of Professional Development from Wharton Business School.

     David resides in Scottsdale Arizona with his wife and two children. David is 35 years of age.

     RHONDA KEAVENEY - Rhonda Keaveney is a board member and Secretary for Ten Stix, Inc. Prior to her appointment she functioned as Compliance Officer for a local Investment Banking firm and more recently as a director of operations for a private investment partnership. Rhonda has a strong background in case management, office administration and the securities industry where she's held NASD Series 7, 63 and 24 licenses.

     Rhonda attended Arizona State University where she studied Psychology and Business.

Significant Employees

     The Company has no significant employees.

Family Relationships

     David Keaveney, the Company's President, Chief Executive Officer, and Chief Financial Officer, and Rhonda Keaveney, the Company's Secretary are husband and wife.

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

                                              TEN STIX INC.



Date:  November 22, 2004                     /s/ David Keaveney
       _______________                       _______________________________
                                             David Keaveney
                                             President/Chief Executive Officer/
                                             Chief Financial Officer




Date:  November 22, 2004                     /s/ Rhonda Keaveney
       ________________                      _______________________________
                                             Rhonda Keaveney
                                             Secretary