Form 10QSB/A
period 2004-09-30
MOTORSPORTS EMPORIUM, INC.
filed 2004-12-20
CIK 1075993

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

                              Report on Form 10-QSB/A-1

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
                                                                     ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------

CURRENT LIABILITIES

   Accounts payable and accrued expenses                             $   254,876     $    90,610
   Accounts payable - related party                                       16,282         140,804
   Accrued salary payable                                                 82,290               -
   Notes payable                                                         175,733         191,633
   Notes payable, stockholders                                           268,269          76,500
                                                                     ------------    ------------
     Total Current Liabilities                                           797,450         499,547
                                                                     ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred A stock, $250 par value, 10,000 shares authorized;
    96 shares issued and outstanding                                      24,000          24,000
   Preferred B stock, $0.05 par value, 3,000,000 shares authorized;
    2,500,000 shares issued and outstanding                              125,000               -
   Common stock; $.001 par value, 500,000,000 shares authorized;
    55,556,128 and 21,018,228 and issued and outstanding,
    respectively                                                          55,556          21,018
   Additional paid-in capital                                          1,714,479       1,187,031
   Accumulated deficit                                                (2,491,897)     (1,458,372)
                                                                     ------------    ------------
     Total Stockholders' Equity (Deficit)                               (572,862)       (226,323)
                                                                     ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $   224,588     $   273,224
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

     Preferred Stock
     ---------------

     During June 2004, the Company increased the par value of its Series A Preferred Stock from $.001 per share to $250 per share. The effect of this change has been shown retroactively in the consolidated financial statements.

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

                                              TEN STIX INC.



Date:  December 17, 2004                     /s/ David Keaveney
       _______________                       _______________________________
                                             David Keaveney
                                             President/Chief Executive Officer/
                                             Chief Financial Officer




Date:  December 17, 2004                     /s/ Rhonda Keaveney
       ________________                      _______________________________
                                             Rhonda Keaveney
                                             Secretary