Form 10KSB
period 2004-12-31
MOTORSPORTS EMPORIUM, INC.
filed 2005-04-01
CIK 1075993

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

For the fiscal year ended: December 31, 2004     Commission File Number: 0-32323
                              _______________________

                           MOTORSPORTS EMPORIUM, INC.
                 (Name of Small Business Issuer in Its charter)

                                Nevada 20-1217659
                (State or Other Jurisdiction of (I.R.S. Employer
               Incorporation or Organization) Identification No.)

             16055 N. Dial Blvd., Suite 5, Scottsdale, Arizona 85260
               (Address of Principal Executive Offices) (Zip Code)

                                 (480) 596-4002
                (Issuer's Telephone Number, including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Check if there disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

     The Issuer's revenues for the most recent fiscal year ended December 31, 2004, were approximately $22,168.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on March 30, 2005 based upon the average bid and ask price of the common stock on the Over the Counter Bulletin Board for such date, was approximately $5,659,936. The number of shares of the Registrant's common stock issued and outstanding on December 31, 2004, was 135,956,128.

     Transitional Small Business Disclosure Format. Yes ___  No _X_

================================================================================

                                TABLE OF CONTENTS

ITEMS                                                                      PAGE
-----                                                                      ----
                                     PART I
                                     ------
Item 1.       Description of Business ....................................  1
Item 2.       Description of Property .................................... 11
Item 3.       Legal Proceedings .......................................... 11
Item 4.       Submission of Matters to a Vote of Security Holders ........ 11

                                     PART II
                                     -------

Item 5.       Market For Common Equity, Related Stockholder Matters and
              Small Business Issuer Purchases of Equity Securities ....... 11
Item 6.       Management's Discussion and Analysis or Plan of Operation .. 15
Item 7.       Financial Statements ....................................... 22
Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure ........................ 22
Item 8A.      Controls and Procedures..................................... 22
Item 8B.      Other Information........................................... 22

                                    PART III
                                    --------

Item 9.       Directors and Executive Officers of the Registrant ......... 23
Item 10.      Executive Compensation ..................................... 25
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters ................. 28
Item 12.      Certain Relationships and Related Transactions ............. 30
Item 13.      Exhibits ................................................... 31
Item 14.      Principal Accountant Fees and Services ..................... 31

                              CAUTIONARY STATEMENT

     Some of the statements contained in this Form 10-KSB for MotorSports Emporium, Inc. (the "Company") discuss future expectations, contain projections of results of operation or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

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

                                     PART I
                                     ------

Item 1.  Description of Business.

Business Development
--------------------

     MotorSports Emporium, Inc. was incorporated as Ten Stix Inc. on January 10, 1996 under the laws of the State of Colorado to engage in the design, development and marketing of unique card games and other gaming products for the gaming industry.

     During February 2004, the officers and directors of the Company formed Ten Stix Gaming, Inc., on behalf of the Company.

     On August 10, 2004, Ten Stix, Inc. changed its domicile from Colorado to Nevada.

     On August 26, 2004, the Company issued a total of 400,000 restricted shares of common stock valued at $1,200. 200,000 shares each issued each to Tony A. Cranford and Thomas E. Sawyer in consideration and exchange for 1,100,000 shares of common stock Ten Stix Gaming, Inc., a Colorado corporation, thereby making Ten Stix Gaming, Inc., a wholly owned subsidiary of the Company.

     On October 20, 2004, Ten Stix, Inc., announced that the Company is evaluating multiple opportunities in the motor sports industry that could provide a new direction for the company.

     On October 22, 2004, Ten Stix, Inc., announced that the Company is seeking acquisition candidates with successful Internet or retail based operations in the motorsports industry.

     On November 10, 2004, the Company formed a wholly owned subsidiary, Scottsdale Diecast, Inc. in Arizona.

     The Company, through its wholly owned subsidiary, Scottsdale Diecast, entered into an Asset Purchase Agreement (the "Agreement") with ScaleCars, effective as of November 23, 2004, which acquisition closed on November 24, 2004. Pursuant to the terms of the Agreement, the Company acquired all of the business assets of ScaleCars, in consideration of (a) $166,919.89, evidenced by a Promissory Note executed by Scottsdale Diecast in favor of ScaleCars and (b) 4,900,000 restricted common shares of the Company.

     Concurrently with the execution of the above agreement, Scottsdale Diecast executed a Commercial Lease, effective as of November 23, 2004, under which Scottsdale Diecast shall lease approximately 2,800 square feet of retail space in the building where the ScaleCars business is conducted, for a term of one year commencing on December 1, 2004.

     On November 30, 2004, the Company amended its Articles of Incorporation to change its name to MotorSports Emporium, Inc. in order to bring the name of the Company in line with its new business focus, targeting motor sports enthusiasts.

     On December 7, 2004, Motorsports Emporium, Inc., announced that as a result of that change of its name the stock-trading symbol has been changed to "MSEP."

     On December 20, 2004, the Company, Motorsports Emporium, Inc. entered into an Assignment Agreement and General Release with Thomas A. Sawyer, Tony Cranford and Ten Stix Gaming, Inc., a wholly-owned subsidiary of the Company.

     On December 21, 2004, the Company announced that the Company had completed the divestiture of all interest in Ten Stix Gaming, Inc., and the gaming related business, to Messrs. Thomas Sawyer and Tony Cranford. Pursuant to the terms of the Assignment Agreement and General Release, in consideration of the assignment of 100% of the issued and outstanding common stock of Ten Stix Gaming, Inc., by the Company to Messrs. Sawyer and Cranford, with the exception of the provision of the Management Severance Agreement which provides for the execution of Consulting Agreements with Mr. Sawyer and Mr. Cranford, under which Mr. Sawyer and Mr. Cranford shall receive an aggregate of $60,000 for consulting services which shall survive this agreement and remain in full force, Ten Stix Gaming, Inc., Mr. Sawyer and Mr. Cranford, released the Company, its assigns, officers, directors, attorneys, agents, consultants, representatives, principals, predecessors and successors in interest, from any and all claims, demands, obligations pursuant to any agreement, liabilities, or causes of action of any nature whatsoever that Ten Stix Gaming, Inc., Mr. Sawyer and Mr. Cranford may now have or hereinafter acquire against the Company, including without limitation the payment of any deferred and unpaid accrued salaries, compensation, loans to and on behalf of the Company, reimbursement and/or any other claims. With the disposition of all the common stock of Ten Stix Gaming, Inc., the Company has completely divested itself of any interest in Ten Stix Gaming, Inc., and the gaming related business. The transaction was completed on December 20, 2004.

     The Company's principal executive offices are located at 16055 N. Dial Blvd., Suite 5, Scottsdale, Arizona 85260. Its telephone number is (480) 596-4002 and its facsimile number is (480) 556-0831.

     The Company has generated limited revenues and has incurred substantial selling, general and administrative expenses. The Company's auditors, HJ & Associates, LLC, have expressed doubt about the Company's ability to continue as a going concern, as evidenced in the auditor's report to the Financial Statements. See "Part II. Item 7. Financial Statements."

Business of Issuer
------------------

     MotorSports Emporium Inc., its wholly owned subsidiary ScaleCars.com, and the Company's operational division, DriversDigs.com, is in the motor sports industry targeting motor sports enthusiasts who participate in automobile restoration, the collection of die cast collectibles as well as other motor sports-related collectibles including driver's apparel. MotorSports Emporium sells die cast automobiles and race related licensed apparel through its wholly-owned subsidiary, Scalecars.com. Items are sold on line at www.scalecars.com, within its retail store in Scottsdale, AZ and race events and car shows.

     Products are distributed both through the retail store and the online store of ScaleCars which DriversDigs shares. Also on the Internet at www.scalecars.com and www.driversdigs.com.

     Scalecars.com was formed in late 1999 by former Ferrari Challenge Driver, Ron Adams who drove the #64 Ferrari 360 Modena in the North American Ferrari Challenge Series. Scalecars.com has a retail location at 16055 North Dial Blvd, Suite 5 in Scottsdale, Arizona and maintains an inventory of over 2,400 die cast car models from the early Deuce Coupe to the Ferrari Enzo, as well as racing related clothing and driver signature series.

     DriversDigs, an operational division of MotorSports Emporium, Inc., sells signed authentic apparel including racing suits, helmets, gloves and shoes worn by professional race car drivers.

     The die cast car manufacturing business is extremely competitive which is why the Company is a product reseller. Since the Company is extremely diverse with the products it sells, the Company has become selective in purchasing from manufactures and is able to securing better pricing.

     The Company does not have raw materials therefore does not have principal suppliers that it must depend upon. Additionally, the Company has a very diverse buying group and does not rely on one or a few major customers. The Company at this time holds no patents, trademarks, licenses, franchises, concessions, royalty agreements, labor contracts.

     The Company is not aware of any other governmental approval now in existence or that may arise in the future that would have an effect on the business of the Company.

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

Products and Services
---------------------

     The Company sells die cast replica cars, motor sports apparel and novelty items through its subsidiary ScaleCars.com. DriversDigs, an operating division of the Company sells and promotes authentic memorabilia owned and signed by racing drivers

Marketing and Distribution
--------------------------

     The company markets its products through its retail storefront that is open to the general public, via the Internet and through email campaigns to opt-in customers and interested parties. The Company also participates in vender events to include car shows, auctions and special venues. The Company has a large distribution channel of existing customers and newly registered participants to receive a quarterly product catalog and special email campaign to showcase sales and offers.

Marketing Strategy
------------------

     Currently the Company is engaged in sponsoring two very high profile racing drivers that display the Company's subsidiaries and operational division's logos on their race uniforms, helmet and/or racing car. Additionally, the Company has participated in television, magazine, newspaper and radio marketing for its specific industry. Moving forward, the Company has plans to enhance its marketing via the Internet and continue with television and magazine.

Recent Developments

     The Company has recently engaged sponsorship agreements with two professional racing drivers to help promote the brand recognition of the Company. The Company has also retained the services of a racing legend and a current racing driver to assist the Company in business growth and development. The Company has created an operational division called DriversDigs that sells and promotes authentic apparel and memorabilia owned and signed by racing drivers.

Strategic Alliances
-------------------

     None.

Competitive Business Conditions
-------------------------------

     The Company does not see any competitive business conditions that directly relate to its business. Most reseller of die cast cars comes from Internet auction sites and/or small retail shops with less than adequate inventory. The rarity is larger retail shops with multiple store fronts or distribution avenues. These are not competitive businesses since they are in a much larger market then the Company.

Raw Materials and Supplies
--------------------------

     Not Applicable

Dependence on One or a Few Major Customers
------------------------------------------

     The Company believes that the diversity of the products and services it offers helps alleviate the dependence on any one customer or limited group of customers. Through the widespread use of the Company's products and services in the motor sports industries, the Company will continue to increase its customer base.

Intellectual Property and Proprietary Rights
--------------------------------------------

     The company owns no intellectual property.

Need for Government Approval
----------------------------

     The Company is not aware of any other governmental approval now in existence or that may arise in the future that would have an effect on the business of the Company.

Effect of Existing or Probable Governmental Regulations
-------------------------------------------------------

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

Federal Legislation
-------------------

     There is no material Federal Legislation that the Company is aware of that effects its operations.

Research and Development
------------------------

     The Company does not engage in any research and development.

Environmental Regulations
-------------------------

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

Employees
---------

     As of December 31, 2004, the Company had 5 employees and two contracted laborers. No union or any other form of collective bargaining unit represents any employee. The President, CEO and CFO has an employment agreement with the Company. The Company believes its relations with its employees are excellent. The Company's success will depend in large part upon its ability to retain its current employees and secure additional employees.

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

Risk that the Company's Common Stock may be deemed a "Penny Stock"
------------------------------------------------------------------

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

Competition
-----------

     There are no public competitors however, Speedgear and Exoticcar are privately held companies that sell items that compete with the offerings of the Company. The die cast car manufacturing business is extremely competitive which is why the Company is a product reseller. Since the Company is extremely diverse with the products it sells, the Company has become selective in purchasing from manufactures and is able to securing better pricing. There is no guarantee however that these opportunities will continue in the future and there is no guarantee that one of the Company's competitors may be able to secure a greater share of the market through pricing.

Volatile and Limited Market for Common Stock
--------------------------------------------

     As of December 31, 2004, the Company's common stock was quoted on the Bulletin Board under the symbol "MSEP.OB." OTC, or "Over The Counter," securities are issued by companies that either choose not to, or are unable to, meet the standards for listing on the NASDAQ or a national stock exchange. OTC equity securities can be quoted on the Pink Sheets Electronic Quotation Service, or, if the companies meet the SEC reporting requirements and eligibility requirements established by the NASD, such equity securities may be quoted on the NASD OTC Bulletin Board Service.

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

Dependence on Key Employees and Need for Additional Management and Personnel
----------------------------------------------------------------------------

     The Company is heavily dependent on the ability of David Keaveney who has contributed essential technical and management experience. The loss his services would have a material adverse effect on the Company's business. However, his interests are closely aligned with those of the Company. There can be no assurance that it will be able to employ qualified persons on acceptable terms to replace him should his services become unavailable.

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

Unascertainable Risks Associated with Potential Future Acquired Businesses
--------------------------------------------------------------------------

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

Risks Associated with Acquisitions and Strategic Relationships
--------------------------------------------------------------

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

     No assurance can be given as to the Company's ability to integrate successfully any operations, personnel, services or products that might be acquired in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on the Company's business, financial condition and operating results. The Company has not yet established nor developed any strategic relationships with other motor sports companies or manufacturers. Additionally, there can be no assurance that any such relationships, if and when developed, will be maintained, or that if they are maintained, they will be successful or profitable. The Company may not develop any new such relationships in the future. Additionally, to the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks.

Conflicts of Interest; Related Party Transactions
-------------------------------------------------

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

Risks Associated with Significant Fluctuations in Annual Operating Results
--------------------------------------------------------------------------

     The Company expects to experience large fluctuations in future annual operating results that may be caused by many factors, including the timing of introductions or enhancements to its products by the Company or its competitors; market acceptance of such newly introduced or upgraded products; the pace of development of the market for the Company's products; changes in strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; changes in the level of operating expenses to support projected growth; and general economic conditions.

Risks Associated with Management of a Changing Business
-------------------------------------------------------

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

Risks Associated with Delays in Introduction of New Services and Products
-------------------------------------------------------------------------

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

Risks Associated with Dependence on Intellectual Property Rights
----------------------------------------------------------------

     The Company presently holds no intellectual property rights. The Company intends to seek copyright and trademark protection of its trade names and products. The Company's success and ability to compete are dependent to a degree on the Company's name and product recognition. Accordingly, the Company will primarily rely on copyright, trade secret and trademark law to protect its product and brand names of products or under which the Company conducts its business. Effective trademark protection may not be available for the Company's trademarks. There can be no assurance that the Company will be able to secure significant protection for the Company's trademarks.

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

Risks Associated with Infringement
----------------------------------

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

Risks Associated with Entering New Markets
------------------------------------------

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

Substantial Doubt that the Company Can Continue as a Going Concern
------------------------------------------------------------------

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

New and Uncertain Markets and Technology; Unproven Market Acceptance
--------------------------------------------------------------------

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

Future Capital Needs; Uncertainty of Additional Funding
-------------------------------------------------------

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

Substantial Future Sales of Stock; Dilution
-------------------------------------------

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

No Dividends
------------

     The Company anticipates that it will use any funds available to finance its growth and that it will not pay cash dividends to stockholders in the foreseeable future.

Limited Current Sales and Marketing Capability
----------------------------------------------

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

No Guarantee of Continued Listing on OTC Bulletin Board
-------------------------------------------------------

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

History of Losses; Uncertainty of Future Profitability
------------------------------------------------------

     As of December 31, 2004, the Company had accumulated significant net losses. The development of the Company's products will require the commitment of substantial resources to increase its advertising, marketing and distribution of its existing products and to complete the testing manufacturing, marketing and distribution of said new products. These expenditures are expected to result in substantial and increasing losses over the next six months. There can be no assurance that the Company will not incur substantial and continuing net losses beyond the next six months or that the Company will ever reach profitability. Furthermore, there can be no assurance the Company's products will meet the expectations and effectiveness required to be competitive in the market place, that the Company will enter into arrangements for product development and commercialization, successfully market its products, or achieve customer acceptance.

Reports to Security Holders
---------------------------

     The Public may view obtain copies of the Company's reports, as filed with the Securities and Exchange Commission, at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Additionally, copies of the Company's reports are available and can be accessed and downloaded via the internet on the SEC's internet site at http://www.sec.gov/cgi-bin/srch-edgar, by simply typing in "MotorSports Emporium, Inc." Additional Company information is available on the Company's internet site at http://www.motorsportsemporium.com.

Item 2.  Description of Property.

     The Company does not own any real estate or other properties. The Company's principal office is maintained at 16055 N. Dial Blvd. Suite 5, Scottsdale, AZ 85260, which consists of an office area, a show room and work area, storage space and warehouse. The Company leases its office space at $2,500 per month from ABR Group. The property consists of approximately 2,800 square feet. Management believes that the Company's offices are adequate for its reasonable foreseeable needs. The Company does not intend to acquire any properties at the current date.

Item 3.  Legal Proceedings.

     The Company is not aware of any pending claims or assessments that may have a material adverse impact on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our shareholders during the fourth quarter of 2004.

                                     PART II
                                     -------

Item 5. Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

     As of the date of this Annual Report, the Company's Common Stock trades on the Over-the-Counter Bulletin Board under the symbol "MSEP.OB." The market for the Company's Common Stock is limited, volatile and sporadic and the price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company's shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company's Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.


         Fiscal 2004                     High                       Low
         ---------------------------------------------------------------------
         First Quarter (1)               $0.10                      $0.004
         Second Quarter (1)              $0.05                      $0.005
         Third Quarter (1)               $0.007                     $0.0014
         Fourth Quarter (1)              $0.0095                    $0.0009

         Fiscal 2003                      High                      Low
         ---------------------------------------------------------------------
         First Quarter (1)               $1.01                      $0.53
         Second Quarter (1)              $0.85                      $0.35
         Third Quarter (1)               $0.42                      $0.03
         Fourth Quarter (1)              $0.10                      $0.02

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

Holders
-------

     As of December 31, 2004, there were approximately 229 shareholders of record of the Company's Common Stock, 18 shareholders of record of the Company's Series A Preferred Stock, and 1 shareholder of record of the Company's Series B Preferred Stock.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock or preferred stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

For information regarding the Company's Equity Compensation Plans, see Part III,
--------------------------------------------------------------------------------
Item 11.
--------

Recent Issuance of Unregistered Securities
------------------------------------------

     On December 13, 2004, the Company authorized and issued 5,000,000 shares of its restricted common stock to David Keaveney for repayment of debt in the amount of $16,150. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

     On December 13, 2004, the Company authorized and issued 4,900,000 shares of its restricted common stock to ScaleCars, Ltd, a Nevada corporation, as a part of the consideration in the purchase of all of the assets of ScaleCars, Ltd. pursuant to that certain Asset Purchase Agreement dated November 23, 2004. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

     On December 13, 2004, the Company authorized and issued 6,000,000 shares of its restricted common stock to SmallCap Voice.Com, Inc. for prepaid services pursuant to that certain Financial Public Relations Agreement dated November 19, 2004. These shares were issued pursuant to the exemption from registration under
Section 4(2) of the Securities Act of 1933. The agreement between the Company and SmallCap is hereby incorporated by reference and attached hereto as Exhibit 10.1.

Subsequent Issuance of Unregistered Securities
----------------------------------------------

     On January 4, 2005 the Company authorized, and on January 11, 2005, the Company issued 2,000,000 shares of restricted common stock to an existing shareholder for repayment of debt in the amount of $25,000. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

     On January 13, 2005 and January 20, 2005 the Company authorized, and on January 21, 2005 the Company issued 3,500,000 shares of restricted common stock to David Keaveney, the Company's President and CEO for payment of debt in the amount of $34,500. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

     On January 23, 2005 the Company authorized, and on February 4, 2005 the Company issued 2,000,000 shares of restricted common stock to an existing shareholder for repayment of debt in the amount of $25,000. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

     On February 11, 2005 and February 24, 2005 the Company authorized, and on February 24, 2005 the Company issued 600,000 shares of restricted common stock to David Keaveney, the Company's President and CEO for payment of debt in the amount of $11,800. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

     On March 7, 2005 the Company authorized, and on March 8, 2005 the Company issued 1,100,000 shares of restricted common shares to two individuals. 100,000 shares were issued to a consultant for payment of services valued at $6,000 and 1,000,000 shares of restricted common shares to Arie Luyendyk, Jr. for his role in the Company's non-corporate advisory board. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933. The agreement between the Company and Mr. Luyendyk is hereby incorporated by reference and attached hereto as Exhibit 99.1.

     On March 15, 2005 the Company authorized and issued 1,000,000 shares of restricted common shares to Arie Luyendyk, Sr. for his role in the Company's non-corporate advisory board. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933. The agreement between the Company and Mr. Luyendyk is hereby incorporated by reference and attached hereto as Exhibit 99.2.

Recent Issuance of Registered Securities
----------------------------------------

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

     On October 13, 2004 the Company authorized, and on October 14, 2004, the Company issued 20,000,000 unrestricted shares of common stock to employees pursuant to the terms of that certain Ten Stix, Inc. 2004 Employee Stock Incentive Plan No. 2. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on October 5, 2004.

     On October 27, 2004 the Company authorized, and on October 28, 2004, the Company issued 10,000,000 unrestricted shares of common stock to an employee pursuant to the terms of that certain Ten Stix, Inc. 2004 Employee Stock Incentive Plan No. 2. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on October 5, 2004.

     On November 2, 2004 the Company authorized, and on November 5, 2004 the Company issued 10,000,000 unrestricted shares of common stock to an employee pursuant to the terms of that certain Ten Stix, Inc. 2004 Employee Stock Incentive Plan No. 2. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on October 5, 2004.

     On November 2, 2004 the Company authorized, and on November 5, 2004 the Company issued 12,500,000 unrestricted shares of common stock to two individuals pursuant to the terms of that certain Ten Stix, Inc. 2004 Non-Employee, Directors and Consultants Retainer Stock Plan No. 2. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on October 5, 2004 and pursuant to an Order of Effectiveness under Section 25114 of the California Corporations Code granted September 28, 2004.

     On November 29, 2004 the Company authorized, and on November 30, 2004, the Company issued 2,000,000 unrestricted shares of common stock to employees pursuant to the terms of that certain Ten Stix, Inc. 2004 Employee Stock Incentive Plan No. 2. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on October 5, 2004.

     On December 7, 2004, the Company authorized and issued 4,000,000 unrestricted shares of common stock to employees pursuant to the terms of that certain Ten Stix, Inc. 2004 Employee Stock Incentive Plan No. 2. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on October 5, 2004.

     On December 13, 2004, the Company authorized and issued 4,000,000 unrestricted shares of common stock to employees pursuant to the terms of that certain Ten Stix, Inc. 2004 Employee Stock Incentive Plan No. 2. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on October 5, 2004.

     On December 13, 2004 the Company authorized and issued 2,000,000 unrestricted shares of common stock to an individual pursuant to the terms of that certain Ten Stix, Inc. 2004 Non-Employee, Directors and Consultants Retainer Stock Plan No. 2. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on September 15, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on October 5, 2004.

Subsequent Issuance of Registered Securities
--------------------------------------------

     On December 6, 2004, the Company approved the MotorSports Emporium, Inc. 2004 Employee Stock Incentive Stock Plan No. 3, and reserved and authorized the issuance of 70,000,000 shares of Common Stock pursuant to said Plan.

     On January 13, 2005 the Company authorized and issued 4,000,000 unrestricted shares of common stock to employees pursuant to the terms of that certain MotorSports Emporium, Inc. 2004 Employee Stock Incentive Plan No. 3. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on December 16, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on January 13, 2005.

     On January 19, 2005, the Company authorized and issued 5,000,000 unrestricted shares of common stock to employees pursuant to the terms of that certain MotorSports Emporium, Inc. 2004 Employee Stock Incentive Plan No. 3. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on December 16, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on January 13, 2005.

     On January 21, 2005, the Company authorized and issued 7,000,000 unrestricted shares of common stock to employees pursuant to the terms of that certain MotorSports Emporium, Inc. 2004 Employee Stock Incentive Plan No. 3. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on December 16, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on January 13, 2005.

     On February 7, 2005, the Company authorized and issued 6,500,000 unrestricted shares of common stock to employees pursuant to the terms of that certain MotorSports Emporium, Inc. 2004 Employee Stock Incentive Plan No. 3. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on December 16, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on January 13, 2005.

     On February 28, 2005, the Company authorized and issued 400,000 unrestricted shares of common stock to an employee pursuant to the terms of that certain MotorSports Emporium, Inc. 2004 Employee Stock Incentive Plan No. 3. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on December 16, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on January 13, 2005.

     On March 15, 2005, the Company authorized and issued 500,000 unrestricted shares of common stock to an employee pursuant to the terms of that certain MotorSports Emporium, Inc. 2004 Employee Stock Incentive Plan No. 3. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on December 16, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on January 13, 2005.

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

General
-------

     MotorSports Emporium, Inc. (the "Company") formally known as Ten Stix, Inc. changed its name on December 1, 2004 under the laws of the State of Nevada to engage in the fast track motor sports industry targeting enthusiasts participating in die cast collecting, automobile restoration, high-performance accessories, motor sports-related collectibles, driver's apparel, race venues and product licensing.

     The Company trades its shares of common stock on the OTC Bulletin Board under the symbol "MSEP."

     The Company's principal executive offices are located at 16055 N. Dial Blvd. Suite 5, Scottsdale, AZ 85260. Its telephone number is (480) 596-4002 and its facsimile number is (480) 556-0831. More information regarding the Company and its products is available on its website at www.motorsportsemporium.com

                              RESULTS OF OPERATION

Twelve-Month Period Ended December 31, 2004 Compared to Twelve-Month Period
---------------------------------------------------------------------------
Ended December 31, 2003
-----------------------

     The Company's net loss for the twelve-month period ended December 31, 2004 was approximately ($1,691,109) compared to a net loss of approximately ($576,981) for the twelve-month period ended December 31, 2003 (an increase of $1,114,129). The Company divested from the gaming industry in 2004 and now operates a completely separate entity. The net loss of $1,691,109 during 2004 includes a loss from discontinued operations in the amount of $1,129,225.

     Total revenue for the twelve-month periods ended December 31, 2004 and 2003 were $22,168 and $0 respectively (an increase of $22,168). Total revenue generated by the discontinued operation for the twelve-month periods ended December 31, 2004 and 2003 were $90,435 and $94,981 respectively (a decrease of $4,546). Total revenue generated during the twelve-month periods ended December 31, 2004 and 2003 was comprised of retail cash sales and web based orders generated in the Scottsdale location of Scalecars.com. The increase in revenue during the twelve-month period ended December 31, 2004 was primarily due to the acquisition of certain assets in the die cast model car industry in November 2004.

     During the twelve-month period ended December 31, 2004, the Company incurred total expenses of $1,714,269 compared to $576,983 of total expenses incurred during the twelve-month period ended December 31, 2003 (an increase of $1,137,286). The operating expenses incurred in 2004 include expenses from discontinued operations in the amount of $1,129,225. Operating expenses for the twelve-month period ended December 31, 2004 primarily consisted of: (i) $342,316 as selling, general and administrative expenses compared to $0 as selling, general and administrative expenses incurred during the twelve-month period ended December 31, 2003; (ii) $0 as depreciation expense compared to $0 as depreciation expense incurred during the twelve-month period ended December 31, 2003;and (iii) $917 as amortization expense compared to $0 as amortization expense incurred during the twelve-month period ended December 31, 2003. The Company also incurred $31,198 as interest expense during the twelve-month period ended December 31, 2004 as compared to $0 incurred during the twelve-month period ended December 31, 2003. During the twelve-month period ended December 31, 2004, the discontinued operations segment incurred total expenses of $1,230,217 compared to $671,873 of operating expenses incurred during the twelve-month period ended December 31, 2003 (an increase of $558,344). Operating expenses for the twelve-month period ended December 31, 2004 for the discontinued operations primarily consisted of: (i) $1,456,316 as selling, general and administrative expenses compared to $586,616 as selling, general and administrative expenses incurred during the twelve-month period ended December 31, 2003; (ii) $44,898 as depreciation expense compared to $49,153 as depreciation expense incurred during the twelve-month period ended December 31, 2003; and (iii) $9,941 as amortization expense compared to $10,844 as amortization expense incurred during the twelve-month period ended December 31, 2003. The discontinued operations portion of the Company also incurred $55,758 as interest expense during the twelve-month period ended December 31, 2004 as compared to $25,259 incurred during the twelve-month period ended December 31, 2003.

     As discussed above, although the Company generated revenues in the amount of $22,168 during the twelve-month period ended December 31, 2004, the increase in net loss during such period compared to the twelve-month period ended December 31, 2003 is attributable primarily to the discontinued operation segment, an increase in the selling, general and administrative expenses due to an increase in the issuance of common stock issued for services of $120,662 during the period ended December 31, 2004. The Company's net loss during the twelve-month period ended December 31, 2004 was approximately ($1,691,109) or ($.03) per common share compared to a net loss of approximately ($576,981) or ($.03) per common share during the twelve-month period ended December 31, 2003. The weighted average of common shares outstanding was 59,114,712 for the twelve-month period ended December 31, 2004 compared to 21,892,112 for the twelve-month period ended December 31, 2003.

Liquidity and Capital Resources
-------------------------------

     The Company generated $22,168 in total revenue during the twelve-month period ended December 31, 2004 and $0 in total revenue during the same twelve-month period ended December 31, 2003. The Company issued $793,236 in common stock for services, to acquire the assets of Scalecars.com, to reduce debt to shareholders, to finance the web site and to provide advertising and promotional services. Investing activities reduced cash by $261 with the transfer of the cash account to Ten Stix Gaming, Inc. The Company raised $281,880 of cash through financing activities. Notes payable were reduced by $8,346. $92,626 was received from the issuance of employee stock options. Finally, $12,600 was received as loans from various shareholders and $185,000 was recorded as notes payable. The discontinued operations segment of the Company generated $90,435 in total revenue during the twelve-month period ended December 31, 2004 and $94,981 in total revenue during the same twelve-month period ended December 31, 2003. As such, the Company has only recently generated cash flow to partially fund its operations and activities. As of the date of this Annual Report, management of the Company believes that an estimated $1,000,000 is going to be required over the next fiscal year for payment of expenses associated with the business operations of the Company.

     The Company's future success and viability is primarily dependent upon its ability to increase current operations and develop new business opportunities. Recent developments have resulted in the Company to change its name from Ten Stix, Inc. to MotorSports Emporium, Inc. the Company will continue marketing, promotion, and sales of the die cast replica car business, while allowing the Company's management to focus its goals, objectives and strategies of the Company into growing the Company into a diverse business entity within the motor sports industry. The Company's plan of operation for the next 12 months is to develop new business ventures, seek the acquisition of assets, property or business that may benefit the Company and its shareholders. Because the Company has minimal capital resources, management anticipates that to achieve any such acquisition, it may be required to issue shares of its stock as consideration for such acquisition. In the event that the Company contacts or is contacted by a private company or other entity, which may be considering a merger with or into the Company, it is possible that the Company would be required to raise additional funds in order to accomplish the transaction. Such transactions would be valuated on a case by case basis.

     During the next 12 months, the Company's foreseeable cash requirements will relate to continuing the operations of its wholly owned subsidiary and business divisions, maintaining the Company in good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business venture. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the costs. Additionally, the Company may experience a liquidity predicament and be required to raise additional capital. Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of its stock or through loans from private investors, although there can be no assurance that the Company will be able to obtain such financing. The Company's failure to do so would have a material and adverse affect upon the Company and its shareholders.

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should the Company be unable to continue in operations.

For Twelve-Month Period Ended December 31, 2004
-----------------------------------------------

     As of December 31, 2004, the Company's current assets were $149,170 and its current liabilities were $678,156, resulting in a working capital deficit of $528,986. As of December 31, 2004, current assets were comprised of (i) $12,732 in cash; (ii) $955 in accounts receivable; (iii) $134,416 in inventory and (iv) $1,067 in prepaid expenses. The Company divested inventory from gaming items in 2004. The Company's inventory consisted of diecast cars and motorsports related memorabilia at December 31, 2004. The $955 in accounts receivable consisted of credit card transactions in transit at the end of the year. The Company sells all products for immediate payment. The Company has continued to execute its business plan to aggressively list inventory on the web site for immediate sale. Inventory is generally listed on the web site for sell within hours of being received by the Company. The Company is also using email addresses of customers to send notification of new inventory and of sale prices and inventory clearances.

     As of December 31, 2004, current liabilities were comprised of (i) $198,347 in notes payable; (ii) $112,518 in notes payable to stockholders; and (iii) $367,291 in accounts payable and accrued expenses. The current liabilities consist of payments due in the amount of $30,000 on the acquisition of scalecars.com, accounts payable to professionals such as attorneys and accountants, payroll taxes and sales taxes payable, and various notes payable. All payroll taxes and sales taxes were paid in full in January 2005. Current notes payable in the amount of $5,000 was paid in full in January 2005. The Company is generating revenue through the sale of inventory from its retail store front, its premier Internet site and as a vender at both race track events and car shows. The Company has just recently established a new division to sell authentic race worn memorabilia used by race drivers to include helmets, suits, gloves and shoes. Merchandise for the new division is displayed at the Company's subsidiaries store front and on the Internet. The Company is aggressively reducing debt by making all payments either on time or early on all obligations.

     As of December 31, 2004, the Company's total assets were $184,852 and its total liabilities were $802,534. The reduction in the stockholders' deficit in the amount of $840,691 is due primarily to the discontinued operations of the gaming portion of the Company As of December 31, 2004; the Company's total liabilities exceeded its total assets by $617,682. As of December 31, 2004, the Company's total assets consisted primarily of (i) $149,170 in current assets;
(ii) $8,124 in net cost equipment; (iii) $27,263 net cost of intangible assets; and (iv) $295 in refundable deposits.

     Stockholders' deficit increased from ($226,323) for the period ending December 31, 2003 to ($617,681) for the twelve-month period ended December 31, 2004. The increase in the amount of stockholder's equity in the amount of $391,358 was primarily due to the loss on the discontinued operations of the gaming portion of the Company.

     For the twelve-month period ended December 31, 2004, net cash flows used by operating activities was ($272,501) compared to net cash flows used by operating activities of ($123,467) for the twelve-month period ended December 31, 2003. The increase of $149,034 during the twelve-month period ended December 31, 2004 was primarily due to the discontinued operations and the acquisition of the inventory and assets of scalecars.com.

     For the twelve-month period ended December 31, 2004, net cash flows provided by financing activities was $281,880 compared to net cash flows provided by financing activities of $117,135 for the twelve-month period ended December 31, 2003. The increase of $164,745 during the twelve-month period ended December 31, 2004 was primarily attributable to $92,626 proceeds from issuance and exercise of Employee Stock Options.

     For the twelve-month period ended December 31, 2004, net cash flows used by investing activities was $261 compared to net cash provided by investing activities of $1,875 during the twelve-month period ended December 31, 2003, resulting from the spin off of Ten Stix Gaming, Inc.

Material Commitments
--------------------

     A significant and estimated material commitment for the Company for fiscal year 2004 is the amount of $112,518 due and owing certain shareholders of the Company.

     On April 8, 2004, the Company, Tony Cranford ("Cranford") and Thomas Sawyer ("Sawyer"), former Directors and Officers of the Company entered into a Stipulation with Rapid Funding, LLC ("Rapid Funding") wherein Rapid Funding (i) acquired ownership of 14,764,600 shares of common stock of the Company including shares previously owned by Cranford and Sawyer, (ii) obtained the right to receive an additional 11,000,000 shares of common stock, which shares have since been issued to Rapid Funding, and (iii) obtained the right to receive additional shares of the Company's stock so that Rapid Funding would own at least 51% of the issued and outstanding shares of the Company. As a result of the Stipulation, Rapid Funding became the beneficial owner of 37,264,600 shares of common stock of the Company and is the majority shareholder of the Company.

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

     The Severance Agreement also provides that following the Company's annual meeting of shareholders and completion of its reincorporation and change of domicile from Colorado to Nevada, the Company shall authorize 3,000,000 shares of Series B Preferred Stock. Brehm shall be able to exchange the common shares received pursuant to the option available in the Note for 2,500,000 shares of Series B Preferred Stock and Ten Stix, Inc. shall cancel those common shares it receives in this exchange by Brehm.

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

     The current officers and directors of the Company formed Ten Stix Gaming, Inc., in February 2004 on behalf of the Company. Subsequent to the period covered by this report the Company issued a total of 400,000 restricted shares of common stock valued at $1,200. 200,000 shares each issued each to Tony A. Cranford and Thomas E. Sawyer in consideration and exchange for 1,100,000 shares of common stock Ten Stix Gaming, Inc., a Colorado corporation, thereby making Ten Stix Gaming, Inc., a wholly-owned subsidiary of the Company. Ten Stix Gaming, Inc. will be used as the gaming subsidiary vehicle that was called Pro Shuffler, Inc. in the Severance Agreement.

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

     On January 4, 2005 the Company issued 2,000,000 shares of restricted common stock to a consultant for payment of services.

     On January 13, 2005 the Company issued 4,000,000 options to two employees as governed by the terms and conditions of the Employee Stock Incentive Plan No. 3

     On January 13, 2005 the Company issued 2,000,000 shares of restricted common stock to David Keaveney, the Company's President and CEO for payment of debt.

     On January 19, 2005 the Company issued 5,000,000 options to two employees as governed by the terms and conditions of the Employee Stock Incentive Plan No. 3

     On January 20, 2005 the Company issued 1,500,000 shares of restricted common stock to David Keaveney, the Company's President and CEO for payment of debt.

     On January 21, 2005 the Company issued 7,000,000 options to two employees as governed by the terms and conditions of the Employee Stock Incentive Plan No. 3

     On January 23, 2005 the Company issued 2,000,000 shares of restricted common stock to a consultant for payment of services

     On February 7, 2005 the Company issued 6,500,000 options to two employees as governed by the terms and conditions of the Employee Stock Incentive Plan No. 3

     On February 11, 2005 the Company issued 500,000 shares of restricted common stock to David Keaveney, the Company's President and CEO for payment of debt.

     On February 24, 2005 the Company issued 100,000 shares of restricted common stock to David Keaveney, the Company's President and CEO for payment of debt.

     On February 28, 2005 the Company issued 400,000 options to one employee as governed by the terms and conditions of the Employee Stock Incentive Plan No. 3

     On March 7, 2005 the Company issued 1,000,000 shares of restricted common shares to Arie Luyendyk, Jr. for his role in the Company's non corporate advisory board. The Company also issued 100,000 shares of restricted common stock to a consultant for payment of services.

     On March 15, 2005 the Company issued 1,000,000 shares of restricted common shares to Arie Luyendyk, Sr. for his role in the Company's non corporate advisory board. The Company also issued 500,000 to one employee as governed by the terms and conditions of the Employee Stock Incentive Plan No. 3.

                               PLAN OF OPERATION

Funding
-------

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

Future Commitments
------------------

     As of the date of this Annual Report, the Company does not have any material commitments nor does management anticipate any further material commitments within the next twelve months.

Forward-Looking Statements
--------------------------

     The foregoing discussion, as well as the other sections of this Annual Report on Form 10-KSB, contains forward-looking statements that reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, the Company's ability to identify, produce and complete film projects that are successful in the marketplace, to arrange financing, distribution and promotion for these projects on favorable terms in various markets and to attract and retain qualified personnel.

Item 7.  Financial Statements.

     The Financial Statements of MotorSports Emporium, Inc. are listed on the Index to Financial Statements as set forth on page F-2.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report (the "Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.

(b) Changes in Internal Controls.

     In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fourth quarter of the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

     On November 10, 2004, the Company formed a wholly owned subsidiary, Scottsdale Diecast, Inc. in Arizona.

     On November 19, 2004, the Company entered into a Financial Public Relations Agreement with SmallCap Voice.Com, Inc. ("SmallCap") whereby SmallCap would provide to the Company various public relations services. On December 13, 2004, the Company issued 6,000,000 shares of its restricted common stock to SmallCap Voice for prepaid services pursuant to that certain Agreement above. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933. Incorporated by reference and attached hereto as Exhibit 10.1.

Subsequent Information

     On March 4, 2005, the Company entered into an agreement with Arie Luyendyk Jr. to have him participate on the Company's non-corporate advisory board in order to help the Company and its subsidiaries with their motor sports endeavors. On March 8, 2005 the Company issued 1,000,000 shares of restricted common shares to Arie Luyendyk, Jr. for his participation on the Company's non-corporate advisory board. These shares were issued pursuant to the exemption from registration under Section 4(2) and Section 4(6) of the Securities Act of 1933. Incorporated by reference and attached hereto as Exhibit 99.1.

     On March 14, 2005, the Company entered into an agreement with Arie Luyendyk Sr. to have him participate on the Company's non-corporate advisory board in order to help the Company and its subsidiaries with their motor sports endeavors. On March 15, 2005 the Company issued 1,000,000 shares of restricted common shares to Arie Luyendyk, Sr. for his participation on the Company's non-corporate advisory board. These shares were issued pursuant to the exemption from registration under Section 4(2) and Section 4(6) of the Securities Act of 1933. Incorporated by reference and attached hereto as Exhibit 99.2.

                                    PART III
                                    --------

Item 9.  Directors and Executive Officers of the Registrant.

     See Item 11 for information on the beneficial ownership of the Company's securities.

Identity of Directors and Executive Officers
--------------------------------------------

        Name                         Age             Position
        ---------------------------------------------------------------------

        David Keaveney*              35              Director and President/
                                                     Chief Executive Officer/
                                                     Chief Financial Officer

        Rhonda Keaveney**            37              Director and Secretary


          * On September 25, 2004 David Keaveney was appointed director, President, CEO and CFO of the corporation.

          ** On October 13, 2004 Rhonda Keaveney, wife of President, CEO and CFO-David Keaveney, was appointed director and Secretary of the Company.

     DAVID W. KEAVENEY - David W. Keaveney has functioned as a strategic business consultant, mentoring senior level executives on business development, marketing, reengineering and value growth for the past seven years. Early in his career, David served as Sr. Vice President of Investments for a financial services firm where he specialized in business structure, valuation and core competency. David has held senior executive positions with several private start-ups companies including marketing, financial and management consulting. David is working towards his Management Certificate (mini-MBA) from Loyola University and his Certification of Professional Development from Wharton Business School.

     RHONDA KEAVENEY - Rhonda Keaveney is a board member and Secretary for MotorSports Emporium, Inc. Prior to her appointment she functioned as Compliance Officer for a local Investment Banking firm and more recently as a director of operations for a private investment partnership. Rhonda has a strong background in case management, office administration and the securities industry where she's held NASD Series 7, 63 and 24 licenses. Rhonda attended Arizona State University where she studied Psychology and Business.

     There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

Directorships
-------------

     No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

Significant Employees
---------------------

     No other significant employees exist.

Family Relationships
--------------------

     David Keaveney, the Company's President, Chief Executive Officer, and Chief Financial Officer, and Rhonda Keaveney, the Company's Secretary are husband and wife.

Involvement in Certain Legal Proceedings
----------------------------------------

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

Audit Committee Financial Expert and Identification of Audit Committee
----------------------------------------------------------------------

     The Company has no separately designated standing audit committee nor another committee performing similar functions. The Board of Directors acts as the audit committee. None of the directors qualifies as an Audit Committee Financial Expert.

Material Changes to the Method by which the Shareholders may recommend nominees
-------------------------------------------------------------------------------
to the Board of Directors
-------------------------

     None.

Section 16 (a) Beneficial Ownership Compliance
----------------------------------------------

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

     Based on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2004, all the officers, directors and more than 10% beneficial owners have complied with the above described filing requirements.

Code of Ethics
--------------

     The Company has adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. The Code of Ethics will be provided free of charge by the Company to interested parties upon request. Requests should be made in writing and directed to the Company at the following address: 16055 N. Dial Blvd., Suite 5, Scottsdale, Arizona 85260

Item 10.  Executive Compensation.

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                                                       SUMMARY COMPENSATION TABLE
                                                       --------------------------

                                                                             Long Term Compensation
                                        Annual Compensation              Awards                 Payouts
                                  --------------------------------     ----------------------------------
                                                                                    Securities              All
                                                          Other                     Underlying              Other
                                                          Annual       Restricted   Options/     LTIP       Compen-
Name and                 Year or                          Compen-      Stock        SAR's        Payouts    sation
Principal                Period  Salary      Bonus        sation)      Awards       (#)          ($)        ($)
Position                 Ended   ($)         ($)          ($)
(a)                      (b)     (c)         (d)          (e)          (f)          (g)          (h)        (i)
-------------------------------------------------------------------------------------------------------------------
David W. Keaveney(1)     2004    $28,500     0            $0           0            0            0          0
President and CEO        2003    $0          0            $0           0            0            0          0
                         2002    $0          0            $0           0            0            0          0

Rhonda Keaveney(2)       2004    $0          0            $0           0            0            0          0
Secretary                2003    $0          0            $0           0            0            0          0
                         2002    $0          0            $0           0            0            0          0

Thomas E. Sawyer(3)      2004    $28,500     0            $0           0            0            0          0
President and CEO        2003    $43,500     0            $9,384(4)    0            0            0          0
                         2002    $39,000     0            $4,480(4)    0            0            0          0


Tony A. Cranford(3)      2004    $28,500     0            $0           0            0            0          0
Vice President           2003    $43,500     0            $0           0            0            0          0
                         2002    $39,000     0            $0           0            0            0          0

___________________

(1) On September 25, 2004 David Keaveney was appointed director, President, CEO and CFO of the corporation.
(2) On October 13, 2004 Rhonda Keaveney, wife of President, CEO and CFO-David Keaveney, was appointed director and Secretary of the Company.
(3) On September 26, 2004 both Tony A Cranford and Thomas E. Sawyer resigned as officers and directors of the corporation.
(4) On December 28, 2000, Mr. Sawyer assigned the distributorship rights to market a card game called "Bonus 6" within the United States, excluding Colorado, to the Company and the Company assumed the obligations under Mr. Sawyer's distribution agreement with the owner of Bonus 6. Pursuant to the terms of the assignment agreement, Mr. Sawyer maintained the marketing and distribution rights within the State of Colorado and receives a 40% commission on gross revenues generated from the sale or lease of "Bonus 6" to the casinos located in Colorado, on a monthly basis. During 2003 and 2002, Mr. Sawyer received commissions of $9,384 and $4,480, respectively from the Company. During 2003, the Company allowed its distribution rights to "Bonus 6" to expire.

Employment Contracts
--------------------

     On October 25, 2004 the Company entered into an Executive Employment Agreement with its President, CEO and CFO, David Keaveney. The initial term of the Agreement commenced on October 25, 2004 and it shall continue in effect until October 25, 2005. Thereafter, the Agreement shall be renewed upon the mutual agreement of Keaveney and the Company. The Agreement grants Keaveney a base salary of $114,000 per year. During the term of the Agreement, Company agrees to pay all costs of Keaveney's medical/dental expenses up to a maximum of $20,000 per year. Company shall also provide an automobile allowance of $1,000 per month. Company shall pay a monthly rent of $2,000 while it maintains its headquarters at Keaveney's place of residency. Not withstanding the one-year employment term, the Agreement may be terminated by either party. If the Company desires to terminate the Agreement for any reason, other than reasonable cause or event of permanent disability, Keaveney shall be entitled to 100% of the balance of payments due under the contract payable, at the Company's option, either on a bi-weekly basis or in a lump sum discounted by 10% and payable 30 days after said termination.

Other Contracts
---------------

     None.

Stock Options and Warrants
--------------------------

     On September 11, 2003, the Company's 2003 Stock Plan was adopted and approved by the Board of Directors. The Plan had authorized 15,000,000 shares of common stock of the Company to that may be granted to employees, officers, and directors of the Company in the form of both incentive and non-qualified stock options.

     On June 15, 2004 the Company's 2004 Stock Plan was adopted and approved by the Board of Directors. The Plan had authorized 13,500,000 shares of common stock of the Company to that may be granted to employees, officers, and directors of the Company in the form of both incentive and non-qualified stock options.

     On July 28, 2004, the Ten Stix Inc. Non-Employee Directors and Consultant Retainer Stock Plan for 2004 was adopted and approved by the Board of Directors. The Plan had authorized 20,500,000 shares of common stock of the Company to that may be granted to non-employee directors and consultants of the Company.

     On September 8, 2004, the Ten Stix Inc. 2004 Employee Stock Incentive Plan No. 2 was adopted and approved by the Board of Directors. The Plan had authorized 50,000,000 shares of common stock of the Company to that may be granted to employees, officers, and directors of the Company in the form of both incentive and non-qualified stock options.

     On September 8, 2004, the Ten Stix, Inc. 2004 Non-Employee Directors and Consultants Retainer Stock Plan No. 2 was adopted and approved by the Board of Directors. The Plan had authorized 18,000,000 shares of common stock of the Company to that may be granted to shares of common stock of the Company to that may be granted to non-employee directors and consultants of the Company.

     On December 6, 2004, the Motorsports Emporium, Inc. 2004 Employee Stock Incentive Plan No. 3 was adopted and approved by the Board of Directors. The Plan has authorized 70,000,000 shares of common stock of the Company to that may be granted to employees, officers, and directors of the Company in the form of both incentive and non-qualified stock options.

Option Grants Table
-------------------

     The following tables reflect certain information, with respect to stock options granted under the Company's stock option plans to executive officers and directors during fiscal 2004.

                     Options/SAR Grants In Last Fiscal Year
                     --------------------------------------

                           Number Of         % Of Total
                           Securities        Options
                           Underlying        Granted To       Exercise
                           Options           Employees        Or Base
                           Granted           In Fiscal        Price            Expiration
Name                       (#)               Year(%)          ($/Sh)(1)        Date
------------------------------------------------------------------------------------------
David Keaveney             0                 0                0                0
Rhonda Keaveney            0                 0                0                0
Thomas E. Sawyer           0                 0                0                0
Tony A. Cranford           0                 0                0                0

Option Exercise and Year End-Value Table
----------------------------------------

     The following tables reflect certain information, with respect to the exercise of stock options by executive officers during fiscal 2004:

                   Aggregated Option/SAR Exercises In The Last Fiscal Year And Year-End Option/SAR Value
                   -------------------------------------------------------------------------------------

                                                                       Number Of
                                                                       Securities                Value Of
                                                                       Underlying                Unexercised
                                                                       Unexercised               In-The-Money
                                                                       Options At                Options At
                                                                       Fy-End(#)                 Fy-End($)
                                                                       -------------------------------------------
                                  Shares           Value
                                  Acquired On      Realized            Exercisable (E)/          Exercisable (E) /
Name                              Exercise(#)      ($)                 Unexercisable (U)         Unexercisable (U)
------------------------------------------------------------------------------------------------------------------
David Keaveney                    0                0                   0 (E)  / 0 (U)            0 (E) /  0 (U)
Rhonda Keaveney                   0                0                   0 (E)  / 0 (U)            0 (E) /  0 (U)
Thomas E. Sawyer                  0                0                   0 (E)  / 0 (U)            0 (E) /  0 (U)
Tony A. Cranford                  0                0                   0 (E)  / 0 (U)            0 (E) /  0 (U)
____________________

Long-Term Incentive Plan Awards
-------------------------------

     There were no long-term incentive plan awards made in the last fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners

     The following table sets forth security ownership information as of the close of business on March 30, 2005, for any person or group, known by the Company to own more than five percent (5%) of any class of the Company's voting securities.

                                                                  Amount and
                                                                  Nature of
Name and Address                       Title Of                   Beneficial          Percent of
of Beneficial Owner                    Class                      Owner               Class
--------------------------------------------------------------------------------------------------

Intercontinental Assets Corp           Series B Preferred(*)      2,500,000           100%
6965 El Camino Road
Suite105-279
Carlsbad, CA 92009

---------------------------------------
* The Series B Preferred Stock is entitled to vote on all matters submitted to the shareholders for a vote, including the election of any directors, together with the holders of Series A Preferred Stock and the holders of the Common Stock, $0.001 par value per share, of the Company, voting together as a single class. Pursuant to Section 2(a) of the Certificate of Designation, each share of the Series B Preferred Stock shall be entitled to one vote for each share of the Common Stock into which the Series B Preferred Stock is convertible as of the record date for such vote or, if no record date is specified, as of the date of such vote. Pursuant to the terms of the Certificate of Designation of Series B Preferred Stock, the stated Par Value of each shares of Series B Preferred Stock is $0.05. Pursuant to Section 5(a) of the Certificate of Designation, the holder of the Series B Preferred Stock may convert said shares to common stock at his option. Pursuant to Section 5(a), in the event of a conversion, the number of shares of Common Stock to be issued on account of each share of the Series B Preferred Stock shall be determined by dividing (i) the Adjusted Face Value plus the amount of any accrued but unpaid dividends thereon by
     (ii) $0.0005. Accordingly, each share of Series B Preferred Stock is convertible into 100 shares of common stock at option of the holder of the Series B Preferred Stock, for an aggregate of 250,000,000 shares of common stock. Accordingly, Intercontinental Assets Corp., the holder of 2,500,000 shares of Series B Preferred Stock shall have the right pursuant to Section 2(a) of the Certificate of Designation, to vote 250,000,000 shares of common stock, which will effectively give Intercontinental Assets Corp voting control of the Company. Upon conversion the shares would represent 64.77% of all the voting securities of the Company. See Item 11(c) for additional information regarding change in control.

(b) Security Ownership of Management

     The following table sets forth security ownership information as of the close of business on March 30, 2005, of all directors, executive officer listed in the "Summary Compensation Table" set forth herein, and all directors and executive officers as a group.

                                                                  Amount and
                                                                  Nature of
Name and Address                       Title Of                   Beneficial          Percent of
of Beneficial Owner                    Class                      Owner               Class
--------------------------------------------------------------------------------------------------

DK Holdings, LLC                       Common                     500,000*            0.29%
10631 E. Running Deer Trail,
Scottsdale, Arizona 85262

David Keaveney                         Common                     5,000,000           2.95%
10631 E. Running Deer Trail,
Scottsdale, Arizona 85262

Rhonda Keaveney                        -                                              0.00%
0%
10631 E. Running Deer Trail,
Scottsdale, Arizona 85262

Officers and Directors as a Group      Common                     5,500,000           3.24%

------------------------------------------------------------
*    David Keaveney is the sole member of DK Holdings, LLC.

(c) Changes in Control

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

     Pursuant to the terms of the Certificate of Designation of Series B Preferred Stock, the stated Par Value of each share of Series B Preferred Stock is $0.05. Pursuant to Section 5(a) of the Certificate of Designation, the holder of the Series B Preferred Stock may convert said shares to common stock at his option. Pursuant to Section 5(a), in the event of a conversion, the number of shares of Common Stock to be issued on account of each share of the Series B Preferred Stock shall be determined by dividing (i) the Adjusted Face Value plus the amount of any accrued but unpaid dividends thereon by (ii) $0.0005. Accordingly, each share of Series B Preferred Stock is convertible into 100 shares of common stock at option of the holder of the Series B Preferred Stock, for an aggregate of 250,000,000 shares of common stock.

     Accordingly, Intercontinental Assets Corp., the holder of 2,500,000 shares of Series B Preferred Stock shall have the right pursuant to Section 2(a) of the Certificate of Designation, to vote 250,000,000 shares of common stock, which will effectively give Intercontinental Assets Corp voting control of the Company.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

                  ---------------------------------- --------------------- ------------------- ----------------------
                                                          Number of         Weighted-average    Number of securities
                                                        securities to      exercise price of    remaining available
                                                          be issued           outstanding       for future issuance
                                                            upon           options, warrants       under equity
                                                         exercise of          and rights        compensation plans
                                                         outstanding                               (excluding
                                                       options, warrants,                      securities reflected
                                                          and rights                               in column (a))


                  ---------------------------------- --------------------- ------------------- ----------------------
                  ---------------------------------- --------------------- ------------------- ----------------------
                                                             (a)                  (b)                   (c)
                  ---------------------------------- --------------------- ------------------- ----------------------
                  ---------------------------------- --------------------- ------------------- ----------------------
                  Equity compensation plans
                  approved by security holders
                                                              0                    $0                    0
                  ---------------------------------- --------------------- ------------------- ----------------------
                  ---------------------------------- --------------------- ------------------- ----------------------
                  Equity compensation plans not
                  approved by security holders
                                                              0                    $0               70,000,000
                  ---------------------------------- --------------------- ------------------- ----------------------
                  ---------------------------------- --------------------- ------------------- ----------------------

                  ---------------------------------- --------------------- ------------------- ----------------------
                  ---------------------------------- --------------------- ------------------- ----------------------
                  Total                                       0                    $0               70,000,000
                  ---------------------------------- --------------------- ------------------- ----------------------

Item 12.  Certain Relationships and Related Transactions.

      On July 1, 2004 Ten Stix, Inc. entered into a Convertible Debenture with Edify Capital in the amount of $185,000 with interest from the date of issuance at the rate of 8% per annum, compounded and payable quarterly. Under the terms of the Convertible Debenture the Company promises to pay the loan in full on or before the first anniversary date of the issuance, Pursuant to the terms of the Convertible Debenture, Edify Capital, at its option at any time, may convert all or part of the unpaid principal balance, plus accrued interest thereon into the common stock of the Company. In the event of a conversion, the number of shares of the common stock to be issued shall be determined by dividing the unpaid principal balance of the Convertible Debenture, plus any accrued interest by 80% of the average of the lowest three closing bid prices in past twenty trading days immediately preceding any such conversion. As of the date of this filing $150,000 has been paid.

     On August 16, 2004 Ten Stix, Inc. entered into an agreement with Robert C. Brehm for the amount of $4,000 plus 12% percent annual interest. Brehm can convert note at pay off into Series B Preferred Stock of the Company at the rate of $.05 per share. This note is still outstanding as of the date of this filing and Brehm has not exercised his conversion right.

     On September 14, 2004 Ten Stix, Inc. entered into an agreement with Robert
C. Brehm for the amount of $3,600 plus 12% percent annual interest. Brehm can convert note at pay off into Series B Preferred Stock of the Company at the rate of $.05 per share. This note is still outstanding.

     On September 27, 2004 the Company entered into a Promissory Note with its previous auditing firm AJ Robbins, PC for the principal amount of $16,693, with no interest. The balance is an overdue accounting bill for services performed during their tenure. Six equal payments of $2,782.16 shall be due and payable on the 30th day of each calendar month, with the first payment commencing on October 30, 2004 and final payment on March 30, 2005.

     On October 18, 2004, the Company granted David Keaveney the option to convert the unpaid balance of $56,352 acknowledged in the Letter of Understanding into Common Stock of the Company, par value $0.0001 per share, at rate to be determined by dividing the unpaid balance by 20% of the prior day closing bid price.

     On November 4, 2004, the Company's President & CEO David Keaveney exercised his right to convert $2,280 (part of a $56,352 debt into 1,500,000 shares of restricted common stock. The remaining outstanding balance was reduced accordingly and is now $54,072.

     On November 16, 2004, the Company's President & CEO David Keaveney exercised his right to convert $3,000 (part of a $54,072 debt into 1,000,000 shares of restricted common stock. The remaining outstanding balance was reduced accordingly and is now $51,072. These shares will be issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

     The Company, through its wholly-owned subsidiary, Scottsdale Diecast, Inc. entered into an Asset Purchase Agreement with ScaleCars, Ltd., a Nevada corporation, effective as of November 23, 2004, which acquisition closed on November 24, 2004. Pursuant to the terms of the Agreement, the Company acquired all of the business assets of ScaleCars, in consideration of approximately (a) $166,920, evidenced by a Promissory Note executed by Scottsdale Diecast in favor of ScaleCars and (b) 4,900,000 restricted common shares of the Company.

     Concurrently with the execution of the above Agreement, Scottsdale Diecast executed a Commercial Lease, effective as of November 23, 2004, under which Scottsdale Diecast shall lease from Ron Adams, approximately 2,800 square feet of retail space in the building where the ScaleCars business is conducted, for a term of one year commencing on December 1, 2004. As set forth above, in conjunction with the purchase of the assets of Scalecars through its wholly-owned subsidiary, Scottsdale Diecast, the Company issued 4,900,000 restricted shares of common stock to Scalecars. The shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933. On December 2, 2004, the Company, filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada changing its name from Ten Stix, Inc., to "Motorsports Emporium, Inc." A copy of the Certificate of Amendment to the Articles of Incorporation, are attached hereto.

     On December 20, 2005 the Company entered into certain Assignment Agreement and General Release with Ten Stix Gaming, Thomas Sawyer and Tony Cranford, the Corporations former directors and officers.

Item 13.  Exhibits.

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B


         Exhibit           Description
         3.1 (1)           Amendment to Articles of Incorporation dated January 22, 2001 and filed with the Colorado Secretary of State on January 22, 2001.
         3.2 (2)           Statement of Correction to the Articles of Incorporation dated and filed with the Secretary of State of Colorado on August 27, 2003.
         3.3 (1)           By-laws of the Company;
         10.1**            Agreement with SmallCap Voice.Com, Inc. dated November 19, 2004
         14**              Code of Ethics
         21**              Subsidiaries of the Small Business Issuer
         31**              Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
         31**              Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
         32**              906 Certification
         99.1**            Advisory Board Agreement with Arie Luyendyk, Jr. dated March 4, 2005
         99.2**            Advisory Board Agreement with Arie Luyendyk, Sr. dated March 14, 2005

         ---------------------
         (1)  Incorporated by reference to Form 10SB filed February 8, 2001
         (2)  Incorporated by reference to Form 8-K filed October 31, 2003.
         **   Filed Herewith

Item 14.  Principal Accountant Fees and Services.

Independent Public Accountants
------------------------------

     The Company's independent accountants during the fiscal year ending December 31, 2004 were HJ & Associates, LLC

     (1) Audit Fees. During the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB and for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was $29,000 and $24,000 respectively.

     (2) Audit-Related Fees. During fiscal years ended December 31, 2004 and 2003 our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

     (3) Tax Fees. Our auditors did not provide tax compliance, tax advice, or tax planning advice during the fiscal years ended December 31, 2004 and 2003.

     (4) All Other Fees. None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MotorSports Emporium, Inc.


Dated: March 31, 2005                /s/ David W. Keaveney
                                     __________________________________
                                     By: David W. Keaveney
                                     Its: President and Chief Executive Officer


Dated: March 31, 2005                /s/ Rhonda Keaveney
                                     __________________________________
                                     By: Rhonda Keaveney
                                     Its: Secretary

                    MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARY
                            (FORMERLY TEN STIX, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm .................... F-3

Consolidated Balance Sheet.................................................. F-4

Consolidated Statements of Operations....................................... F-6

Consolidated Statements of Stockholder's Equity (Deficit)................... F-7

Consolidated Statements of Cash Flows....................................... F-8

Notes to the Consolidated Financial Statements............................. F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors
Motorsports Emporium, Inc. & Subsidiary
(Formerly Ten Stix, Inc.)
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of Motorsports Emporium, Inc. and Subsidiary, (Formerly Ten Stix, Inc.) as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorsports Emporium, Inc. and Subsidiary, (Formerly Ten Stix, Inc.) as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
March 25, 2005

                    MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARY
                            (FORMERLY TEN STIX, INC.)
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                                                December 31,
                                                                    2004
                                                                -----------
CURRENT ASSETS

   Cash                                                         $    12,732
   Accounts receivable                                                  955
   Inventory (Note 1)                                               134,416
   Prepaid expenses, net                                              1,067
                                                                -----------
     Total Current Assets                                           149,170
                                                                -----------
FIXED ASSETS, NET (Note 3)                                            8,124
                                                                -----------
OTHER ASSETS

   Deposits                                                             295
   Intangible assets, net (Note 4)                                   27,263
                                                                -----------
     Total Other Assets                                              27,558
                                                                -----------
       TOTAL ASSETS                                             $   184,852
                                                                ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARY
                            (FORMERLY TEN STIX, INC.)
                     Consolidated Balance Sheet (Continued)

                  LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                December 31,
                                                                    2004
                                                                -----------
CURRENT LIABILITIES

   Accounts payable and accrued expenses                        $   367,291
   Notes payable (Note 6)                                           198,347
   Notes payable - shareholder (Note 6)                             112,518
                                                                -----------
       Total Current Liabilities                                    678,156
                                                                -----------
LONG TERM LIABILITIES

   Notes payable - shareholder (Note 6)                             124,377
                                                                -----------
     Total Long Term Liabilities                                    124,377
                                                                -----------
       Total Liabilities                                            802,533
                                                                -----------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred A stock, $250 par value, 100,000 shares
     authorized; 96 shares issued and outstanding                    24,000
   Preferred B stock, $.05 par value, 3,000,000 shares
     authorized; 2,500,000 issued and outstanding                   125,000
   Common stock; $.001 par value, 500,000,000 shares
     authorized, 135,956,000  issued and outstanding                135,956
   Additional paid-in capital                                     2,281,364
   Deferred expenses paid with common stock, net                    (19,520)
   Accumulated deficit                                           (3,164,481)
                                                                -----------
       Total Stockholders' Equity (Deficit)                        (617,681)
                                                                -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $   184,852
                                                                ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARY
                            (FORMERLY TEN STIX, INC.)
                      Consolidated Statements of Operations


                                                                         For the Years Ended
                                                                             December 31,
                                                                ---------------------------------------
                                                                      2004                    2003
                                                                ---------------         ---------------
REVENUES

   Retail Sales                                                 $        22,168         $             -
                                                                ---------------         ---------------
     Total Revenue                                                       22,168                       -
                                                                ---------------         ---------------
EXPENSES

   Cost of sales                                                         10,612                       -
   Selling, general and administrative                                  342,316                       -
   Depreciation and amortization                                            917                       -
                                                                ---------------         ---------------
     Total Expenses                                                     353,845                       -
                                                                ---------------         ---------------
OPERATING LOSS                                                         (331,677)                      -
                                                                ---------------         ---------------
OTHER INCOME (EXPENSE)

   Interest expense                                                     (31,198)                      -
   Other income                                                             991                       -
   Rapid Funding settlement expense                                    (200,000)                      -
                                                                ---------------         ---------------
     Net Other Income (Expense)                                        (230,207)                      -
                                                                ---------------         ---------------
LOSS BEFORE DISCONTINUED OPERATIONS                                    (561,884)                      -
                                                                ---------------         ---------------
LOSS FROM DISCONTINUED OPERATIONS

   Loss from discounted operations (Note 5 )                         (1,129,225)               (576,982)
                                                                ---------------         ---------------
     Total Loss From Discontinued Operations                         (1,129,225)               (576,982)
                                                                ---------------         ---------------
NET LOSS                                                        $    (1,691,109)        $      (576,982)
                                                                ===============         ===============
LOSS PER SHARE

   CONTINUING OPERATIONS                                        $         (0.01)        $         (0.00)
   DISCONTINUTED OPERATIONS                                     $         (0.02)        $         (0.03)
                                                                ---------------         ---------------
NET LOSS PER SHARE                                              $         (0.03)        $         (0.03)
                                                                ===============         ===============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING, BASIC AND DILUTED                              59,114,712              21,892,112
                                                                ===============         ===============

The accompanying notes are an integral part of these consolidated financial statements.

                    MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARY
                            (FORMERLY TEN STIX, INC.)
            Consolidated Statements of Stockholders' Equity (Deficit)

                       Preferred           Preferred              Common
                        A Stock             B Stock                Stock         Additional                               Total
                   ----------------  ------------------    ---------------------  Paid-In    Deferred   Accumulated   Stockholders'
                   Shares    Amount     Shares   Amount    Shares      Amount     Capital    Expenses     Deficit    Equity(Deficit)
                   ------   -------  --------- --------   -----------   -------- ----------  --------   -----------   -----------
Balance
December 31, 2002      96   $24,000          -   $    -    18,170,688  $  18,171 $  950,866  $      -   $  (881,390)  $   111,647

Sale of common
stock for cash          -         -          -        -       952,540        952    146,210         -             -       147,162

Stock issued for
services                -         -          -        -     1,895,000      1,895     89,955         -             -        91,850

Net loss for the
year ended
December 31, 2003       -         -          -        -             -          -          -         -      (576,982)     (576,982)

Balance
December 31, 2003      96    24,000          -        -    21,018,228     21,018  1,187,031         -    (1,458,372)     (226,323)
                   ------   -------  --------- --------   -----------   -------- ----------  --------   -----------   -----------
Sale of stock
for cash                -         -          -        -    15,337,500     15,338     77,288         -             -        92,626

Stock issued
for services            -         -          -        -   120,662,500    120,662    655,494         -             -       776,156

Stock issued
for debt                -         -          -        -     5,000,000      5,000     11,150         -             -        16,150

Stock issue
for assets              -         -          -        -     4,900,000      4,900     20,580         -             -        25,480

Preferred stock
beneficial conversion
 feature                -         -          -        -             -          -     15,000         -       (15,000)            -

Preferred stock
issued for
 conversion of
note payable            -         -  2,500,000  125,000             -          -   (110,000)        -             -        15,000

Recognition of
beneficial conversion
 feature on
convertible notes       -         -          -        -             -          -     67,600         -             -        67,600

Cancellation of
shares Rapid
Funding Settlement      -         -          -        -   (36,962,100)   (36,962)    36,962         -             -             -

Gain on disposition
of segment -
 related party          -         -          -        -             -          -    289,659         -             -       289,659

Stock issued for
prepaid advertising
 And promotions         -         -          -        -     6,000,000      6,000     30,600   (36,600)            -             -

Amortization of
expenses prepaid
 with common stock      -         -          -        -             -          -          -    17,080             -        17,080

Net loss for year
ended
 December 31, 2004      -         -          -        -             -          -          -         -    (1,691,109)   (1,691,109)
                   ------   -------  --------- --------   -----------   -------- ----------  --------   -----------   -----------
Balance
December 31, 2004      96   $24,000  2,500,000 $125,000   135,956,128   $135,956 $2,281,364  $(19,520)  $(3,164,481)  $  (617,681)
                   ======   =======  ========= ========   ===========   ======== ==========  ========   ===========   ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                    MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARY
                            (FORMERLY TEN STIX, INC.)
                      Consolidated Statements of Cash Flows

                                                                         For the Years Ended
                                                                             December 31,
                                                                ---------------------------------------
                                                                      2004                    2003
                                                                ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                     $    (1,691,109)        $      (576,982)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization                                       54,839                  59,997
     Amortization of debt discounts                                       6,742                  15,119
     Beneficial Conversion Amortization                                  67,600                       -
     Loss on gaming rights and expiration of options                          -                  91,600
     Gain on sale of equipment                                                -                  (2,948)
     Issuance of common stock for services                              793,236                  91,850
   Changes in assets and liabilities
     (Increase) decrease in inventory                                    12,258                    (751)
     (Increase) decrease in accounts receivable                           2,945                  (3,900)
     (Increase) in other assets                                          (3,145)                      -
     Increase in accounts payable and accrued
       expenses                                                         484,133                 202,548
                                                                ---------------         ---------------
       Net Cash Used by Operating Activities                           (272,501)               (123,467)
                                                                ---------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Spin off of Ten Stix Gaming - cash                                      (261)                      -
   Purchase of equipment                                                      -                  (1,625)
   Proceeds from sale of equipment                                            -                   3,500
                                                                ---------------         ---------------
       Net Cash Flows Provided (Used) by Investing Activities              (261)                  1,875
                                                                ---------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Payments on notes payable                                             (8,346)                (53,527)
   Proceeds from issuance of common stock                                92,626                 147,162
   Loans from stockholders                                              197,600                  25,500
   Payment on loans from stockholders                                         -                  (2,000)
                                                                ---------------         ---------------
       Net Cash Provided by Financing Activities                        281,880                 117,135
                                                                ---------------         ---------------
INCREASE (DECREASE) IN CASH                                               9,118                  (4,457)

CASH, BEGINNING OF PERIOD                                                 3,614                   8,071
                                                                ---------------         ---------------
CASH, END OF PERIOD                                             $        12,732         $         3,614
                                                                ===============         ===============

   The accompanying notes are an integral part of these consolidated financial statements.

                   MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARY
                            (FORMERLY TEN STIX, INC.)
                Consolidated Statements of Cash Flows (Continued)

                                                                                  For the Years Ended
                                                                                      December 31,
                                                                        ---------------------------------------
                                                                              2004                    2003
                                                                        ---------------         ---------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

   Cash paid for interest                                               $         3,190         $         3,190
   Cash paid for income taxes                                           $             -         $             -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Common stock issued for services                                     $       793,236         $        91,850
   Common stock issued for extinguishment of debt-related party         $        16,150         $             -
   Common stock issued for intangible assets                            $        25,480         $             -
   Preferred stock issued for conversion of note payable                $        15,000         $             -
   Gain on disposal of Tex-Stix Gaming                                  $       289,659         $             -
   Common stock issued for prepaid services                             $        36,600         $             -




   The accompanying notes are an integral part of these consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
                            (FORMERLY TEN STIX, INC.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 1 -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.   Business

          Motorsports Emporium, Inc. (formerly Ten Stix, Inc.) ("The Company") was incorporated on January 10, 1996 under the laws of the State of Colorado. During 2004, the Company changed its name and stock-trading symbol to Motorsports Emporium, Inc. and MSEP, respectively. On February 6, 2004, Ten Stix Gaming, Inc., a wholly owned subsidiary of the Company was formed. On November 10, 2004, the Company formed Scottsdale Diecast, Inc., a wholly owned subsidiary. The Company divested its efforts to market and develop unique card and other gaming products for the gaming industry by spinning off Ten Stix Gaming, Inc. (See Note 5)

          During 2004, and through its wholly-owned subsidiary, Scottsdale Diecast, Inc., the Company purchased certain assets from Scalecars Ltd. In exchange for the website www.scalecars.com, inventory items, customer lists, and furniture and fixtures at its retail location in Scottsdale, Arizona, the Company issued 4,900,000 shares of common stock and entered into a note payable for approximately $166,920. As a result of this purchase, the Company is now devoted to selling die cast scale cars and motor sports accessories.

          b.   Concentrations of Credit Risk

          The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits.

          c.   Reclassification

          Certain amounts reported in the Company's financial statements for the period ended December 31, 2003 have been reclassified to conform to the current period presentations.

          d.   Cash and Cash Equivalents

          Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

          e.   Prepaid Expenses

          Prepaid expenses consist of prepaid advertising and promotion expenses. These expenses are being amortized over the 90 day life of the contract.

                           MOTORSPORTS EMPORIUM, INC.
                            (FORMERLY TEN STIX, INC.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          f.   Inventory

          Inventory is valued at the lower of cost or market and consists of replacement and repair parts. At December 31, 2004, the inventory was made up of die cast scale cars and motor sports accessories.

          g.   Equipment

          As a result of the spin off of the Company's wholly owned subsidiary Ten Stix Gaming, Inc., the Company no longer holds any of the equipment it held at December 31, 2003. Depreciation expense for 2004 was for the portion of the year the Company still retained title the equipment. Total depreciation expense was $44,898 and $49,153 for the years ended December 31, 2004 and 2003, respectively. The costs and accumulated depreciation of assets retired, sold, or otherwise disposed of were eliminated from the accounts and any resulting gain or loss was credited or charged to income, or applied to equity, as appropriate.

          h.   Intangible assets

          Intangible assets consist of a website and costs associated with improving the website. The website is being amortized over a three year life.

          i.   Impairment Of Long-Lived Assets

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

          j.   Advertising Expense

          Other than for the recognition of prepaid advertising and promotional expenses as noted above, the Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2004 and 2003 was $4,315 and $6,310, respectively.

                           MOTORSPORTS EMPORIUM, INC.
                            (FORMERLY TEN STIX, INC.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          k.   Revenue Recognition

          Revenues derived from retail sales are recognized when shipped and title has passed to the customer. The Company's sales are executed at its retail location, through its website, and at certain motor sports events.

          l.   Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

          Net deferred tax assets consist of the following components as of December 31, 2004 and 2003.

                                                     2004                    2003
                                                -------------           -------------
                Deferred tax assets:
                 NOL Carryover                  $    (640,138)           $    270,350

                Deferred tax liabilities:
                 Depreciation                               -                 (21,150)

                Valuation allowance                   640,138                (249,200)
                                                -------------           -------------
                Net deferred tax asset          $           -           $           -
                                                =============           =============

                           MOTORSPORTS EMPORIUM, INC.
                            (FORMERLY TEN STIX, INC.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          m.   Income Taxes (Continued)

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

                                                             2004                    2003
                                                        -------------           -------------
                Book income                             $    (659,530)          $    (225,020)
                Stock for services/options expense            302,700                  43,425
                Settlement                                      5,850                       -
                Beneficial conversion                          26,364                       -
                Other                                             247                     562
                Valuation allowance                           324,369                 181,033
                                                        -------------           -------------
                                                        $           -           $           -
                                                        =============           =============


          At December 31, 2004, the Company had net operating loss carryforwards of approximately $1,600,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

                           MOTORSPORTS EMPORIUM, INC.
                            (FORMERLY TEN STIX, INC.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

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

          During 2004, there were 65,337,500 options issued to employees. All of these options were immediately exercised. There were no employee options outstanding at December 31, 2004.

          q.   Recently Issued Accounting Pronouncements

          During the year ended December 31, 2004, the Company adopted the following accounting pronouncements:

          SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

          SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No.150 did not have a material effect on the financial statements of the Company.

                           MOTORSPORTS EMPORIUM, INC.
                            (Formerly Ten Stix, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          q.   Recently Issued Accounting Pronouncements (Continued)

          SFAS No. 151 -- In November 2004, the FASB issued SFAS No. 151 (SFAS
          151), "Inventory Costs". SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the company as it does not have inventory.

          SFAS No. 153 -- In December 2004, the FASB issued SFAS No. 153 (SFAS
          153) "Exchange of Non-monetary assets". This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial position or results of operations.

          FASB Interpretation No. 46(R) -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

                           MOTORSPORTS EMPORIUM, INC.
                            (Formerly Ten Stix, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 2 -  GOING CONCERN

          The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. The Company has incurred net losses from operations since inception and has an accumulated deficit of $3,164,481 and a working capital deficit of $528,986 as of December 31, 2004.

          The Company has developed a strategic expansion plan for 2005. Entering motor sports events, upgrading its website, increased advertising, and obtaining licensing agreements with professional race drivers are all a part of this strategic plan. Management believes that through its strategic plan, minimal amounts of cash outlay will produce substantial growth.

          Although the Company has obtained short-term loans, in the absence of long-term financial support, there can be no assurance that additional financing can be obtained from conventional sources.

NOTE 3 -  EQUIPMENT

          Equipment consists of the following:
                                                                 December 31,
                                                                     2004
                                                                -------------
                Furniture, fixtures and equipment               $       8,124
                                                                -------------
                Total Equipment                                         8,124
                                                                -------------
                Less accumulated depreciation                               -
                                                                -------------
                Net Equipment                                   $       8,124
                                                                =============

          Depreciation expense for continuing operations for the years ended December 31, 2004 and 2003 was $0 and $0, respectively.

                           MOTORSPORTS EMPORIUM, INC.
                            (Formerly Ten Stix, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 4 -  INTANGIBLE ASSETS

          Intangible assets consists of the following:
                                                                 December 31,
                                                                     2004
                                                                -------------
                Prepaid Expenses                                $      28,180
                                                                -------------
                Less accumulated amortization                            (917)
                                                                -------------
                                                                $      27,263
                                                                =============

          Amortization expense from continuing operations for year ended December 31, 2004 was $917.

          As a part of the purchase of Scalecars.com, the company issued 4,900,000 shares of common stock, with a market value of $25,480. The value of these shares was attributed to the website obtained by the Company. Capital expenditures have increased the value of this website. Both the website and the improvements to it are being amortized over a three year life.

NOTE 5 -  DISCONTINUED OPERATIONS

          On December 20, 2004, the Company, Motorsports Emporium, Inc. (formerly Ten Stix, Inc.) entered into an Assignment Agreement and General Release with Thomas A. Sawyer, Tony Cranford and Ten Stix Gaming, Inc., a wholly-owned subsidiary of the Company.

          Pursuant to the terms of the Assignment Agreement and General Release, in consideration of the assignment of 100% of the issued and outstanding common stock of Ten Stix Gaming, Inc., by the Company to Messrs. Sawyer and Cranford, with the exception of the provision of the Management Severance Agreement which provides for the execution of Consulting Agreements with Mr. Sawyer and Mr. Cranford, under which Mr. Sawyer and Mr. Cranford shall receive an aggregate of $60,000 for consulting services which shall survive this agreement and remain in full force, Ten Stix Gaming, Inc., Mr. Sawyer and Mr. Cranford, released the Company, its assigns, officers, directors, attorneys, agents, consultants, representatives, principals, predecessors and successors in interest, from any and all claims, demands, obligations pursuant to any agreement, liabilities, or causes of action of any nature whatsoever that Ten Stix Gaming, Inc., Mr. Sawyer and Mr. Cranford may now have or hereinafter acquire against the Company, including without limitation the payment of any deferred and unpaid accrued salaries, compensation, loans to and on behalf of the Company, reimbursement and/or any other claims.

                           MOTORSPORTS EMPORIUM, INC.
                            (Formerly Ten Stix, Inc.)
                 Notes to the Consolidated Financial Statements
                                December 31, 2004

NOTE 5 -  DISCONTINUED OPERATIONS (Continued)

          With the disposition of all the common stock of Ten Stix Gaming, Inc., the Company has completely divested itself of any interest in Ten Stix Gaming, Inc., and the gaming related business. The gain of $289,658 resulted in an increase to additional paid in capital since the assets and liabilities were transferred to related parties.

          The following is a summary of the discontinued operations for the years ended December 31, 2004 and 2003:

                                                                         For the Years Ended
                                                                             December 31,
                                                                ---------------------------------------
                                                                      2004                    2003
                                                                ---------------         ---------------
                  REVENUES

                    Net Sales                                   $        90,435         $        94,981
                                                                ---------------         ---------------
                  EXPENSES

                    Total Expenses                                   (1,163,902)               (563,002)
                                                                ---------------         ---------------
                  OPERATING LOSS                                     (1,073,467)               (468,021)
                                                                ---------------         ---------------
                  OTHER INCOME (EXPENSE)

                    Other Income                                              -                   2,948
                    Interest expense                                    (55,758)               (111,909)
                                                                 ---------------         ---------------
                      Net Other Income (Expense)                        (55,758)               (108,961)
                                                                ---------------         ---------------
                  LOSS FROM DISCONTINUED OPERATIONS             $    (1,129,225)        $      (576,982)
                                                                ===============         ===============


NOTE 6 -  NOTES PAYABLE

          1)   Note payable to services provider bearing
               interest at zero (0)% per annum, requiring
               monthly payments of $2,783, unsecured                   $  8,347

          2)   Notes payable to individual, bearing interest
               at 12% per annum, due on demand, unsecured
               convertible into Series B preferred stock at
               $0.05 per share, beneficial conversion feature
               of $7,262 recognized immediately                           7,600
                                                                       --------
                        Subtotal                                       $ 15,947
                                                                       --------
                                      F-18

                           MOTORSPORTS EMPORIUM, INC.
                            (Formerly Ten Stix, Inc.)
                 Notes to the Consolidated Financial Statements
                                December 31, 2004

NOTE 6 -  NOTES PAYABLE (Continued)

                        Balance forward                                $ 15,947

          3)   Note payable to individual, bearing interest
               at 20% per annum, due on demand, unsecured                 5,000

          4)   Note payable to equity capital, bearing
               interest at 8% per annum, due June 30, 2005,
               unsecured, convertible into shares of common
               stock at a 20% discount. Beneficial conversion
               feature of $46,250 recognized immediately                185,000

          5)   Note payable to individual, bearing interest
               at zero (0)%, due on demand, unsecured                    14,500

          6)   Note payable to Damascus Group, LLC, bearing
               interest at zero (0)%, due on demand, unsecured           62,000

          7)   Note payable to shareholder, due February 16, 2006,
               interest imputed at 8.00% per annum, for payments
               of $7,500 due quarterly and the balance due on the
               due date, unsecured, net of discount of $14,125          152,795
                                                                       --------
                                                                        435,242

                        Less current portion                           (310,865)
                                                                       --------
                        Long term portion                              $124,377
                                                                       ========
          Future maturities of long term debt are as follows:

                           Year Ended
                          December 31,
                         ------------
                             2005                                      $310,865
                             2006                                       124,397
                                                                      ---------
                                                                       $435,242
                                                                      =========
          Notes 2, 5, 6 and 7 are considered to be due to shareholders.

                           MOTORSPORTS EMPORIUM, INC.
                            (Formerly Ten Stix, Inc.)
                 Notes to the Consolidated Financial Statements
                                December 31, 2004

NOTE 7 -  STOCKHOLDERS' EQUITY

          Preferred Stock
          ---------------

          Each share of Preferred A Series stock may be converted into 200 shares of common stock. No dividend has been designated to preferred shares. During 2004, the par value of the Preferred Series A was changed from $0.01 per share to $250 per share.

          During 2004 the Company established Preferred Series B stock. The holders of Series B Preferred Stock shall be entitled to receive cumulative dividends at the rate of ten percent (10%) per annum on the face value ($.05 per share). All dividends when paid shall be payable in cash unless any holder of the Series B Preferred Stock elects to have the dividends paid in shares of the Series B Preferred Stock. Each share of Preferred Series B Stock can be converted into common stock. The rate at which they can be converted is determined by dividing the face value plus the amount of any accrued but unpaid fees thereon by $0.0005. No dividends had been declared by the Company at December 31, 2004.

NOTE 8 -  RELATED PARTY TRANSACTIONS

          The Company obtained loans from stockholders in the amounts of approximately $7,600 and $5,500 during 2004 and 2003, respectively. The notes entered into during 2004 are interest bearing and two of them may be converted into Preferred Series B Stock at a conversion rate of $0.05 per share. The Company recognized beneficial conversion feature of $7,262 associated with these loans.

          At December 31, 2004, the Company has accrued approximately $159,000 due to related parties including the Company's Chief Executive Officer. This balance has been accrued for consulting services provided by to the Company. The amount due to the Chief Executive Officer relates to services he provided prior to becoming Chief Executive Officer.

NOTE 9 -  COMMITEMENTS AND CONTINGENCIES

          Consulting Agreement
          --------------------

          During August 2004, the Company entered into a consulting agreement with one of its shareholders. The consulting agreement calls for payments of $10,000 per month and is valid through July 2005.

                           MOTORSPORTS EMPORIUM, INC.
                            (Formerly Ten Stix, Inc.)
                 Notes to the Consolidated Financial Statements
                                December 31, 2004

NOTE 9 -  COMMITEMENTS AND CONTINGENCIES (Continued)

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

          As of September 30, 2004, the Company has complied with all aspects of the stipulation. During July 2004, the Company paid the settlement amount of $200,000. The Company recorded a loss of $200,000 and received 36,962,100 shares back.

NOTE 10 - STOCK OPTIONS

          A summary of the status of the Company's outstanding stock options as of December 31, 2004 and December 31, 2003 and changes during the periods then ended is presented below:

                                                   September 30, 2004              December 31, 2003
                                                -------------------------       -------------------------
                                                Average                         Average
                                                Shares         Price            Shares         Price
                                                ----------     ----------       ----------     ----------
                Outstanding, beginning of
                 year                                    -     $        -                -     $        -
                Granted                         65,337,500           0.01                -              -
                Expired/Cancelled                        -              -                -              -
                Exercised                      (65,337,500)          0.01                -              -

                Outstanding end of period                -     $        -                -     $        -

                Exercisable                              -     $        -                -     $        -

                           MOTORSPORTS EMPORIUM, INC.
                            (Formerly Ten Stix, Inc.)
                 Notes to the Consolidated Financial Statements
                                December 31, 2004

NOTE 11 - SUBSEQUENT EVENTS

          Subsequent to December 31, 2004, the Company issued 6,100,000 shares of common stock for services rendered.

          During January 2005, the Company issued 16,000,000 options to employees as governed by the Employee Stock Incentive Plan No. 3.

          During February 2005, the Company issued 10,500,000 options to employees as governed by the Employee Stock Incentive Plan No. 3.

          In consideration for debt owed by the Company to its CEO, the Company issued 4,100,000 shares of restricted stock subsequent to December 31, 2004.

          In connection with its strategic plan, during March 2005 the Company launched a new division called DriversDigs.com. This website is dedicated to selling original equipment worn by participating race drivers.