Form 10QSB
period 2005-03-31
MOTORSPORTS EMPORIUM, INC.
filed 2005-05-13
CIK 1075993

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _______________________

                                   FORM 10-QSB

 _X_ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly period Ended: March 31, 2005; or

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _________ to __________

                         Commission File Number: 0-32323
                             ----------------------

                           MOTORSPORTS EMPORIUM, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                           20-1217659
        -------                                           ----------
(State or other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

                             16055 N. Dial Blvd. #5
                            Scottsdale, Arizona 85260
                            -------------------------
               (Address of principal executive offices) (Zip Code)

                                 (480) 596-4002
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     The number of shares outstanding of the registrant's common stock, $0.001 par value, as of March 31, 2005, was 167,856,128.

     Transitional Small Business Disclosure Format. Yes ___  No _X_

===============================================================================

                            MOTORSPORTS EMPORIUM, INC.
                            (FORMERLY TEN STIX, INC.)
                              Report on Form 10-QSB

                      For the Quarter Ended March 31, 2005

                                      INDEX
                                                                           Page
Part I.  Financial Information

     Item 1. Financial Statements (unaudited).............................. 3

             Balance Sheet................................................. 4

             Statements of Operations...................................... 6

             Statements of Cash Flows...................................... 7

             Notes to the Financial Statemen............................... 8

     Item 2. Management's Discussion and Analysis or Plan of Operation..... 12

     Item 3. Controls and Procedures....................................... 17

Part II. Other Information

     Item 1. Legal Proceedings............................................. 18

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds... 18

     Item 3. Defaults Upon Senior Securities............................... 19

     Item 4. Submission of Matters to a Vote of Security Holders........... 19

     Item 5. Other Information............................................. 19

     Item 6. Exhibits ..................................................... 19

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

     Our unaudited balance sheet as of March 31, 2005 and our audited balance sheet as of December 31, 2004; the related unaudited statements of operations for the three month periods ended March 31, 2005 and 2004, and the unaudited statement of cash flows for the three month periods ended March 31, 2005 and 2004, are attached hereto and incorporated herein by this reference.

                           MOTORSPORTS EMPORIUM, INC.
                            (FORMERLY TEN STIX, INC.)
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                                                         March 31,                     December 31,
                                                                           2005                            2004
                                                                        (Unaudited)
                                                                        ----------                      ----------
CURRENT ASSETS

   Cash                                                                 $   60,062                      $   12,732
   Accounts receivable                                                       3,079                             955
   Inventory                                                               114,947                         134,416
   Prepaid expenses, net                                                         -                           1,067
                                                                        ----------                      ----------
     Total Current Assets                                                  178,088                         149,170
                                                                        ----------                      ----------
FIXED ASSETS, NET                                                           17,473                           8,124
                                                                        ----------                      ----------
OTHER ASSETS

   Deposits                                                                    295                             295
   Intangible assets, net                                                   24,915                          27,263
                                                                        ----------                      ----------
     Total Other Assets                                                     25,210                          27,558
                                                                        ----------                      ----------
     TOTAL ASSETS                                                       $  220,771                      $  184,852
                                                                        ==========                      ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
                            (FORMERLY TEN STIX, INC.)
                           Consolidated Balance Sheets
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
                                                                         March 31,                     December 31,
                                                                           2005                            2004
                                                                        (Unaudited)
                                                                        ----------                      ----------
CURRENT LIABILITIES

   Accounts payable and accrued expenses                                $  257,051                      $  367,291
   Notes payable                                                            35,000                         198,347
   Notes payable - shareholder                                             106,500                         112,518
                                                                        ----------                      ----------
     Total Current Liabilities                                             398,551                         678,156
                                                                        ----------                      ----------
LONG TERM LIABILITIES

   Notes payable - shareholder                                             123,074                         124,377
                                                                        ----------                      ----------
   Total Long Term Liabilities                                             123,074                         124,377
                                                                        ----------                      ----------
   Total Liabilities                                                       521,625                         802,533
                                                                        ----------                      ----------
STOCKHOLDERS' DEFICIT

   Preferred A stock, $250 par value, 100,000 shares authorized;
    96 shares issued and outstanding                                        24,000                          24,000
   Preferred B stock, $.05 par value, 3,000,000 shares authorized;
    2,500,000 issued and outstanding                                       125,000                         125,000
   Common stock; $.001 par value, 500,000,000 shares authorized;
    169,556,128 and 135,956,000 shares issued and
    outstanding, respectively                                              169,556                         135,956
   Additional paid-in capital                                            2,896,066                       2,281,364
   Deferred expenses paid with common stock, net                                 -                         (19,520)
   Stock subscription receivable                                           (31,798)                              -
   Accumulated deficit                                                  (3,483,678)                     (3,164,481)
                                                                        ----------                      ----------
     Total Stockholders' Deficit                                          (300,854)                       (617,681)
                                                                        ----------                      ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  220,771                      $  184,852
                                                                        ==========                      ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
                            (FORMERLY TEN STIX, INC.)
                            Statements of Operations
                                   (Unaudited)

                                                                    For the Three Months Ended
                                                                            March 31,
                                                                ---------------------------------
                                                                   2005                   2004
                                                                ---------               ---------
REVENUES

   Retail sales                                                 $  50,586               $       -
                                                                ---------               ---------
     Total Revenue                                                 50,586                       -
                                                                ---------               ---------
EXPENSES

   Cost of sales                                                   30,076                       -
   Selling, general and administrative                            333,456                       -
   Depreciation                                                       750                       -
   Amortization                                                     3,415                       -
                                                                ---------               ---------
     Total Expenses                                               367,697                       -
                                                                ---------               ---------
OPERATING LOSS                                                   (317,111)                      -
                                                                ---------               ---------
OTHER EXPENSE

   Interest expense                                                (2,086)                      -
                                                                ---------               ---------
     Total Other Expense                                           (2,086)                      -
                                                                ---------               ---------
LOSS BEFORE DISCONTINUED OPERATIONS                              (319,197)                      -
                                                                ---------               ---------
   Loss from discontinued operations                                    -                (210,265)
                                                                ---------               ---------
     Total loss from discontinued operations                            -                (210,265)
                                                                ---------               ---------
NET LOSS                                                        $(319,197)              $(210,265)
                                                                =========               =========
LOSS PER SHARE

   Continuing Operations                                        $   (0.00)              $       -
   Discontinuing Operations                                     $       -               $   (0.01)
                                                                ---------               ---------
NET LOSS PER SHARE                                              $   (0.00)              $   (0.01)
                                                                =========               =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                                141,817,224             22,033,613
                                                                ===========             ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
                            (FORMERLY TEN STIX, INC.)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                    For the Three Months Ended
                                                                            March 31,
                                                                ---------------------------------
                                                                   2005                   2004
                                                                ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                     $(319,197)              $(210,265)
   Adjustments to receivable net loss to net cash
    from operating activities:
     Depreciation and amortization                                  4,164                  14,956
     Amortization of debt discounts                                   179                   3,780
     Amortization of expenses prepid with common stock             19,520                       -
     Purchase options expired                                           -                       -
     Common stock issued for services                                   -                 108,000
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                    (2,124)                  3,900
     (Increase) decrease in inventory                              19,469                       -
     Increase (decrease) in accounts payable and
      accrued expenses                                            (18,388)                 60,231
                                                                ---------               ---------
       Net Cash Used by Operating Activities                     (296,377)                (19,398)
                                                                ---------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES

   (Increase) decrease in fixed assets                            (10,100)                  3,432
                                                                ---------               ---------
       Net Cash Provided (Used) by Investing Activities           (10,100)                  3,432
                                                                ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES

   Cash overdraft                                                       -                   7,352
    Proceeds from notes payable                                         -                   5,000
   Payments on notes payable                                     (170,847)                      -
   Proceeds from issuance of common stock                         524,654                       -
                                                                ---------               ---------
       Net Cash Provided by Financing Activities                  353,807                  12,352
                                                                ---------               ---------
INCREASE (DECREASE) IN CASH                                        47,330                  (3,614)

CASH AT BEGINNING OF PERIOD                                        12,732                   3,614
                                                                ---------               ---------
CASH AT END OF PERIOD                                           $  60,062               $       -
                                                                =========               =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest paid                                                $   2,086               $       -
   Income tax paid                                              $       -               $       -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

   Common stock issued for services                             $       -               $ 108,000

       The accompanying notes are an integral part of these consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
                            (FORMERLY TEN STIX, INC.)
                        Notes to the Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - MATERIAL EVENTS

Common Stock
------------

     During the first quarter of 2005, the Company issued 31,900,000 shares of common stock for stock options exercised and reduction of debt valued at various times recorded at market prices, or $616,504.

NOTE 3 - GOING CONCERN

     The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. The Company has incurred net losses from operations since inception and has an accumulated deficit of $3,483,678 and a working capital deficit of $220,463 as of March 31, 2005.

     The Company's has developed a strategic expansion plan for 2005 that targets motor sports enthusiasts who participate in die cast collectables, automobile restoration, high-performance accessories, motor sports-related collectibles, automobile and racing art, driver's apparel, race venues and product licensing. The Company is currently increasing its advertising by obataining licensing agreements with professional race drivers as part of this strategic plan. During March 2005, the Company launched a new division called DriversDigs.com. This website is dedicated to selling original equipment (i.e. racing suits, helmets, gloves, shoes, etc.) worn by participating race drivers. During April 2005, the Company launched a new division called PitStopStudios.com. This website is dedicated to selling automotive

                           MOTORSPORTS EMPORIUM, INC.
                            (FORMERLY TEN STIX, INC.)
                        Notes to the Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE 3 - GOING CONCERN (Continued)

artwork both signed and unsigned by drivers and artists. Minimal amounts of cash were used to incorporate the new divisions to the Company and management believes these new changes and its strategic plan will contribute to the Company's overall growth.

     Although the Company has obtained short-term loans, in the absence of long-term financial support, there can be no assurance that additional financing can be obtained from conventional sources.

NOTE 4 - DISCONTINUED OPERATIONS

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

                           MOTORSPORTS EMPORIUM, INC.
                            (FORMERLY TEN STIX, INC.)
                        Notes to the Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE 4 - DISCONTINUED OPERATIONS (continued)

     The following is a summary of the discontinued operations for the three months ended March 31, 2004:

                                                           For the Months Ended
                                                              March 31, 2004
                                                             ----------------
           REVENUES                                            $    26,795
                                                             ----------------
             Net Sales                                              26,795
                                                             ----------------
           EXPENSES                                                230,960
                                                             ----------------
             Total Expenses                                        230,960
                                                             ----------------
           OPERATING LOSS                                         (204,165)
                                                             ----------------
           OTHER INCOME (EXPENSE)

             Other Income                                                -
             Interest expense                                       (6,100)
                                                             ----------------
               Net Other Income (Expense)                           (6,100)
                                                             ----------------
           LOSS FROM DISCONTINUED OPERATIONS                   $  (210,265)
                                                             ================


NOTE 5 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

     Under FASB Statement 123, the Company estimates the fair value of each outstanding stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 101.24%; risk-free interest rate of 3.87% and expected lives of 5.0 for the three months ended March 31, 2005.

     Had compensation cost for the Company's stock options granted to employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $37,409 for the three months ended March 31, 2005. Also under these same provisions, the Company's net loss would have been changed by the pro forma amount indicated below:

                           MOTORSPORTS EMPORIUM, INC.
                            (FORMERLY TEN STIX, INC.)
                        Notes to the Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE 5 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (continued)

                                                               March 31,
                                                                 2005

              Net loss:
                As reported                               $        (319,197)
                Pro forma                                 $        (356,604)


              Basic loss per share:
                As reported                               $           (0.05)
                Pro forma                                 $           (0.05)


NOTE 6 - SUBSEQUENT EVENTS

     During April 2005 the Company issued 200,000 shares of restricted stock to Rhonda Keaveney, an officer and director of the Company, valued at $4,800 for services rendered from October 13, 2004 until March 31, 2005.

     On April 5, 2005 the Company issued 100,000 shares of restricted stock to a shareholder to reduce its debt.

     During April 2005, the Company issued 1,500,000 options to employees as governed by the Employee Stock Incentive Plan No. 3.

     During April 2005, the Company approved a $5,000 per month annual salary plan for an officer and director.

     As of May 5, 2005, Rhonda Keaveney was appointed as COO of the Company. She will not receive an increase from the salary already granted for service as COO.

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

General

     Motorsports Emporium, Inc. (the "Company") formally known as Ten Stix, Inc. changed its name on December 1, 2004 under the laws of the State of Nevada to engage in the fast track motor sports industry targeting enthusiasts participating in die cast collecting, automobile restoration, high-performance accessories, motor sports related collectibles, driver's apparel, race venues and product licensing.

     The Company trades its shares of common stock on the OTC Bulletin Board under the symbol "MSEP."

     The Company's principal executive offices are located at 16055 N. Dial Blvd. Suite 5, Scottsdale, Arizona 85260. Its telephone number is (480) 596-4002 and its facsimile number is (480) 556-0831. More information regarding the Company and its products is available on its website at www.motorsportsemporium.com.

Results of Operation

Three-Month Period Ended March 31, 2005 Compared to Three-Month Period Ended March 31, 2004

     The Company's net loss for the three-month period ended March 31, 2005 was ($319,197) compared to a net loss of approximately ($210,265) for the three-month period ended March 31, 2004 (an increase of $108,932).

     Total revenue for the three-month periods ended March 31, 2005 and 2004 were $50,586 and $26,795, respectively (an increase of $23,791). Total revenue generated during the three-month period ended March 31, 2005 was comprised of retail sales of die cast collectible cars. Total revenue generated during the three month period ended March 31, 2004 was comprised of lease, equipment sales, and royalties income. The increase in revenue during the three-month period ended March 31, 2005 was primarily due to an increase in sales of die cast collectible cars.

     During the three-month period ended March 31, 2005, the Company incurred operating expenses of $367,697 compared to $230,960 of operating expenses incurred during the three-month period ended March 31, 2004 (an increase of $136,737). Operating expenses for the three-month period ended March 31, 2005 primarily consisted of: (i) $333,456 as selling, general and administrative expenses compared to $212,571 in selling, general and administrative expenses incurred during the three-month period ended March 31, 2004; (ii) $750 as depreciation expense compared to $12,245 in depreciation expense incurred during the three-month period ended March 31, 2004; and (iii) $3,414 in amortization expense compared to $2,711 in amortization expense incurred during the three-month period ended March 31, 2004. The Company also incurred $2,086 in interest expense during the three-month period ended March 31, 2005 as compared to $6,100 incurred during the three-month period ended March 31, 2003. The increase in operational expenses during the three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004 was primarily due to an increase in selling, general and administrative expenses resulting from increased spending in advertising to promote the Company and its web sites.

     As discussed above, although the Company generated revenues in the amount of $50,586 during the three-month period ended March 31, 2005, the increase in net loss during such period compared to the three-month period ended March 31, 2004 is attributable primarily to an increase in general and administrative expenses for advertising and promotions. The Company's net loss during the three-month period ended March 31, 2005 is ($319,197) or (0.01) per common share compared to a net loss of approximately ($210,265) or ($0.01) per common share during the three-month period ended March 31, 2004. The weighted average number of common shares outstanding, basic and diluted, was 141,817,224 for the three-month period ended March 31, 2005 compared to 22,033,613 for the three-month period ended March 31, 2004.

     For the three-month period ended March 31, 2005, net cash flows used by operating activities was $296,377 compared to ($15,966) for the three-month period ended March 31, 2004. The increase in net cash flows used by operating activities during the three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004 resulted primarily from (i) an increase in common stock issued for services; (ii) a decrease in accounts payable and accrued expenses of $18,388 during the three-month period ended March 31, 2005 compared to an increase of $60,231 during the three-month period ended March 31, 2004; and (iii) an increase in accounts receivable of $2,124 during the three-month period ended March 31, 2005 compared to a decrease of ($3,900) during the three-month period ended March 31, 2004.

     For the three-month period ended March 31, 2005, net cash flows used by investing activities was $10,100 compared to ($3,432) for the three-month period ended March 31, 2004. The increase in net cash flows used by investing activies during the three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004 resulted from the purchase of additional fixed assets including computers, printers and a copier.

     For the three-month period ended March 31, 2005, net cash flows provided by financing activities was $353,807 compared to $12,352 for the three-month period ended March 31, 2004. The increase during the three-month period ended March 31, 2005 was primarily attributable to an increase in proceeds from the issuance of common stock in the amount of $556,452.

     During the three-month period ended March 31, 2005, the Company generated approximately $50,586 in revenues from the retail sales of die cast collectible cars. Management of the Company believes that the Company will continue to generate such revenues.

     As of March 31, 2005, the Company's current assets were $178,088 and its current liabilities were $398,551, resulting in a working capital deficit of $220,463. As of March 31, 2005, current assets were comprised of (i) $60,062 in cash, (ii) $3,079 in accounts receivable and (iii) $114,947 in inventory.

     As of March 31, 2005, current liabilities were comprised of (i) $35,000 in notes payable; (ii) $106,500 in notes payable to stockholders; and (iii) $257,051 in accounts payable and accrued expenses. As of March 31, 2005, the Company's total liabilities consisted primarily of $398,551 in current liabilities.

     As of March 31, 2005, the Company's total assets were $220,771 and its total liabilities were $521,625. As of March 31, 2005, the Company's total liabilities exceeded its total assets by $300,854. As of March 31, 2005, the Company's total assets consisted primarily of (i) $178,088 in current assets;
(ii) $17,473 in net cost equipment; (iii) $24,915 net cost of intangible assets; and (iv) $295 in security deposits.

     Stockholders' deficit decreased from ($617,681) for fiscal year ended December 31, 2004 to ($300,854) for the three-month period ended March 31, 2005.

Liquidity And Capital Resources

     The Company generated $50,586 in total revenue during the three-month period ended March 31, 2005. The Company issued $548,252 in common stock for services, to reduce debt to shareholders, and to provide advertising and promotional services. Notes payable were reduced by $225,321. The discontinued operations segment of the Company generated $26,795 in total revenue during the three-month period ended March 31, 2004. As such, the Company has only recently generated cash flow to partially fund its operations and activities. As of the date of this Report, management of the Company believes that an estimated $1,000,000 is going to be required over the next fiscal year for payment of expenses associated with the business operations of the Company. The Company's future success and viability is primarily dependent upon its ability to increase current operations and develop new business opportunities. Recent developments have resulted in the Company to change its name from Ten Stix, Inc. to MotorSports Emporium, Inc. the Company will continue marketing, promotion, and sales of the die cast replica car business, while allowing the Company's management to focus its goals, objectives and strategies of the Company into growing the Company into a diverse business entity within the motor sports industry. The Company's plan of operation for the next 12 months is to develop new business ventures, seek the acquisition of assets, property or business that may benefit the Company and its shareholders. Because the Company has minimal capital resources, management anticipates that to achieve any such acquisition, it may be required to issue shares of its stock as consideration for such acquisition. In the event that the Company contacts or is contacted by a private company or other entity, which may be considering a merger with or into the Company, it is possible that the Company would be required to raise additional funds in order to accomplish the transaction. Such transactions would be valuated on a case by case basis. During the next 12 months, the Company's foreseeable cash requirements will relate to continuing the operations of its wholly owned subsidiary and business divisions, maintaining the Company in good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business venture. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the costs. Additionally, the Company may experience a liquidity predicament and be required to raise additional capital. Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management may rise additional capital through future public or private offerings of its stock or through loans from private investors, although there can be no assurance that the Company will be able to obtain such financing. The Company's failure to do so would have a material and adverse affect upon the Company and its shareholders. The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should the Company be unable to continue in operations.

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

Material Commitments

     A significant and estimated material commitment for the Company for fiscal year 2005 is the amount of $70,372 due and owing certain shareholders of the Company.

     On April 8, 2004, the Company, Tony Cranford ("Cranford") and Thomas Sawyer ("Sawyer"), former Directors and Officers of the Company entered into a Stipulation with Rapid Funding, LLC ("Rapid Funding") wherein Rapid Funding (i) acquired ownership of 14,764,600 shares of common stock of the Company including shares previously owned by Cranford and Sawyer, (ii) obtained the right to receive an additional 11,000,000 shares of common stock, which shares have since been issued to Rapid Funding, and (iii) obtained the right to receive additional shares of the Company's stock so that Rapid Funding would own at least 51% of the issued and outstanding shares of the Company. As a result of the Stipulation, Rapid Funding became the beneficial owner of 37,264,600 shares of common stock of the Company and is the majority shareholder of the Company. The Stipulation additionally provided that the Company make monthly installment payments to Rapid Funding of $15,000 per month, commencing July 1,2004 and expiring at such time as a total of $200,000 has been paid to Rapid Funding. Pursuant to the Stipulation, upon receipt of the sum of $200,000 by Rapid Funding all shares of the Company owned and held by Rapid Funding shall be transferred and delivered to the Company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The Company and management are not aware of any legal proceedings, pending claims or assessments that have been threatened against the Company or its properties or that may have a material adverse impact on the Company's financial position or results of operations..

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuance of Unregistered Securities
------------------------------------------

        On January 4, 2005 the Company authorized, and on January 11, 2005, the Company issued 2,000,000 shares of restricted common stock to an existing shareholder for repayment of debt in the amount of $25,000. No underwriters were used. These shares were issued pursuant to the exemption from registration under
Section 4(2) of the Securities Act of 1933.

     On January 13, 2005 and January 20, 2005 the Company authorized, and on January 21, 2005 the Company issued 3,500,000 shares of restricted common stock to David Keaveney, the Company's President and CEO for payment of debt in the amount of $34,500. No underwriters were used. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

     On January 23, 2005 the Company authorized, and on February 4, 2005 the Company issued 2,000,000 shares of restricted common stock to an existing shareholder for repayment of debt in the amount of $25,000. No underwriters were used. These shares were issued pursuant to the exemption from registration under
Section 4(2) of the Securities Act of 1933.

     On February 11, 2005 and February 24, 2005 the Company authorized, and on February 24, 2005 the Company issued 600,000 shares of restricted common stock to David Keaveney, the Company's President and CEO for payment of debt in the amount of $11,800. No underwriters were used. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

     On March 7, 2005 the Company authorized, and on March 8, 2005 the Company issued 1,100,000 shares of restricted common shares to two individuals. 100,000 shares were issued to a consultant for payment of services valued at $6,000 and 1,000,000 shares of restricted common shares to Arie Luyendyk, Jr. for his role in the Company's non-corporate advisory board. No underwriters were used. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

     On March 15, 2005 the Company authorized and issued 1,000,000 shares of restricted common shares to Arie Luyendyk, Sr. for his role in the Company's non-corporate advisory board. No underwriters were used. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

Subsequent Issuance of Unregistered Securities
----------------------------------------------

     Subsequent to the period covered by this report, during April 2005, the Company issued 200,000 shares of restricted stock, valued at $4,800, to Rhonda Keaveney, an officer and director of the Company, for services rendered from October 13, 2004 until March 31, 2005. No underwriters were used. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

     Subsequent to the period covered by this report, on April 5, 2005 the Company issued 100,000 shares of restricted common stock to an existing shareholder for repayment of debt in the amount of $3,000. No underwriters were used. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

Subsequent Issuance of Registered Securities
--------------------------------------------

     During April 2005, the Company authorized and issued 1,500,000 unrestricted shares of common stock to employees pursuant to the terms of that certain MotorSports Emporium, Inc. 2004 Employee Stock Incentive Plan No. 3. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on December 16, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on January 13, 2005.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the shareholders during the quarter ended March 31, 2005.

Item 5. Other Information

Press Release Dated May 5, 2005

     On May 5, 2005, the Company issued a press release announcing the the appointment of Rhonda Keaveney as the company's Chief Operating Officer (COO). A copy of the press release is incorporated herein by reference attached hereto as
Exhibit 99-1.

Item 6 - Exhibits

     Exhibits (numbered in accordance with Item 601 of Regulation S-B)

          3.1     Articles of Incorporation (1)
          3.2     Restated Articles of Incorporation of Registrant (2)
          3.3     Bylaws of Registrant (1)
          31**    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350
          31**    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350
          32**    906 Certification
          99-1**  Press Release dated April 1, 2005
          99-2**  Press Release dated April 1, 2005
          99-3**  Press Release dated April 11, 2005
          99-4**  Press Release dated April 29, 2005
          99-5**  Press Release dated May 5, 2005
         _______________
         (1)      Incorporated by reference to Form 10SB filed February 8, 2001
         (2)      Incorporated by reference to Form 8-K filed October 31, 2003.
         **       Filed Herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MOTORSPORTS EMPORIUM, INC.



Date:  April 13, 2005                     /s/ David Keaveney
                                          _______________________________
                                          David Keaveney
                                          President/Treasurer/
                                          Chief Executive Officer




Date:  April 13, 2005                     /s/ Rhonda Keaveney
                                          _______________________________
                                          Rhonda Keaveney
                                          Secretary/Chief Operations Officer