Form 10QSB
period 2005-06-30
MOTORSPORTS EMPORIUM, INC.
filed 2005-08-09
CIK 1075993

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For Quarterly period Ended: June 30, 2005; or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period _________ to __________

                         Commission File Number: 0-32323

                                   ----------

                           MOTORSPORTS EMPORIUM, INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                                 20-1217659
(State or other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                             16055 N. Dial Blvd. #5
                            Scottsdale, Arizona 85260
                    (Address of principal executive offices)

                                 (480) 596-4002
                (Issuer's telephone number, including area code)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, $0.001 par value, as of July 25, 2005, was 185,456,128.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]
================================================================================

                           MOTORSPORTS EMPORIUM, INC.
                              Report on Form 10-QSB

                       For the Quarter Ended June 30, 2005

                                      INDEX

                                                                            Page
                                                                            ----
Part I. Financial Information

     Item 1. Financial Statements

          Consolidated Balance Sheets
          As of June 30, 2005 (unaudited) and December 31, 2004..............  3

          Unaudited Consolidated Statements of Operations
          For the Three- and Six-Month Periods Ended June 30, 2005
          And June 30, 2004..................................................  4

          Unaudited Consolidated Statements of Cash Flows
          For the Six-Month Periods Ended June 30, 2005 and
          June 30, 2004......................................................  5

          Notes to the Consolidated Financial Statements.....................  6

     Item 2. Management's Discussion and Analysis or Plan of Operation ...... 11

     Item 3. Controls and Procedures ........................................ 17

Part II. Other Information

     Item 1. Legal Proceedings .............................................. 18

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .... 19

     Item 3. Defaults Upon Senior Securities ................................ 20

     Item 4. Submission of Matters to a Vote of Security Holders ............ 20

     Item 5. Other Information .............................................. 20

     Item 6. Exhibits........................................................ 21

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS.

                           MOTORSPORTS EMPORIUM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30,            December 31,
                                                                                2005                  2004
                                                                             -----------           -----------
                                                                             (unaudited)
                              ASSETS

CURRENT ASSETS
  Cash                                                                       $    30,386           $    12,732
  Accounts receivable                                                              8,749                   955
  Inventory                                                                       81,577               134,416
  Other current assets                                                             5,000                 1,067
                                                                             -----------           -----------
      Total current assets                                                       125,712               149,170
                                                                             -----------           -----------
FIXED ASSETS, NET                                                                 17,794                 8,124
                                                                             -----------           -----------
OTHER ASSETS
  Deposits                                                                           295                   295
  Intangible assets, net                                                          22,567                27,263
                                                                             -----------           -----------
      Total other assets                                                          22,862                27,558
                                                                             -----------           -----------
      TOTAL ASSETS                                                           $   166,368           $   184,852
                                                                             ===========           ===========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                      $   234,024           $   367,291
  Notes payable                                                                   35,000               198,347
  Notes payable - shareholder                                                    222,397               112,518
                                                                             -----------           -----------
      Total current liabilities                                                  491,421               678,156
                                                                             -----------           -----------
LONG TERM LIABILITIES
  Notes payable - shareholder                                                         --               124,377
                                                                             -----------           -----------
      Total long term liabilities                                                     --               124,377
                                                                             -----------           -----------
      TOTAL LIABILITIES                                                          491,421               802,533
                                                                             -----------           -----------

STOCKHOLDERS' DEFICIT
  Preferred A stock, $250 par value, 100,000 shares authorized;
   96 shares issued and outstanding                                               24,000                24,000
  Preferred B stock, $.05 par value, 3,000,000 shares authorized;
   2,500,000 shares issued and outstanding                                       125,000               125,000
  Common stock; $.001 par value, 500,000,000 shares authorized;
   181,456,128 and 135,956,128 issued and outstanding, respectively              181,456               135,956
  Additional paid-in capital                                                   3,069,762             2,281,364
  Deferred expenses paid with common stock, net                                       --               (19,520)
  Stock subscription receivable                                                  (31,731)                   --
  Accumulated deficit                                                         (3,693,540)           (3,164,481)
                                                                             -----------           -----------
      Total stockholders' deficit                                               (325,053)             (617,681)
                                                                             -----------           -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $   166,368           $   184,852
                                                                             ===========           ===========

          See accompanying notes to consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended June 30,          Six Months Ended June 30,
                                              ------------------------------      ------------------------------
                                                 2005             2004               2005             2004
                                              ------------     -------------      ------------     -------------
Retail sales                                  $     76,303     $          --      $    126,889     $          --
Cost of sales                                       48,588                --            78,664                --
                                              ------------     -------------      ------------     -------------
Gross profit                                        27,715                --            48,225                --
                                              ------------     -------------      ------------     -------------
Operating expenses:
  Selling, general and administrative              231,010                --           564,466                --
  Depreciation                                         786                --             1,536                --
  Amortization                                       2,348                --             5,763                --
                                              ------------     -------------      ------------     -------------
      Total operating expenses                     234,144                --           571,765                --
                                              ------------     -------------      ------------     -------------
Operating loss                                    (206,429)               --          (523,540)               --
Other income (expense):
  Interest income                                        9                --                 9                --
  Interest expense                                  (3,442)               --            (5,528)               --
                                              ------------     -------------      ------------     -------------
      Total other income (expense)                  (3,433)               --            (5,519)               --
                                              ------------     -------------      ------------     -------------

Loss before discontinued operations               (209,862)               --          (529,059)               --
  Loss from discontinued operations                     --          (607,439)               --          (817,704)
                                              ------------     -------------      ------------     -------------
Net loss                                      $   (209,862)    $    (607,439)     $   (529,059)    $    (817,704)
                                              ============     =============      ============     =============
Net loss per common share:
  Basic:
    Loss from continuing operations           $      (0.00)    $          --      $      (0.00)    $          --
    Loss from discontinued operations         $         --     $       (0.01)     $         --     $       (0.02)
    Net loss applicable to common stock       $      (0.00)    $       (0.01)     $      (0.00)    $       (0.02)

  Diluted:
    Loss from continuing operations           $      (0.00)    $          --      $      (0.00)    $          --
    Loss from discontinued operations         $         --     $       (0.01)     $         --     $       (0.02)
    Net loss applicable to common stock       $      (0.00)    $       (0.01)     $      (0.00)    $       (0.02)

Weighted average common shares outstanding:
  Basic                                        175,005,016        45,270,975       166,997,795        33,652,294
                                              ============     =============      ============     =============
  Diluted                                      175,005,016        45,270,975       166,997,795        33,652,294
                                              ============     =============      ============     =============

          See accompanying notes to consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Six Months Ended June 30,
                                                           ---------------------------
                                                              2005              2004
                                                           ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $(529,059)        $(817,704)
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                              7,298            29,912
    Amortization of debt discounts                               179             5,040
    Amortization of expenses paid with common stock           19,520                --
    Common stock issued for services                           6,210           557,128
  Changes in assets and liabilities:
    Accounts receivable                                       (7,794)              (60)
    Inventory                                                 52,839                --
    Prepaid expenses                                          (5,000)               --
    Accounts payable and accrued expenses                    (24,916)          146,566
                                                           ---------         ---------
         Net cash used in operating activities              (480,723)          (79,118)
                                                           ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                  (11,207)               --
                                                           ---------         ---------
         Net cash used in investing activities               (11,207)               --
                                                           ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in resticted cash                                      --           (15,000)
  Proceeds from notes payable                                     --            20,000
  Repayments of notes payable                               (178,024)               --
  Proceeds from issuance of common stock                     655,810                --
  Stock subscription receivable                               31,798                --
                                                           ---------         ---------
         Net cash provided by financing activities           509,584             5,000
                                                           ---------         ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              17,654           (74,118)

CASH AND CASH EQUIVALENTS, beginning of period                12,732             3,614
                                                           ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                   $  30,386         $ (70,504)
                                                           =========         =========

     See accompanying notes to consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - MATERIAL EVENTS

     COMMON STOCK

     During the second quarter of 2005, the Company issued the following shares of common stock:

     *    10,500,000 for exercise of stock options
     *    300,000 for services rendered by employees
     *    1,100,000 for satisfaction of amount owed to vendors

     Such share issuances were recorded at market prices with an aggregate value of $183,855

NOTE 3 - GOING CONCERN

     The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. The Company has incurred net losses from operations since inception and has a stockholders' deficit of $320,053 and a working capital deficit of $365,709 as of June 30, 2005.

     The Company's has developed a strategic expansion plan for 2005 that targets motor sports enthusiasts who participate in die cast collectables, automobile restoration, high-performance accessories, motor sports-related collectibles, automobile and racing art, driver's apparel, race venues and product licensing. The Company is currently increasing its advertising by obtaining licensing agreements with professional race drivers as part of this strategic plan.

                           MOTORSPORTS EMPORIUM, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT)


     During March 2005, the Company launched a new division called DriversDigs.com. This website is dedicated to selling original equipment (i.e. racing suits, helmets, gloves, shoes, etc.) worn by participating race drivers. During April 2005, the Company launched a new division called PitStopStudios.com. This website is dedicated to selling automotive artwork both signed and unsigned by drivers and artists. Minimal amounts of cash were used to incorporate the new divisions to the Company and management believes these new changes and its strategic plan will contribute to the Company's overall growth.

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

                           MOTORSPORTS EMPORIUM, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT)


     The following is a summary of the discontinued operations for the three and six months ended June 30, 2004:

                                             For the Three     For the Six
                                             Months Ended      Months Ended
                                             June 30, 2004     June 30, 2004
                                             -------------     -------------

     Net sales                                 $  32,171         $  58,966
     Total expenses                              636,941           867,901
                                               ---------         ---------

     Operating Loss                             (604,770)         (808,935)
                                               ---------         ---------

     Other income (expense)
       Other income                               (2,669)               --
       Interest expense                               --            (8,769)
                                               ---------         ---------
     Total other income (expense)                 (2,669)           (8,769)
                                               ---------         ---------
     Loss from discontinued operations         $(607,439)        $(817,704)
                                               =========         =========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     At June 30, 2005, future minimum annual lease payments under operating lease agreements are as follows:


             Remainder of 2005         $ 10,000
                          2006               --
                          2007               --
                          2008               --
                          2009               --
                    Thereafter               --
                                       --------
                         Total         $ 10,000
                                       ========

     We currently are involved in a variety of legal matters. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

     X-CLEARING CORPORATION V. MOTORSPORTS EMPORIUM, INC.

     On July 8, 2005, a date subsequent to the period covered by this report, the Company was served with a Complaint in a case captioned "X-Clearing Corporation, f/k/a Global Stock Transfer and Global Securities Transfer vs. Ten Stix, Inc., n/k/a MotorSports Emporium, Inc., Case No. 05-CV-5129" as filed in the District Court for the City and County of Denver, State of Colorado.

                           MOTORSPORTS EMPORIUM, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT)


     X-Clearing Corporation, the Company's former transfer agent, is claiming breach of contract, collection of debts owed, and bad faith and is seeking aggregate damages slightly in excess of $35,000 plus costs and expenses. The Company is currently evaluating the various allegations and gathering documents, consulting former management and seeking all pertinent information concerning the alleged claims. The Company believes that no monies or any outstanding account balances are due and owing to X-Clearing Corporation. Accordingly, the Company intends to vigorously defend the lawsuit.

     DEMAND LETTER FROM A-SQUARED HOLDINGS, INC.

     On July 9, 2005, a date subsequent to the period covered by this report, the Company received a certified demand letter from A-Squared Holdings, Inc., formally Damascus Group, LLC and Robert L. and Jodi K. Stevens. Robert L. and Jodi K. Stevens are the principal officers, owners or consultant to X-Clearing Corporation, the Company's former transfer agent.

     A-Squared Holdings, Inc. claims that MotorSports Emporium, Inc. (f/k/a Ten Stix, Inc.) owes it a $62,000 loan balance plus interest, an additional amount equal to proceeds from interests in the purchase of the Bonus 6 table game by Jodi Stevens, together with interest, court fees, legal fees and other charges. The Company believes that no monies are due and owing as alleged. The Company is currently reviewing its options with regard to these claims, but no litigation has yet been commenced with respect to the amounts allegedly due and owing.

     DEMAND MADE BY FORMER EMPLOYEE

     Subsequent to the period covered by this report, on July 26, 2005, the Company entered into a general release and settlement agreement with a former employee. The former employee demanded payment of salary that he claimed was due to him under a prior agreement. Under the terms of the general release and settlement agreement the Company will make an initial payment of $3,000 with the balance of $10,000 on or before August 15, 2005.

NOTE 6 - COMMON STOCK AND EARNINGS PER SHARE

     The Company's stock options awarded to employees contain a variable exercise price that is dependent upon the market price of the Company's common stock at the date of exercise and, therefore, are accounted for as variable awards. During the three and six months ended June 30, 2005, the Company recognized $27,756 of compensation expense associated with stock options. Under FASB Statement 123, the expense recognition for variable awards is the same under the intrinsic value and the fair value methods. Accordingly, the pro forma disclosures required under FASB Statement 123 are not applicable.

     As of June 30, 2005 the Company had 3,000,000 stock options outstanding. However, the shares associated with these stock options have already been issued and are held in trust by the clearing agent. Such shares are reflected in our total shares outstanding and in the balance of stockholders equity in our consolidated balance sheet, with the estimated proceeds recorded as a stock subscription receivable.

                           MOTORSPORTS EMPORIUM, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT)


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB
     25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R will be effective for periods beginning after June 15, 2005. As the Company's share-based compensation transactions consist of variable awards that are treated the same under the intrinsic method and the fair-value method, the Company does not expect the adoption of SFAS 123R to impact its financial condition or results of operations.

NOTE 8- SUBSEQUENT EVENTS

     On July 1, 2005 the Company entered into a note agreement with a prior attorney to pay for past legal services. The terms of the note include 500,000 shares of restricted stock and a note in the amount of $13,000.00. The note bears no interest and will be paid in 24 equal installments of $541.67 beginning August 1, 2005.

     On July 13, 2005, the Company authorized, and issued 500,000 shares of restricted stock, valued at $3,900, to a former attorney for the Company for past services rendered.

     During July 2005, the Company authorized and issued 3,500,000 unrestricted shares of common stock to employees pursuant to the terms of that certain MotorSports Emporium, Inc. 2004 Employee Stock Incentive Plan No. 3

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six month periods ended June 30, 2005, this "Management's Discussion and Analysis or Plan of Operations" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

CAUTIONARY FORWARD - LOOKING STATEMENT

The following discussion should be read in conjunction with our financial statements and related notes.

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

     -    the volatile and competitive nature of the industry,
     - the uncertainties surrounding the rapidly evolving markets in which we compete,
     -    the uncertainties surrounding technological change of the industry,
     -    our dependence on its intellectual property rights,
     -    the success of marketing efforts by third parties,
     -    the changing demands of customers and
     -    the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

GENERAL

MotorSports Emporium, Inc., formally known as Ten Stix, Inc., changed its name on December 1, 2004 under the laws of the State of Nevada to engage in the motor sports industry targeting enthusiasts participating in die cast collectible cars, automobile restoration, high-performance accessories, motor sports related collectibles, driver's apparel, race venues and product licensing.

We trade our shares of common stock on the OTC Bulletin Board under the symbol "MSEP.OB."

Our principal executive offices are located at 16055 N. Dial Blvd. Suite 5, Scottsdale, Arizona 85260. Our telephone number is (480) 596-4002 and facsimile number is (480) 556-0831. More information regarding us and our products is available on our website at www.motorsportsemporium.com.

EXECUTIVE OVERVIEW

During the first half of 2005, we have transformed our business away from the gaming operations of Ten Stix and began to develop a diverse business entity in the motor sports industry targeting enthusiasts who participate in die cast collectible cars, automobile restoration, high-performance accessories, motor sports-related collectibles, automotive and racing art, driver's apparel, race venues and product licensing. We initiated operations by selling die-cast collectibles in December 2004 under the name ScaleCars.com and have been steadily expanding our product portfolio to include DriversDigs.com where we sell race worn memorabilia from well know professional racing drivers and PitStopStudios.com to sell automotive and race related art work.

We have been incurring selling, general and administrative expenses primarily to develop our existing businesses, improve our current infrastructure to address anticipated growth, and identify and evaluate complementary business development opportunities and marketing. As our business is largely in start-up mode, it is necessary that we expend capital resources to grow our business.

During the second quarter of fiscal 2005, we entered into a letter of intent to develop market and distribute Prospeed GS610 Maximum Performance Brake Fluid, a high quality performance brake fluid.

RESULTS OF OPERATIONS

SIX-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2004

Our net loss for the first six months of 2005 was $529,059 compared to a net loss of $817,704 for the first six months of 2004 (a decrease of $288,645).

Total revenue for the first six months of 2005 and 2004 were $126,889 and $58,966, respectively (an increase of $67,923). Total revenue generated during the first six months of 2005 was comprised of retail sales of die cast collectible cars. Total revenue generated during the first six months of 2004 was comprised of lease, equipment sales, and royalties income. The increase in revenue during the first six months of 2005 was primarily due to an increase in sales of die cast collectible cars and a transition from gaming operations to motor sports endeavors.

During the first six months of 2005, we incurred operating expenses of $571,765 compared to $867,901 of operating expenses incurred during the first six months of 2004 (a decrease of $296,136). Operating expenses for the first six months of 2005 primarily consisted of: (i) $564,466 of selling, general and administrative expenses compared to $833,278 of selling, general and administrative expenses incurred during the first six months of 2004; (ii) $1,536 of depreciation expense compared to $24,490 of depreciation expense incurred during the first six months of 2004; and (iii) $5,763 of amortization expense compared to $5,422 of amortization expense incurred during the first six months of 2004. We also incurred $5,528 of interest expense during the first six months of 2005 as compared to $8,769 incurred during the first six months of 2004. The decrease in operational expenses during the first six months of 2005 compared to the first six months of 2004 was primarily due to a decrease in selling, general and administrative expenses resulting from a reduction in professional and consulting fees as a result of cost containment measures and fundamental business changes implemented by new management, including the transition from gaming to motor sports endeavors.

Our net loss during the first six months of 2005 was $529,059 or $0.00 per common share compared to a net loss of approximately $817,704 or $0.02 per common share during the first six months of 2004. On both a basic and diluted basis, the weighted average number of common shares outstanding was 166,997,795 for the first six months of 2005 compared to 33,652,294 for the first six months of 2004.

THREE-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2004

Our net loss for the second quarter of 2005 was approximately $209,862 compared to a net loss of approximately $607,439 for the second quarter of 2004 (a decrease of $397,577).

Total revenue for the second quarter of 2005 and 2004 was $76,303 and $32,171, respectively (an increase of $44,132). Total revenue generated during the second quarter of 2005 was comprised of sales of die cast collectibles and equipment sales whereas total revenue generated in 2004 was from royalty income. The increase in revenue during the second quarter of 2005 was primarily due to an increase in the sales of die cast collectibles and the transition from gaming to motor sports endeavors.

During the second quarter of 2005, we incurred operating expenses of $234,144 compared to $636,941 of operating expenses incurred during the second quarter of 2004 (a decrease of $402,797). Operating expenses for the second quarter of 2005 primarily consisted of: (i) $231,010 as selling, general and administrative expenses compared to $620,707 as selling, general and administrative expenses incurred during the second quarter of 2004; (ii) $786 of depreciation expenses compared to $12,245 of depreciation expense incurred during the second quarter of 2004; and (iii) $2,348 as amortization expense compared to $2,711 as amortization expense incurred during the second quarter of 2004. We also incurred $3,442 as interest expense during the second quarter of 2005 as compared to $2,669 incurred during the second quarter of 2004. The decrease in operational expenses during the second quarter of 2005 compared to the second quarter of 2004 was primarily due to a reduction in professional and consulting fees as a result of cost containment measures and fundamental business changes implemented by new management, including the transition from gaming to motor sports endeavors.

As discussed above, although we generated revenue in the amount of $76,303 during the second quarter of 2005, the decrease in net loss during such period compared to the second quarter of 2004 is attributable primarily to a decrease in selling, general and administrative expenses. Our net loss during the second quarter of 2005 was ($209,862) or (0.00) per common share compared to a net loss of ($607,439) or (0.01) per common share during the second quarter of 2004. The weighted average of common shares outstanding was 175,005,016 for the second quarter of 2005 compared to 45,270,295 for the second quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

For the first six months of 2005, net cash used by operating activities was $480,723 compared to $79,118 for the first six months of 2004. Although we decreased our net loss substantially during the first six months of 2005 as compared to 2004, the majority of the expenses incurred in the first six months of 2004 were noncash issuance of common stock for services, whereas the 2005 net loss consisted of a larger amount of cash expenditures for selling, general and administrative expenses.

For the first six months of 2005, net cash by investing activities was $11,207 compared to zero for the first six months of 2004 due to the purchase of fixed assets in 2005.

For the first six months of 2005, net cash provided by financing activities was $509,584 compared to $5,000 for the first six months of 2004. The increase during the first six months of 2005 was primarily attributable to the cash inflows from the issuance of common stock in 2005 that were used to finance operating cash flows.

As of June 30, 2005, our current assets were $125,712 and our current liabilities were $491,421 resulting in a working capital deficit of $365,709. The Company also had a stockholders' deficit of $320,053 at June 30, 2005.

We have only recently generated cash flow to partially fund our operations and activities. As we are faced with both a working capital deficit and a stockholders deficit, management believes that an estimated $1,000,000 is going to be required over the next fiscal year for payment of expenses associated with our business operations. Our future success and viability is primarily dependent upon our ability to increase current operations and develop new business opportunities. Recent developments have resulted in the changing of our name from Ten Stix, Inc. to MotorSports Emporium, Inc. We will continue marketing, promoting, and selling its die cast replica cars while allowing our management to focus its goals, objectives and strategies into growing us into a diverse business entity within the motor sports industry. Our plan of operation for the next 12 months is to develop new business ventures, seek the acquisition of assets, property or business that may benefit us and our shareholders. Because we have minimal capital resources, our management anticipates that to achieve any such acquisition, we may be required to issue shares of its stock as consideration for such acquisition. In the event that we contact or are contacted by a private company or other entity, which may be considering a merger with or into our Company, it is possible that we would be required to raise additional funds in order to accomplish the transaction. Such transactions would be evaluated on a case-by-case basis. During the next 12 months, our foreseeable cash requirements will relate to continuing the operations of our wholly owned subsidiary and business divisions, maintaining our good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business venture. Because we have not identified any such venture as of the date of this Report, it is impossible to predict the costs. Additionally, we may experience a liquidity predicament and be required to raise additional capital. Historically, we have relied upon internally generated funds and funds from the sale of shares of stock and loans from our shareholders and private investors to finance our operations and growth. Management may raise additional capital through future public or private offerings of its stock or through loans from private investors, although there can be no assurance that we will be able to obtain such financing. Our failure to do so would have a material and adverse affect upon us and our shareholders. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should we be unable to continue in operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which the we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

MATERIAL COMMITMENTS

A significant and estimated material commitment for us for fiscal year 2005 is the amount of $222,397 due and owing certain shareholders of the Company.

On April 8, 2004, Tony Cranford ("Cranford") and Thomas Sawyer ("Sawyer"), former Directors and Officers of our Company entered into a Stipulation with Rapid Funding, LLC ("Rapid Funding") wherein Rapid Funding (i) acquired ownership of 14,764,600 shares of common stock of our Company including shares previously owned by Cranford and Sawyer, (ii) obtained the right to receive an additional 11,000,000 shares of common stock, which shares have since been issued to Rapid Funding, and (iii) obtained the right to receive additional shares of our stock so that Rapid Funding would own at least 51% of the issued and outstanding shares of our Company. As a result of the Stipulation, Rapid Funding became the beneficial owner of 37,264,600 shares of our common stock and was the majority shareholder in our Company. The Stipulation additionally provided that we make monthly installment payments to Rapid Funding of $15,000 per month, commencing July 1, 2004 and expiring at such time as a total of $200,000 has been paid to Rapid Funding. Pursuant to the Stipulation, upon receipt of the sum of $200,000 by Rapid Funding all shares of our stock owned and held by Rapid Funding shall be transferred and delivered to us.

On June 30, 2004, we executed a Promissory Note in favor of Robert C. Brehm ("Brehm") in the principal amount of $15,000, which was deposited with counsel for our benefit in order to make the initial $15,000 payment due to Rapid Funding on July 1, 2004. Under the terms of the Promissory Note, the principal and interest thereon at the rate of 12% per annum is due and payable on or before August 10, 2004. Additionally, the Promissory Note provides that at the option of Brehm, the unpaid principal and interest thereon shall be paid by the delivery to Brehm of all shares of the common stock of our Company owned by Rapid Funding, when Rapid Funding has been paid in full pursuant to the Stipulation.

On June 30, 2004, Cranford, Sawyer, and Brehm entered into a Management Severance Agreement (the "Severance Agreement"). Under the terms of this

Severance Agreement, Brehm arranged a loan to us in the amount of $185,000 in order for the Company to pay and satisfy the outstanding indebtedness owing to Rapid Funding under the Stipulation. This loan was evidenced by a Convertible Debenture on July 1, 2004, executed in favor of Edify Capital Group, Inc. ("Edify Capital"). These funds were used by us to pay off the balance owing to Rapid Funding under the Stipulation. Under the terms of the Convertible Debenture, we promise to pay the loan in full on or before the first anniversary date of the issuance, with interest from the date of issuance at the rate of 8% per annum, compounded and payable quarterly. Pursuant to the terms of the Convertible Debenture, Edify Capital, at its option at any time, may convert all or part of the unpaid principal balance, plus accrued interest thereon into the common stock of our Company. In the event of a conversion, the number of shares of the common stock to be issued shall be determined by dividing the unpaid principal balance of the Convertible Debenture, plus any accrued interest by 80% of the average of the lowest three closing bid prices in past twenty trading days immediately preceding any such conversion.

The Severance Agreement also provided that following the annual meeting of shareholders and completion of its reincorporation and change of domicile from Colorado to Nevada, we shall authorize 3,000,000 shares of Series B Preferred Stock. Brehm shall be able to exchange the common shares received pursuant to the option available in the Note for 2,500,000 shares of Series B Preferred Stock and Ten Stix, Inc. shall cancel those common shares it receives in this exchange by Brehm.

Pursuant to the terms of the Management Severance Agreement the Company was to form a subsidiary in order transfer all gaming related assets, licenses, and liabilities relating to the gaming business. The former officers and directors of the Company formed, Sawyer and Cranford, respectively had previously formed Ten Stix Gaming, Inc., in February 2004. The Company chose to utilize this entity as the subsidiary to transfer the gaming related assets, licenses and liabilities and issued a total of 400,000 shares of restricted common stock valued at $1,200 (200,000 shares to Tony A. Cranford and 200,000 shares to Thomas E. Sawyer) in consideration for all outstanding shares of Ten Stix Gaming, Inc., thereby making Ten Stix Gaming, Inc., a wholly-owned subsidiary of the Company.

Thereafter, Sawyer and Cranford were made the officers and directors of Ten Stix Gaming, Inc., and the Company transferred 80% of the common stock of Ten Stix Gaming, Inc., to Sawyer and Cranford in consideration of their forgiveness of all unpaid accrued payroll due and owing by the Company to Sawyer and Cranford, thereby divesting the Company of all interest in Ten Stix Gaming, Inc., and the gaming related business. Concurrently with the formation of Ten Stix Gaming, Inc., the Company entered into Consulting Agreements with Sawyer and Cranford, under which they received an aggregate of $60,000 for their services regarding the transition of operations, and Ten Stix, Inc., received an $40,000 for transitional and spin-off related costs. Following the completion of these events, Sawyer resigned as the President and CEO of the Company, and the Board of Directors of the Company appointed one additional director as designated by Brehm to join the existing members of the Board of Directors of the Company.

On August 23, 2004, Brehm notified us of his election to convert the Note to common stock pursuant to the terms of the Note and the Management Severance Agreement and then convert the common stock pursuant to the Management Severance Agreement to 2,500,000 shares of Series B Preferred Stock. As a matter of administrative and cost efficiency, we amended the Note and Management

Severance Agreement to reflect that the Note is convertible directly into 2,500,000 shares of Series B Preferred Stock.

Accordingly, on August 26, 2004, we issued 2,500,000 shares of Series B Preferred Stock to Intercontinental Assets Corp., a Nevada corporation, in full satisfaction of and pursuant to the terms of certain $15,000 promissory note dated June 30, 2004, and amended as of August 26, 2004 and that certain Management Severance Agreement dated June 30, 2004, and amended August 26, 2004. Accordingly, Intercontinental Assets Corp., the holder of 2,500,000 shares of Series B Preferred Stock has the right pursuant to Section 2(a) of the Certificate of Designation, to vote 250,000,000 shares of common stock, effectively giving Intercontinental Assets Corp voting control of the Company.

FUTURE COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments nor does management anticipate any further material commitments within the next twelve months.

FORWARD-LOOKING STATEMENTS

The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-QSB, contains forward-looking statements that reflect our current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. We remind shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, our ability to identify, produce and complete film projects that are successful in the marketplace, to arrange financing, distribution and promotion for these projects on favorable terms in various markets and to attract and retain qualified personnel.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We currently are involved in a variety of legal matters. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

X-CLEARING CORPORATION V. MOTORSPORTS EMPORIUM, INC.

On July 8, 2005, a date subsequent to the period covered by this report, the Company was served with a Complaint in a case captioned "X-Clearing Corporation, f/k/a Global Stock Transfer and Global Securities Transfer vs. Ten Stix, Inc., n/k/a MotorSports Emporium, Inc., Case No. 05-CV-5129" as filed in the District Court for the City and County of Denver, State of Colorado.

X-Clearing Corporation, the Company's former transfer agent, is claiming breach of contract, collection of debts owed, and bad faith and is seeking aggregate damages slightly in excess of $35,000 plus costs and expenses. The Company is currently evaluating the various allegations and gathering documents, consulting former management and seeking all pertinent information concerning the alleged claims. The Company believes that no monies or any outstanding account balances are due and owing to X-Clearing Corporation. Accordingly, the Company intends to vigorously defend the lawsuit.

DEMAND LETTER FROM A-SQUARED HOLDINGS, INC.

On July 9, 2005, a date subsequent to the period covered by this report, the Company received a certified demand letter from A-Squared Holdings, Inc., formally Damascus Group, LLC and Robert L. and Jodi K. Stevens. Robert L. and Jodi K. Stevens are the principal officers, owners or consultant to X-Clearing Corporation, the Company's former transfer agent.

A-Squared Holdings, Inc. claims that MotorSports Emporium, Inc. (f/k/a Ten Stix, Inc.) owes it a $62,000 loan balance plus interest, an additional amount equal to proceeds from interests in the purchase of the Bonus 6 table game by Jodi Stevens, together with interest, court fees, legal fees and other charges. The Company believes that no monies are due and owing as alleged. The Company is currently reviewing its options with regard to these claims, but no litigation has yet been commenced with respect to the amounts allegedly due and owing.

DEMAND MADE BY FORMER EMPLOYEE

Subsequent to the period covered by this report, on July 26, 2005, the Company entered into a general release and settlement agreement with a former employee. The former employee demanded payment of salary that he claimed was due to him under a prior agreement. Under the terms of the general release and settlement agreement the Company will make an initial payment of $3,000 with the balance of $10,000 on or before August 15, 2005.

The Company is not aware of any pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUANCE OF UNREGISTERED SECURITIES

On April 4, 2005, the Company authorized and issued 200,000 shares of restricted stock, valued at $4,800, to Rhonda Keaveney, an officer and director of the Company, for services rendered from October 13, 2004 until March 31, 2005. No underwriters were used. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

On April 5, 2005 the Company authorized and issued 100,000 shares of restricted common stock to an existing shareholder for repayment of debt in the amount of $3,000. No underwriters were used. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

On June 13, 2005 the Company authorized and on June 20, 2005 the Company issued 1,000,000 shares of restricted common stock to an existing shareholder for repayment of debt in the amount of $13,500. No underwriters were used. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

On June 29, 2005, the Company authorized and issued 100,000 shares of restricted common stock to an employee for services rendered from May to June 2005 in the amount of $1,400. No underwriters were used. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

ISSUANCE OF REGISTERED SECURITIES

During the quarter ended June 30, 2005, the Company authorized and issued 10,500,000 unrestricted shares of common stock to employees pursuant to the terms of that certain MotorSports Emporium, Inc. 2004 Employee Stock Incentive Plan No. 3. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on December 16, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to
Section 44-1891 of the Securities Act of Arizona that was granted on January 13, 2005.

SUBSEQUENT ISSUANCE OF UNREGISTERED SECURITIES

On July 13, 2005, the Company authorized, and issued 500,000 shares of restricted stock, valued at $3,900, to a former attorney for the Company for past services rendered. No underwriters were used. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

SUBSEQUENT ISSUANCE OF REGISTERED SECURITIES

During July 2005, the Company authorized and issued 3,500,000 unrestricted shares of common stock to employees pursuant to the terms of that certain MotorSports Emporium, Inc. 2004 Employee Stock Incentive Plan No. 3. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on December 16, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on January 13, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the shareholders during the quarter ended June 30, 2005.

ITEM 5. OTHER INFORMATION.

On April 1, 2005 the Company filed its 2004 Form 10-KSB.

On April 29, 2005 the Company issued a press release in reference to ScaleCars getting a new web site.

On May 5, 2005 the Company issued a press release announcing Rhonda Keaveney being appointed as COO. Over the years Rhonda has functioned as Compliance Officer, Office Administrator and Registered Representative for NASD firms where she held Series 7, 63 and 24 licenses. Rhonda held the position of Director of Operations and Managing Member for a private investment partnership. Rhonda has a strong background in case management, office administration and the securities and insurance industries. Rhonda attended Arizona State University where she studied Psychology and Business and is currently working towards her Master Certificate in Applied Project Management from Villanova University. Rhonda is the wife of David Keaveney, the President and CEO of the Company.

On May 13, 2005 the Company filed its 1st Quarter 2005 Form 10-QSB.

On May 13, 2005 the Company released a press release announcing its 1st quarter results.

On May 26, 2005 the Company issued a press release stating that MSEP is being represented at the Indy 500.

On May 31, 2005 the Company issued a press release congratulating Herta and Weldon on their results at the Indy 500.

On June 23, 2005 the Company issued a press release regarding a letter of intent to enter into a business arrangement with Michael Wachholz.

On June 27, 2005 the Company shipped Andretti Racing 3 cases of product.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-B)

     3.1       Articles of Incorporation (1)
     3.2       Restated Articles of Incorporation of Registrant (2)
     3.3       Bylaws of Registrant (1)
     31.1 **   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350
     31.2 **   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350
     32 **     906 Certification

----------
(1)  Incorporated by reference to Form 10SB filed February 8, 2001
(2)  Incorporated by reference to Form 8-K filed October 31, 2003.
**   Filed Herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MOTORSPORTS EMPORIUM, INC.



Date: August 9, 2005                 /s/ David Keaveney
     ----------------                -------------------------------------------
                                     David Keaveney
                                     President/Treasurer/Chief Executive Officer



Date: August 9, 2005                 /s/ David Keaveney
     ----------------                -------------------------------------------
                                     David Keaveney
                                     Vice President