Form 10QSB
period 2005-09-30
MOTORSPORTS EMPORIUM, INC.
filed 2005-11-14
CIK 1075993

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

              For the quarterly period ended September 30, 2005; or

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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The number of shares outstanding of the issuer's common stock, $0.001 par value, as of November 9, 2005 was 236,278,617.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]
================================================================================

                           MOTORSPORTS EMPORIUM, INC.
                              Report on Form 10-QSB

                    For the Quarter Ended September 30, 2005

                                      INDEX


                                                                            Page
                                                                            ----
Part I.  Financial Information

     Item 1. Financial Statements

          Consolidated Balance Sheets
          As of September 30, 2005 (unaudited) and December 31, 2004........  3

          Unaudited Consolidated Statements of Operations
          For the Quarter and Nine Months Ended September 30, 2005
          And September 30, 2004............................................  4

          Unaudited Consolidated Statements of Cash Flows
          For the Nine Months Ended September 30, 2005 and
          September 30, 2004................................................  5

          Notes to the Consolidated Financial Statements....................  6

     Item 2. Management's Discussion and Analysis or Plan of Operation ..... 10

     Item 3. Controls and Procedures ....................................... 13

Part II. Other Information

     Item 1. Legal Proceedings ............................................. 14

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ... 14

     Item 3. Defaults Upon Senior Securities ............................... 16

     Item 4. Submission of Matters to a Vote of Security Holders ........... 16

     Item 5. Other Information ............................................. 16

     Item 6. Exhibits....................................................... 17

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS.

                           MOTORSPORTS EMPORIUM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          September 30,         December 31,
                                                                              2005                  2004
                                                                          -----------           -----------
                                                                          (unaudited)
                                     ASSETS

Cash                                                                      $    73,891           $    12,732
Accounts receivable                                                             1,039                   955
Inventory                                                                     151,180               134,416
Other current assets                                                            6,500                 1,067
                                                                          -----------           -----------
      Total current assets                                                    232,610               149,170
                                                                          -----------           -----------
Fixed assets, net                                                              17,008                 8,124
Deposits                                                                          295                   295
Intangible assets, net                                                         35,219                27,263
                                                                          -----------           -----------
      Total assets                                                        $   285,132           $   184,852
                                                                          ===========           ===========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses                                     $   203,389           $   367,291
Notes payable                                                                      --               198,347
Notes payable - shareholder                                                   218,341               112,518
                                                                          -----------           -----------
      Total current liabilities                                               421,730               678,156
                                                                          -----------           -----------
Notes payable - shareholder                                                        --               124,377
                                                                          -----------           -----------
      Total long term liabilities                                                  --               124,377
                                                                          -----------           -----------
      Total liabilities                                                       421,730               802,533
                                                                          -----------           -----------
Preferred A stock, $250 par value, 100,000 shares authorized;
 96 shares issued and outstanding                                              24,000                24,000
Preferred B stock, $.05 par value, 3,000,000 shares authorized;
 2,590,713 shares issued and outstanding                                      129,536               125,000
Common stock; $.001 par value, 500,000,000 shares authorized;
 236,275,617 and 135,956,128 issued and outstanding, respectively             230,776               135,956
Additional paid-in capital                                                  3,474,490             2,281,364
Deferred expenses paid with common stock, net                                      --               (19,520)
Stock subscription receivable                                                 (29,750)                   --
Accumulated deficit                                                        (3,965,650)           (3,164,481)
                                                                          -----------           -----------
      Total stockholders' deficit                                            (136,598)             (617,681)
                                                                          -----------           -----------

      Total liabilities, temporary equity, and stockholders' deficit      $   285,132           $   184,852
                                                                          ===========           ===========

          See accompanying notes to consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended September 30,        Nine Months Ended September 30,
                                               -------------------------------         ------------------------------
                                                   2005              2004                  2005              2004
                                               ------------      -------------         ------------     -------------
Retail sales                                   $     44,379      $          --         $    171,268     $          --
Cost of sales                                        27,536                 --              106,200                --
                                               ------------      -------------         ------------     -------------
Gross profit                                         16,843                 --               65,068                --
                                               ------------      -------------         ------------     -------------
Operating expenses:
  Selling, general and administrative               270,020                 --              834,486                --
  Depreciation                                          786                 --                2,322                --
  Amortization                                        2,348                 --                8,111                --
                                               ------------      -------------         ------------     -------------
      Total operating expenses                      273,154                 --              844,919                --
                                               ------------      -------------         ------------     -------------
Operating loss                                     (256,311)                --             (779,851)               --
Other income (expense):
  Interest income                                         6                 --                   15                --
  Interest expense                                   (9,342)                --              (14,870)               --
  Other income (expense)                             (6,463)                --               (6,463)               --
                                               ------------      -------------         ------------     -------------
      Total other income (expense)                  (15,799)                --              (21,318)               --
                                               ------------      -------------         ------------     -------------

Loss before discontinued operations                (272,110)                --             (801,169)               --
  Loss from discontinued operations                      --           (200,822)                  --        (1,018,525)
                                               ------------      -------------         ------------     -------------
Net loss                                       $   (272,110)     $    (200,822)        $   (801,169)    $  (1,018,525)
                                               ============      =============         ============     =============
Net loss per common share:
  Basic:
    Loss from continuing operations            $      (0.00)     $          --         $      (0.00)    $          --
    Loss from discontinued operations          $         --      $       (0.00)        $         --     $       (0.02)
    Net loss applicable to common stock        $      (0.00)     $       (0.00)        $      (0.00)    $       (0.02)

  Diluted:
    Loss from continuing operations            $      (0.00)     $          --         $      (0.00)    $          --
    Loss from discontinued operations          $         --      $       (0.00)        $         --     $       (0.02)
    Net loss applicable to common stock        $      (0.00)     $       (0.00)        $      (0.00)    $       (0.02)

Weighted average common shares outstanding:
  Basic                                         205,680,481         55,010,176          179,673,163        44,058,106
                                               ============      =============         ============     =============
  Diluted                                       205,680,481         55,010,176          179,673,163        44,058,106
                                               ============      =============         ============     =============

          See accompanying notes to consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended September 30,
                                                                  ---------------------------------
                                                                      2005                  2004
                                                                  -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $  (801,169)          $(1,018,525)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                      10,432                44,868
    Notes issued for services                                              --                56,352
    Amortization of debt discounts                                      7,946                 5,040
    Amortization of expenses paid with common stock                    19,520                    --
    Non-cash loss on extinguishment of debt                             7,618                    --
    Non-cash interest expense associated with beneficial
     conversion feature                                                    --                46,250
    Non-cash loss on disposal of fixed assets                              --                 4,711
    Employee stock based compensation                                  75,165                    --
    Common stock issued to third parties for services                 123,698               518,110
  Changes in assets and liabilities:
    Accounts receivable                                                   (84)                3,900
    Inventory                                                         (16,764)                   --
    Prepaid expenses                                                   (6,500)                   --
    Stockholder advances                                                   --                  (827)
    Accounts payable and accrued expenses                               6,663               257,450
                                                                  -----------           -----------
         Net cash used in operating activities                       (573,475)              (82,671)
                                                                  -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for intangible assets                                  (15,000)                   --
  Purchases of fixed assets                                           (11,207)                   --
                                                                  -----------           -----------
         Net cash used in investing activities                        (26,207)                   --
                                                                  -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party accounts payable                             --                27,660
  Repayments of notes payable                                        (190,847)              (33,600)
  Proceeds from issuance of common stock                              673,654                92,626
  Proceeds from exercise of stock options                             178,034                    --
                                                                  -----------           -----------
         Net cash provided by financing activities                    660,841                86,686
                                                                  -----------           -----------

INCREASE (DECREASE) IN CASH                                            61,159                 4,015

CASH, beginning of period                                              12,732                 3,614
                                                                  -----------           -----------
CASH, end of period                                               $    73,891           $     7,629
                                                                  ===========           ===========

          See accompanying notes to consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2: MATERIAL EVENTS

STOCK ISSUANCES

During the third quarter of 2005, the Company issued the following shares of common stock:

     * 1,735,295 for consulting services, including 735,295 shares to a director
     *    5,500,000  for the issuance of stock  options to employees
     *    3,000,000 for stock awards to directors
     * 10,144,171 for satisfaction of amount owed to vendors, notes payable and amounts due to related parties
     *    28,939,723 issued in connection with equity offerings

Such share issuances were recorded at market prices with an aggregate value of $454,049

During the third quarter of 2005, one of the Company's creditors elected to convert a portion of their notes payable to the Company. In accordance with the terms of the note, 90,713 shares of Preferred B stock were issued for the conversion of $4,000 of notes payable plus accrued interest at a conversion rate of $0.05 per share.

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. The Company has incurred net losses from operations since inception and has a stockholders' deficit of $136,598 and a working capital deficit of $189,120 as of September 30, 2005.

The Company's has developed a strategic expansion plan for 2005 that targets motor sports enthusiasts who participate in automobile racing, die cast collectables, automobile restoration, high-performance accessories, motor sports-related collectibles, automobile and racing art, driver's apparel, race venues and product licensing. The Company is currently increasing its advertising by obtaining licensing agreements with professional race drivers as part of this strategic plan.

During March 2005, the Company launched a new division called DriversDigs.com. This website is dedicated to selling original equipment (i.e. racing suits, helmets, gloves, shoes, etc.) worn by participating race drivers. During April 2005, the Company launched a new division called PitStopStudios.com. This website is dedicated to selling automotive artwork both signed and unsigned by drivers and artists. Minimal amounts of cash were used to incorporate the new divisions to the Company. Also, during the second quarter of 2005, the Company entered into an agreement to develop, market and distribute Prospeed GS610 Maximum Performance Brake Fluid, a high quality performance brake fluid. Management has expended capital during the third quarter of 2005 to acquire the related license, manufacture this product, and establish distribution and marketing channels and expects to begin generating revenues from this product in

                           MOTORSPORTS EMPORIUM, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT)


the fourth quarter of 2005. Management expects each of these strategic initiatives to contribute to the Company's overall future growth.

Although the Company has obtained short-term loans, in the absence of long-term financial support, there can be no assurance that additional financing can be obtained from conventional sources.

NOTE 4: DISCONTINUED OPERATIONS

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

The following is a summary of the discontinued operations for the quarter and nine months ended September 30, 2004:

                                          For the Three          For the Nine
                                          Months Ended           Months Ended
                                       September 30, 2004     September 30, 2004
                                       ------------------     ------------------

     Net sales                            $    31,469            $    90,435
     Total expenses                           185,302              1,053,202
                                          -----------            -----------

     Operating loss                          (153,833)              (962,767)
                                          -----------            -----------
     Other income (expense)
       Other income                                --
       Interest expense                       (46,989)               (55,758)
                                          -----------            -----------
     Total other income (expense)             (46,989)               (55,758)
                                          -----------            -----------

     Loss from discontinued operations    $  (200,822)           $(1,018,525)
                                          ===========            ===========

NOTE 5: COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

At September 30, 2005, future minimum annual lease payments under operating lease agreements are as follows:

                           MOTORSPORTS EMPORIUM, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT)


     Remainder of 2005                 $  7,500
                  2006                   27,500
                  2007                       --
                  2008                       --
                  2009                       --
            Thereafter                       --
                                       ---------
                 Total                 $ 35,000
                                       =========

OTHER COMMITMENTS

During the third quarter of 2005, the Company acquired a license to manufacture and distribute GS610 Maximum Performance Brake Fluid. In connection with this license, the Company is obligated to pay to the licensor a 7% royalty on all gross sales of this product, with an additional 10% commission to be paid if the licensor is responsible for generating the sale.

LITIGATION

We currently are involved in a variety of legal matters. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

CASE NUMBER 05CV5129 X-CLEARING CORPORATION V. MOTORSPORTS EMPORIUM, INC.

During the third quarter of 2005, the Company was made a defendant in the matter of X-Clearing Corporation, FKA Global Stock Transfer and Global Securities Transfer v. Ten Stix, Inc., NKA MotorSports Emporium, Inc., filed on July 1, 2005, in the District Court for the City and County of Denver Colorado, case number 05CV5129. X-Clearing is claiming breach of contract, collection of debts owed, and bad faith and is seeking damages in excess of $35,000. The Company denies any liability to the plaintiff, and intends to vigorously defend the lawsuit. As of the date of this filing the Company along with its attorney is investigating the disclosed documents provided by X-Clearing Corporation. A court date is scheduled for July 2006.

DEMAND LETTER

During the third quarter of 2005, the Company received a certified demand letter July 9, 2005 from A-Squared Holdings, Inc., formally Damascus Group, LLC and Robert L. and Jodi K. Stevens. A-Squared Holdings, Inc. claims that MotorSports Emporium, Inc. (FKA Ten Stix, Inc.) owes a loan balance of $62,000 plus interest, the proceeds from the interests in the purchase of the Bonus 6 table game by Jodi Stevens, as well as interest (at 12%), court fees, legal fees, etc. which will continue to accrue. The Company denies the above allegations and is currently reviewing its options with regard to these claims. No further action has been taken as of the date of this filing. However the Company anticipates A-Squared Holdings, Inc. to include this demand letter in its lawsuit against the Company.

CASE NUMBER: CV-2005-052607 MOTORSPORTS EMPORIUM, INC. VS. MICHAEL WACHHOLZ

On October 6, 2005, the Company filed an Application for Preliminary Injunction and Order to Show Cause against Mr. Michael Wachholz with the Superior Court in Maricopa County Arizona. The law suit filed by the Company against Mr. Wachholz is for Breach of Contract, Breach of Fiduciary Duty, Intentional Interference with Existing and Prospective Business Relationships, Bad Faith, Failure to Repay a Loan and Preliminary and Permanent Injunctions. The Company has received a court date for November 4, 2005 case number: CV-2005-052607. The Company feels very confident that they will prevail in the actions filed against Mr. Wachholz. The Company had to extend the court date until it was able to serve Mr. Wachholz. As of the date of this filing the Company has be unsuccessful in tracking down Mr. Wachholz to properly serve him the lawsuit.

The Company is not aware of any pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

                           MOTORSPORTS EMPORIUM, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT)


NOTE 6: COMMON STOCK

During the third quarter of 2005, the Company issued 26,470,588 shares and 2,469,135 shares, respectively, to two accredited investors in exchange for an aggregate $245,000 in cash. In connection with the larger stock transaction, the investment fund manager and sole member, Tracy Baron, was appointed to the Company's board of directors. The Company also engages Mr. Baron as a consultant to perform duties outside of his role as one of the Company's directors, and is compensated at a rate of $7,500 per month payable in stock or cash. During the third quarter of 2005, the Company issued Mr. Baron 735,295 shares of common stock for services rendered under his consulting agreement.

The Company issued 1 million shares to each of three directors during the third quarter of 2005 with an aggregate fair value totaling $40,200.

During the third quarter of 2005, the Company issued 10,144,471 shares of common stock in exchange for the satisfaction of certain amounts owed to vendors, notes payable and amounts due to related parties totaling $97,068, (including $26,854 owed to an officer of the Company). These transactions which were recorded based on the fair market value of the common stock issued and resulted in a loss on extinguishment of debt of $7,618 which is included in other income (expense) in the accompanying statement of operations.

NOTE 7: STOCK OPTIONS AND EARNINGS PER SHARE

The Company's stock options awarded to employees contain a variable exercise price that is dependent upon the market price of the Company's common stock at the date of exercise and, therefore, are accounted for as variable awards. During the quarter and nine months ended September 30, 2005, the Company recognized $7,210 and $34,966, respectively, of compensation expense associated with stock options. Under FASB Statement 123, the expense recognition for variable awards is the same under the intrinsic value and the fair value methods. Accordingly, the pro forma disclosures required under FASB Statement 123 are not applicable.

As of September 30, 2005 the Company had 3,500,000 stock options outstanding. However, the shares associated with these stock options have already been issued and are held in trust by the clearing agent. Such shares are reflected in our total shares outstanding and in the balance of stockholders equity in our consolidated balance sheet, with the estimated proceeds recorded as a stock subscription receivable. Because the shares associated with stock options have already been issued and are included in basic shares outstanding, the Company's stock options have no further dilutive effect in computing diluted earnings per share. The Company had no other dilutive securities during the first nine months of 2005.

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R will be effective for periods beginning after December 15, 2005. As the Company's share-based compensation transactions consist of variable awards that are treated the same under the intrinsic method and the fair-value method, the Company does not expect the adoption of SFAS 123R to impact its financial condition or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the quarter and nine month periods ended September 30, 2005, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

CAUTIONARY FORWARD - LOOKING STATEMENT

The following discussion should be read in conjunction with our financial statements and related notes.

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

     -    the volatile and competitive nature of the industry,
     - the uncertainties surrounding the rapidly evolving markets in which we compete,
     -    the uncertainties surrounding technological change of the industry,
     -    our dependence on its intellectual property rights,
     -    the success of marketing efforts by third parties,
     -    the changing demands of customers, and
     -    the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

GENERAL

MotorSports Emporium, Inc., formally known as Ten Stix, Inc., changed its name on December 1, 2004 under the laws of the State of Nevada to engage in the motor sports industry targeting enthusiasts participating in die cast collecting, automobile restoration, purchase of high-performance accessories, motor sports related collectibles, driver's apparel, race venues and product licensing.

The Company's shares of common stock trade on the OTC Bulletin Board under the symbol "MSEP.OB."

Our principal executive offices are located at 16055 N. Dial Blvd. Suite 5, Scottsdale, Arizona 85260. Our telephone number is (480) 596-4002 and facsimile number is (480) 556-0831. More information regarding our products and the Company is available on our website at www.motorsportsemporium.com.

EXECUTIVE OVERVIEW

During the first nine months of 2005, we have transformed our business away from the gaming operations of Ten Stix, Inc. and began to develop a diverse business entity in the motor sports industry targeting enthusiasts who participate in automobile racing, die cast collectible cars, automobile restoration, high-performance accessories, motor sports-related collectibles, automotive and racing art as well as driver's apparel, race venues and product licensing. We initiated operations by selling die-cast collectibles in December 2004 under the name ScaleCars.com and have been steadily expanding our product portfolio to include race worn memorabilia from well known professional racing drivers sold through our DriversDigs.com division and automotive and race related art work sold through PitStopStudios.com, another division of the Company.. We also have expanded our product portfolio through our acquisition of an exclusive license to manufacture and distribute GS610 Maximum Performance Brake Fluid, a high quality performance brake fluid.

During the third quarter of 2005, we focused our efforts on expanding our existing lines of business as well as developing our high performance brake fluid line. We have begun to manufacture our brake fluid and develop our sales and distribution infrastructure.

We have been incurring selling, general and administrative expenses primarily to develop our existing businesses, improve our current infrastructure to address anticipated growth, and identify and evaluate complementary business development opportunities and marketing.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Our net loss for the first nine months of 2005 was $801,169 compared to a net loss of $1,018,525 for the first nine months of 2004 (a decrease of $217,356). The decrease was due to the disposal of the gaming business.

Total revenue for the first nine months of 2005 and 2004 were $171,268 and $90,435, respectively (an increase of $80,883). Because of the change in operations the Total revenue generated during the first nine months of 2005 was comprised of retail sales of die cast collectible cars and automobile racing related merchandise as opposed to the total revenue generated during the first nine months of 2004 being comprised of lease, equipment sales, and royalties income.

During the first nine months of 2005, we incurred operating expenses of $844,919 compared to $1,053,203 of operating expenses incurred during the first nine months of 2004 (a decrease of $208,284). Operating expenses for the first nine months of 2005 primarily consisted of: (i) $834,486 of selling, general and administrative expenses compared to $1,003,623 of selling, general and administrative expenses incurred during the first nine months of 2004; (ii) $2,322 of depreciation expense compared to $36,735 of depreciation expense incurred during the first nine months of 2004; and (iii) $8,111 of amortization expense compared to $8,133 of amortization expense incurred during the first nine months of 2004. We also incurred $14,870 of interest expense during the first nine months of 2005 as compared to $55,758 incurred during the first nine months of 2004. The decrease in operational expenses during the first nine months of 2005 compared to the first nine months of 2004 was primarily due to a decrease in selling, general and administrative expenses resulting from a reduction in professional and consulting fees as a result of cost containment measures and fundamental business changes implemented by new management, including the transition from gaming to motor sports endeavors.

Our net loss during the first nine months of 2005 was $801,169 or $0.00 per common share compared to a net loss of approximately $1,018,525 or $0.02 per common share during the first nine months of 2004. On both a basic and diluted basis, the weighted average number of common shares outstanding was 179,673,163 for the first nine months of 2005 compared to 44,058,106 for the first nine months of 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Our net loss for the third quarter of 2005 was $272,110 compared to a net loss of approximately $200,822 for the third quarter of 2004 (an increase of $71,288).

Total revenue for the third quarter of 2005 and 2004 was $44,379 and $31,469, respectively (an increase of $12,910). Total revenue generated during the third quarter of 2005 and 2004 was comprised of sales of die cast collectibles and automobile racing related merchandise, and royalties income respectively. The increase in revenue during the third quarter of 2005 was primarily due to an increase in the sales of die cast collectibles.

During the third quarter of 2005, we have incurred operating expenses of $273,154 compared to $185,302 of operating expenses incurred during the third quarter of 2004 (an increase of $87,852). Operating expenses for the third quarter of 2005 primarily consisted of: (i) $270,020 of selling, general and administrative expenses compared to $170,346 of selling, general and administrative expenses incurred during the third quarter of 2004; (ii) $786 of depreciation expenses compared to $12,245 of depreciation expense incurred during the third quarter of 2004; and (iii) $2,348 of amortization expense compared to $2,711 as amortization expense incurred during the third quarter of 2004. We also incurred $9,342 of interest expense during the third quarter of 2005 as compared to $46,989 incurred during the third quarter of 2004. During the third quarter of 2004, the Company had reduced its quarterly operating expenses by over 70% from the previous quarter as the Company was winding down operations with respect to its gaming businesses. The Company has since increased its selling, general and administrative expenses to develop its motor sports related businesses.

Our net loss during the third quarter of 2005 was $272,110 or $0.00 per common share compared to a net loss of $200,822 or $(0.00) per common share during the third quarter of 2004. The weighted average of common shares outstanding was 205,680,481for the third quarter of 2005 compared to 55,010,176 for the third quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

For the first nine months of 2005, net cash used by operating activities was $573,475 compared to $82,671 for the first nine months of 2004. Although we decreased our net loss during the first nine months of 2005 as compared to 2004, the majority of the expenses incurred in the first nine months of 2004 were non-cash issuance of common stock for services, whereas the 2005 net loss consisted of a larger amount of cash expenditures for selling, general and administrative expenses.

For the first nine months of 2005, net cash used in investing activities was $26,207 consisting of the purchase of fixed assets. There were no operating cash flows during the first nine months of 2004.

For the first nine months of 2005, net cash provided by financing activities was $660,841 compared to $86,686 for the first nine months of 2004. The increase during the first nine months of 2005 was primarily attributable to the cash inflows from the issuance of common stock and the proceeds from stock option exercises in 2005 that were used to finance operating cash flows. The Company also used the proceeds to repay debt totaling $190,847.

As of September 30, 2005, our current assets were $232,610 and our current liabilities were $421,730 resulting in a working capital deficit of $189,120. The Company also had a stockholders' deficit of $136,598 at September 30, 2005.

We have only recently generated cash flow to partially fund our operations and activities. As we are faced with both a working capital deficit and a stockholders deficit, management believes that an estimated $750,000 is going to be required over the next fiscal year for payment of expenses associated with our business operations. Our future success and viability is primarily dependent upon our ability to increase current operations and develop new business opportunities. We will continue marketing, promoting, and selling our die cast replica cars while allowing our management to focus its goals, objectives and strategies into growing into a diverse business entity within the motor sports industry. Our plan of operation for the next 12 months is to develop new business ventures, seek the acquisition of assets, property or business that may benefit the Company and our shareholders. Because we have minimal capital resources, our management anticipates that to achieve any such acquisition, we may be required to issue shares of its stock as consideration for such acquisition. In the event that we contact or are contacted by a private company or other entity, which may be considering a merger with or into our Company, it is possible that we would be required to raise additional funds in order to accomplish the transaction. Such transactions would be evaluated on a case-by-case basis. During the next 12 months, our foreseeable cash requirements will relate to continuing the operations of our wholly owned subsidiary and business divisions, maintaining our good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business venture. Historically, we have relied upon internally generated funds and funds from the sale of shares of stock and loans from our shareholders and private investors to finance our operations and growth. Management may raise additional capital through future public or private offerings of its stock or through loans from private investors, although there can be no assurance that we will be able to obtain such financing. Our failure to do so would have a material and adverse affect upon us and our shareholders. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should we be unable to continue in operations.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments that are not reflected as liabilities on our consolidated balance sheet included elsewhere in this report, nor does management anticipate any further material commitments within the next twelve months.

FORWARD-LOOKING STATEMENTS

The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-QSB, contains forward-looking statements that reflect our current views with respect to future events and financial results. Forward-looking statements  usually include the verbs  "anticipates,"  "believes,"  "estimates,"
"expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. We remind shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, our ability to identify, produce and complete projects that are successful in the marketplace, to arrange financing, distribution and promotion for these projects on favorable terms in various markets and to attract and retain qualified personnel.

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

CASE NUMBER: 05CV5129 X-CLEARING CORPORATION V. MOTORSPORTS EMPORIUM, INC.

On July 1, 2005, the Company was made a defendant in the matter of X-Clearing Corporation, FKA Global Stock Transfer and Global Securities Transfer v. Ten Stix, Inc., NKA MotorSports Emporium, Inc., filed in the District Court for the City and County of Denver Colorado, case number 05CV5129. X-Clearing is claiming breach of contract, collection of debts owed, and bad faith and is seeking damages in excess of $35,000. The Company denies any liability to the plaintiff, and intends to vigorously defend the lawsuit. As of the date of this filing the Company along with its attorney is investigating the disclosed documents provided by X-Clearing Corporation. A court date is scheduled for July 2006.

DEMAND LETTER

On July 9, 2005, the Company received a certified demand letter from A-Squared Holdings, Inc., formally Damascus Group, LLC and Robert L. and Jodi K. Stevens. A-Squared Holdings, Inc. claims that MotorSports Emporium, Inc. (FKA Ten Stix, Inc.) owes a loan balance of $62,000 plus interest, the proceeds from the interests in the purchase of the Bonus 6 table game by Jodi Stevens, as well as interest (at 12%), court fees, legal fees, etc. which will continue to accrue. The Company denies the above allegations and is currently reviewing its options with regard to these claims. No further action has been taken as of the date of this filing. However the Company anticipates A-Squared Holdings, Inc. to include this demand letter in its lawsuit against the Company.

CASE NUMBER:CV-2005-052607 MOTORSPORTS EMPORIUM, INC. VS. MICHAEL WACHHOLZ

On October 6, 2005, the Company filed an Application for Preliminary Injunction and Order to Show Cause against Mr. Michael Wachholz with the Superior Court in Maricopa County Arizona. The law suit filed by the Company against Mr. Wachholz is for Breach of Contract, Breach of Fiduciary Duty, Intentional Interference with Existing and Prospective Business Relationships, Bad Faith, Failure to Repay a Loan and Preliminary and Permanent Injunctions. The Company has received a court date for November 4, 2005 case number: CV-2005-052607. The Company feels very confident that they will prevail in the actions filed against Mr. Wachholz. The Company had to extend the court date until it was able to serve Mr. Wachholz. As of the date of this filing the Company has be unsuccessful in tracking down Mr. Wachholz to properly serve him the lawsuit.

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

On August 10, 2005, the Company issued 5,500,000 shares of restricted shares to Michael Wachholz. No underwriters were used. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

On August 10, 2005, the Company issued 3,238,534 shares of restricted common stock to David Keaveney as debt repayment. No underwriters were used. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

On August 10, 2005, the Company issued 2,320,047 shares of restricted common stock to Robert C Brehm as debt repayment. No underwriters were used. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

On August 10, 2005, the Company issued 26,470,588 shares of restricted common stock to Sunnydale, LLC for an investment of $225,000. No underwriters were used. These shares were issued pursuant to the exemption from registration under
Section 4(2) of the Securities Act of 1933.

On September 7, 2005, the Company issued a total of 3,000,000 shares of restricted common stock to the Board of Directors for their service. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

On September 7, 2005, the Company issued 1,000,000 shares of restricted common stock to a Consultant for services to be rendered from September 2005 thru September 2006. The Consultant will work directly with the Company regarding racing and brake fluid sponsorship. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

On September 12, 2005, the Company issued 4,095,890 shares of restricted common stock to Edify Capital Group for repayment of debt. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

On September 15, 2005, the Company issued 735,295 shares of restricted common shares to Tracey Baron for his monthly Consulting Contract. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

On September 27, 2005, the Company issued 2,469,135 shares of restricted common stock to an Investor for an investment of $20,000. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

On September 27, 2005, the Company issued 90,713 Series B Preferred shares to Robert C. Brehm for a conversion of debt.

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

During August 2005, the Company authorized and issued 2,000,000 unrestricted shares of common stock to employees pursuant to the terms of that certain MotorSports Emporium, Inc. 2004 Employee Stock Incentive Plan No. 3. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on December 16, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on January 13, 2005.

SUBSEQUENT ISSUANCE OF UNREGISTERED SECURITIES

On October 3, 2005, the Company issued 797,873 shares to Tracey Baron for consulting services. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

On October 11, 2005, the Company issued 81,184 shares of Series B Preferred stock to Robert C Brehm for a conversion of debt.

SUBSEQUENT ISSUANCE OF REGISTERED SECURITIES

On November 8, 2005, the Company authorized and issued 3,000,000 unrestricted shares of common stock to employees pursuant to the terms of that certain MotorSports Emporium, Inc. 2004 Employee Stock Incentive Plan No. 3. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on December 16, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on January 13, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the shareholders during the quarter ended September 30, 2005.

ITEM 5. OTHER INFORMATION.

PRESS RELEASES

NOVEMBER 9, 2005, MOTORSPORTS EMPORIUM CREATES NEW DIVISION: GS610(TM) MAXIMUM PERFORMANCE BRAKE FLUID BEGINS AWARENESS CAMPAIGN.

October 25, 2005, Dario Franchitti Wins at Fontana with GS610 Brake Fluid(TM); MotorSports Emporium Congratulates 2005 IRL(TM) Champions Andretti Green Racing

October 18, 2005, MSEP Takes Delivery of GS610 Brake Fluid and Receives Its First Purchase Order

September 27, 2005, MotorSports Emporium Announces GS610 Maximum Performance Brake Fluid to be Official Brake Fluid of the Snap-on Stars of Karting Presented by the IRL

August 29, 2005, MSEP Congratulates Marco Andretti

August 24,  2005,  MSEP  Debuts  ScaleCars.com  Commercial;  Commercial  Seen on
SpeedTV

August 22, 2005, MSEP Unveils GS610 Marketing Campaign; MotorSports Emporium Gears up for Product Debut

August 17, 2005, MSEP Initiates Purchase Order for GS610; 5,000 Gallons to be Delivered

August 15, 2005, MSEP Strengthens Its Board of Directors; Tracey Baron Joins MSEP Board

August 12, 2005, MSEP Officially Enters High Performance Brake Fluid Market; MSEP Signs Exclusive Agreement for GS610

August 11, 2005, the Company extended the employment contract of David Keaveney, the Company's President, CEO, CFO and Director. No aspects of the agreement have changed with salary and benefits remaining in force until the agreement expire on October 31, 2007. Though a pay increase was not offered, an increase of pay (if any) will be determined by the Board of Directors.

August 11, 2005, the Board of Directors for the Company has appointed Tracey Baron to the Board

August 10, 2005, the Company entered into a five year Licensing Agreement with Michael Wachholz

August 10, 2005 MotorSports Emporium Announces Second Quarter Results; Revenue Increased by 50%

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-B)

     3.1     Articles of Incorporation (1)
     3.2     Restated Articles of Incorporation of Registrant (2)
     3.3     Bylaws of Registrant (1)
     31.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350 **
     31.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350 **
     32      906 Certification **

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

                                     MOTORSPORTS EMPORIUM, INC.



Date: November 14, 2005              /s/ David Keaveney
     ------------------              -------------------------------------------
                                     David Keaveney
                                     President/Treasurer/Chief Executive Officer




Date: November 14, 2005              /s/ David Keaveney
     ------------------              -------------------------------------------
                                     David Keaveney
                                     Vice President