Form 10KSB
period 2005-12-31
MOTORSPORTS EMPORIUM, INC.
filed 2006-03-16
CIK 1075993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005     Commission File Number: 0-32323


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

                         Common Stock, $0.001 Par Value

     Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The Issuer's revenues for the most recent fiscal year ended December 31, 2005, were approximately $222,025.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on February 28, 2006, based upon the average bid and ask price of the common stock on the Over the Counter Bulletin Board for such date, was approximately $1,050,715.

     The number of shares of the Registrant's common stock issued and outstanding on March 10, 2006, was 300,286,931

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----
                                     PART I
Item 1.    Description of Business                                           1
Item 2.    Description of Property                                           7
Item 3.    Legal Proceedings                                                 8
Item 4.    Submission of Matters to a Vote of Security Holders               9

                                    PART II

Item 5.    Market For Common Equity, Related Stockholder Matters and         9
           Small Business Issuer Purchases of Equity Securities
Item 6.    Management's Discussion and Analysis or Plan of Operation         11
Item 7.    Financial Statements                                              14
Item 8.    Changes in and Disagreements with Accountants on                  14
           Accounting and Financial Disclosure
Item 8A.   Controls and Procedures                                           14
Item 8B.   Other Information                                                 14

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons
           of the Registrant; Compliance with Section 16(a) of the
           Exchange Act                                                      15
Item 10.   Executive Compensation                                            17
Item 11.   Security Ownership of Certain Beneficial Owners and               20
           Management and Related Stockholder Matters
Item 12.   Certain Relationships and Related Transactions                    22
Item 13.   Exhibits                                                          24
Item 14.   Principal Accountant Fees and Services                            24

                              CAUTIONARY STATEMENT

     This Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the statements contained in this Form 10-KSB for Motorsports Emporium, Inc. (the "Company") discuss future expectations, contain projections of results of operation or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions.

     Management expresses its expectations, beliefs and projections in good faith and believes the expectations reflected in these forward-looking statements are based on reasonable assumptions; however, Management cannot assure current stockholders or prospective stockholders that these expectations, beliefs and projections will prove to be correct. Such forward-looking statements reflect the current views of Management with respect to the Company and anticipated future events.

     Management cautions current stockholders and prospective stockholders that such forward-looking statements, including, without limitation, those relating to the Company's future business prospects, demand for its products, revenues, capital needs, expenses, development and operation costs, wherever they occur in this Form 10-KSB, as well as in the documents incorporated by reference herein, are not guarantees of future performance or results, but are simply estimates reflecting the best judgment of Management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by such forward-looking statements.

      Important factors that may cause actual results to differ from projections include, for example:

     * the success or failure of management's efforts to implement their business strategy;

     * the ability of the Company to raise sufficient capital to meet operating requirements;

     *    the uncertainty of consumer demand for our product;

     * the ability of the Company to protect its intellectual property rights;

     * the ability of the Company to compete with major established companies;

     *    the effect of changing economic conditions;

     *    the ability of the Company to attract and retain quality employees;
          and

     *    other risks which may be described in future filings with the SEC.

     Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Certain Business Risks in Item 1," as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

     MotorSports Emporium, Inc. (the "Company") was incorporated as Ten Stix Inc. on January 10, 1996 under the laws of the State of Colorado to engage in the design, development and marketing of unique card games and other gaming products for the gaming industry.

     During February 2004, the officers and directors of the Company formed Ten Stix Gaming, Inc., on behalf of the Company.

     On August 10, 2004, Ten Stix, Inc. changed its domicile from Colorado to Nevada.

     On August 26, 2004, the Company issued a total of 400,000 restricted shares of common stock valued at $1,200. 200,000 shares were issued to each of Tony A. Cranford and Thomas E. Sawyer in consideration and exchange for 1,100,000 shares of common stock of Ten Stix Gaming, Inc., a Colorado corporation, thereby making Ten Stix Gaming, Inc., a wholly owned subsidiary of the Company.

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

     On December 7, 2004, the Company announced that as a result of that change of its name the stock-trading symbol has been changed to "MSEP."

     On December 20, 2004, the Company entered into an Assignment Agreement and General Release with Thomas A. Sawyer, Tony Cranford and Ten Stix Gaming, Inc., a wholly-owned subsidiary of the Company.

     On December 21, 2004, the Company announced that the Company had completed the divestiture of all interest in Ten Stix Gaming, Inc., and the gaming related business, to Messrs. Thomas Sawyer and Tony Cranford. Pursuant to the terms of the Assignment Agreement and General Release, in consideration of the assignment of 100% of the issued and outstanding common stock of Ten Stix Gaming, Inc., by the Company to Messrs. Sawyer and Cranford, with the exception of the provision of the Management Severance Agreement which provides for the execution of Consulting Agreements with Mr. Sawyer and Mr. Cranford, under which Mr. Sawyer and Mr. Cranford were contractually entitled to receive an aggregate of $60,000 for consulting services, Ten Stix Gaming, Inc., Mr. Sawyer and Mr. Cranford, released the Company, its assigns, officers, directors, attorneys, agents, consultants, representatives, principals, predecessors and successors in interest, from any and all claims, demands, obligations pursuant to any agreement, liabilities, or causes of action of any nature whatsoever that Ten

Stix Gaming, Inc., Mr. Sawyer and Mr. Cranford may now have or hereinafter acquire against the Company, including without limitation the payment of any deferred and unpaid accrued salaries, compensation, loans to and on behalf of the Company, reimbursement and/or any other claims. With the disposition of all the common stock of Ten Stix Gaming, Inc., the Company completely divested itself of any interest in Ten Stix Gaming, Inc., and the gaming related business. The transaction was completed on December 20, 2004.

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

BUSINESS OF ISSUER

     The Company, its wholly owned subsidiary ScaleCars.com, and the Company's operating divisions, DriversDigs.com, PitStopStudios.com and Quadriga MotorSports are in the motor sports industry targeting motor sports enthusiasts who participate in automobile restoration, automobile racing, the collection of die cast collectibles and other motor sports-related ventures. The Company sells die cast automobiles, race related apparel, automotive art and has the exclusive rights to manufacture and sell GS610(TM) Maximum Performance Brake Fluid(TM). With exception of the brake fluid, items are sold in their retail storefront and on line through various web sites including eBay(R). The GS610(TM) Maximum Performance Brake Fluid(TM) will be sold both online and through national retail specialty shops.

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

     DriversDigs, an operational division of the Company, sells autographed authentic apparel including racing suits, helmets, gloves and shoes worn by professional race car drivers.

     PitStopStudios is another working division of the Company that sells automotive related pictures, lithographs, drawings and race related artwork.

     Quadriga MotorSports is the Company's newest division and specializes in high performance automotive parts and accessories. Under the Quadriga brand, the Company has an exclusive license to manufacture and sell GS610(TM) Maximum Performance Brake Fluid(TM).

PRODUCTS AND SERVICES

     The Company sells die cast replica cars, motor sports apparel and novelty items through its subsidiary ScaleCars.com. The DriversDigs division of the Company sells and promotes authentic memorabilia owned and autographed by racing drivers. The Company also has an exclusive license to manufacture and distribute a high quality performance brake fluid - GSs610(TM) Maximum Performance Brake Fluid(TM).

     The Company's efforts in 2005 focused on securing third-party manufacturing contracts and developing a sales and distribution infrastructure for the brake fluid product.

MARKETING AND DISTRIBUTION

     The Company markets its diecast and collectible products through its retail storefront that is open to the general public, via the Internet and through email campaigns to opt-in customers and interested parties. The Company also participates in vender events to include car shows, auctions and special venues.

The Company has a large distribution channel of existing customers and newly registered participants to receive a quarterly product catalog and special email campaign to showcase sales and offers.

     The Company intends to market its GS610(TM) Master Performance Brake Fluid(TM) product line through racing sponsorships and internet advertising beginning in 2006. The Company also intends to distribute its high performance brake fluid product line through automotive and other retail outlets.

MARKETING STRATEGY

     Currently the Company is engaged in sponsoring several high profile racing drivers who display the Company's subsidiaries and operational divisions' logos on their race uniforms, helmets and/or racing cars. Additionally, the Company has participated in in-kind sponsorship within NASCAR and IRL sanctioned racing series. Additionally, the Company has utilized television, magazine, newspaper and radio marketing for its specific industry. Moving forward, the Company plans to enhance its marketing via the Internet and continue with television and magazine advertising.

STRATEGIC ALLIANCES

     None.

COMPETITIVE BUSINESS CONDITIONS

     The Company competes with other automobile and sports-related collectible and memorabilia businesses. The Company also competes with certain collectible manufacturers that sell their products directly to consumers. The Company believes that its competitive strength lies in its relationships with key drivers and other individuals in the motorsports industry. However, the Company is smaller and has fewer capital resources than many of its competitors.

RAW MATERIALS AND SUPPLIES

     The Company is a reseller of its collectible products and is not dependent on raw material or supply agreements for those products. With respect to its brake fluid business, the Company outsources all manufacturing and packaging to third-party suppliers. While the Company has sole source arrangements for certain facets of its brake fluid production, it attempts to minimize this risk by engaging only large, well-established suppliers.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The company owns a ten-year exclusive license to manufacture and distribute GSs610(TM) Maximum Performance Brake Fluid(TM). The Company owns no patents, franchises, royalty agreements or registered trademarks and is not a party to any labor contracts.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS

     The Company's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "1934 Act"). As a result of such registration, the Company is subject to Regulation 14A of the "1934 Act", which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     The Company is also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Commission on a regular basis, and will be required to disclose certain events in a timely manner, (e.g. changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     Since the Company outsources the manufacturing, packaging and fulfillment of its brake fluid product line, management is of the opinion that the Company has no exposure to or from environmental laws and regulations (federal, state or local).

     Aside from required compliance with federal and state securities laws, regulations and rules, and federal, state and local tax laws, regulations and rules, the Company is not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the business of the Company.

CERTAIN BUSINESS RISKS

     The risks and uncertainties described below are not the only ones facing the Company and there may be additional risks that are not presently known or are currently deemed immaterial. All of these risks may impair business operations.

RISK THAT THE COMPANY'S COMMON STOCK MAY BE DEEMED A "PENNY STOCK"

     The Company's common stock may be deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the 1934 Act. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets of less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.

     A principal exclusion from the definition of a penny stock is an equity security that has a price of five dollars ($5.00) of more, excluding any broker or dealer commissions, markups or markdowns. As of the date of this report the Company's common stock has a price less than $5.00.

      If the Company's Common Stock is at any time deemed a penny stock, section 15(g) and Rule 3a51-1 of the 1934 Act would require broker-dealers dealing in the Company's Common Stock to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

      Moreover, Rule 15g-9 of the 1934 Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

COMPETITION

     To the Company's knowledge, there are no publicly held competitors; however, Speedgear and Exoticcar are privately held companies that sell items that compete with the offerings of the Company. The die cast car manufacturing business is extremely competitive which is why the Company is a product reseller. Since the Company is extremely diverse with the products it sells, the Company has become selective in purchasing from manufacturers and is able to secure better pricing. There is no guarantee, however, that these opportunities will continue in the future and there is no guarantee that one of the Company's competitors may not be able to secure a greater share of the market through pricing.

VOLATILE AND LIMITED MARKET FOR COMMON STOCK

     As of December 31, 2005, the Company's common stock was quoted on the "Bulletin Board" under the symbol "MSEP.OB." "OTC" or "Over The Counter" securities are issued by companies that either choose not to, or are unable to, meet the standards for listing on the NASDAQ or a national stock exchange. OTC equity securities can be quoted on the Pink Sheets Electronic Quotation Service, or, if the companies meet the SEC reporting requirements and eligibility requirements established by the NASD, such equity securities may be quoted on the NASD OTC Bulletin Board Service.

      The market price of the Company's Common Stock has been and is likely to continue to be highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond the Company's control, including: annual variations in operating results; announcements of technological innovations or new products by the Company or its competitors; and changes in financial estimates and recommendations by securities analysts. In addition, there have been large price and volume fluctuations in the stock market, which have affected the market prices of securities of many small companies, often unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's Common Stock. In the past, volatility in the market price of a company's securities has often led to securities class action litigation. Such litigation could result in substantial costs and diversion of the Company's attention and resources, which could have a material adverse effect on the Company's business, financial condition and operating results.

DEPENDENCE ON KEY EMPLOYEES AND NEED FOR ADDITIONAL MANAGEMENT AND PERSONNEL

      The Company is heavily dependent on the ability of David Keaveney who has contributed essential technical and management experience. The loss of his services would have a material adverse effect on the Company's business. However, his interests are closely aligned with those of the Company. There can be no assurance that the Company will be able to employ qualified persons on acceptable terms to replace him should his services become unavailable.

      In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees, as well as, the continued service of its key management personnel and its ability to identify, hire and retain additional qualified personnel. There can be no assurance that the Company will be able to recruit such qualified personnel to enable it to conduct its proposed business successfully.

RISKS ASSOCIATED WITH SIGNIFICANT FLUCTUATIONS IN ANNUAL OPERATING RESULTS

      The Company could experience significant fluctuations in future annual operating results that may be caused by many factors, including the timing of introductions or enhancements to its products by the Company or its competitors; market acceptance of such newly introduced or upgraded products; the pace of development of the market for the Company's products; changes in strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; changes in the level of operating expenses to support projected growth; and general economic conditions.

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

RISKS ASSOCIATED WITH ENTERING NEW MARKETS

     One element of the Company's strategy is to leverage the Company's brand names of products that the Company provides. No assurance can be given that the Company will be able to compete successfully in any such new markets. There can be no assurance that the Company's marketing efforts or the Company's pursuit of any new opportunities will be successful. If the Company's efforts are not successful, the Company could realize less than expected earnings, which, in turn, could result in a decrease in the market value of the Company's Common Stock. Furthermore, such efforts may divert management attention or inefficiently utilize the Company's resources.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     No assurance can be given that the Company will be able to conduct its marketing and product development programs as planned or that change in the Company's marketing and product development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such proceeds before such time. Contingencies may arise that require the Company to obtain additional funding before that time. The Company's future capital requirements will depend on many factors, including continued product development programs, the magnitude of these programs, the time and expense involved in obtaining new customers, competing technological and market developments, the establishment of additional collaborative arrangements, the costs involved in filing and prosecuting and enforcing copyright and trademark claims, establishing marketing programs and conducting commercialization activities and arrangements for new products and services.

SUBSTANTIAL FUTURE SALES OF STOCK; DILUTION

     There may be substantial sales of the Company stock, common or preferred as a result of stock option exercises, stock bonuses, public and/or private sales of the Company stock.. Sales of substantial amounts of stock could have a material dilutive effect on stockholders. Additionally, it may be necessary to offer warrants or options to obtain strategic relationships or to raise additional capital. All of these issuances will dilute the holdings of existing stockholders, thereby reducing such holder's percentage ownership.

NO DIVIDENDS

     The Company anticipates that it will use any funds available to finance its growth and that it will not pay cash dividends to stockholders in the foreseeable future.

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

      As of December 31, 2005, the Company had accumulated significant net losses. The development of the Company's products will require the commitment of substantial resources to increase its advertising, marketing and distribution of its existing products and to complete the testing, manufacturing, marketing and distribution of new products. These expenditures are expected to result in substantial and increasing losses over the next several months. There can be no assurance that the Company will not incur substantial and continuing net losses beyond the next six months or that the Company will ever reach profitability. Furthermore, there can be no assurance the Company's products will meet the expectations and effectiveness required to be competitive in the market place, that the Company will enter into arrangements for product development and commercialization, successfully market its products, or achieve customer acceptance.

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

EMPLOYEES

     As of December 31, 2005, the Company had 7 employees. No union or any other form of collective bargaining unit represents any employee. David W. Keaveney, the President, Chief Executive Officer and Chief Financial Officer, has an employment agreement with the Company.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company does not own any real estate. The Company's principal office is maintained at 16055 N. Dial Blvd. Suite 5, Scottsdale, Arizona 85260, which consists of an office area, a show room and work area, storage space and warehouse. The Company leases its office space at $2,500 per month from ABR Group, an unaffiliated third party. The leasehold consists of approximately 2,800 square feet. The current lease expires in November 2006 and the Company has an option to terminate the lease upon 90 days' notice. Management believes that the Company's offices are adequate for its reasonable foreseeable needs. The Company does not intend to acquire any properties at the current date. Additionally, David W. Keaveney has dedicated a fully operating office within his primary residency so that he may conduct business after hours and on the weekends. This home office contains approximately 800 square feet and Mr.Keaveney receives $2,000 per month from the Company. This home office lease arrangement is covered in Mr. Keaveney's employment agreement with the Company

ITEM 3. LEGAL PROCEEDINGS.

     The Company is currently involved in a variety of legal matters. Based on information currently available, Management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

PENDING LITIGATION:

CASE NUMBER 05CV5129 X-CLEARING CORPORATION V. MOTORSPORTS EMPORIUM, INC.

     During the third quarter of 2005, the Company was made a defendant in the matter of X-Clearing Corporation, FKA Global Stock Transfer and Global Securities Transfer v. Ten Stix, Inc., NKA MotorSports Emporium, Inc., filed on July 1, 2005, in the District Court for the City and County of Denver Colorado, case number 05CV5129. The plaintiff is alleging breach of contract, collection of debts owed and bad faith and is seeking damages in excess of $35,000. The Company denies any liability to the plaintiff, and intends to vigorously defend the lawsuit. As of the date of this Annual Report, the Company, along with its attorney, is investigating the various documents produced by the Plaintiff pursuant to the Company's discovery motions and requests. . A court date is scheduled for July 2006.

CASE NUMBER: CV-2005-052607 MOTORSPORTS EMPORIUM, INC. VS. MICHAEL WACHHOLZ

     On October 6, 2005, the Company filed an Application for Preliminary Injunction and Order to Show Cause against Mr. Michael Wachholz with the Superior Court in Maricopa County Arizona for breach of contract, breach of fiduciary duty, intentional interference with existing and prospective business relationships, bad faith, failure to repay a loan and preliminary and permanent injunctions. The Company has received a court date for March 10, 2006 to show cause. The Company feels confident that it will prevail on the merits in the actions filed against Mr. Wachholz.

THREATENED LITIGATION:

     The Company received a certified demand letter on July 9, 2005, from A-Squared Holdings, Inc., formally Damascus Group, LLC and Robert L. and Jodi K. Stevens. A-Squared Holdings, Inc. claims that MotorSports Emporium, Inc. (FKA Ten Stix, Inc.) owes a loan balance of $62,000 plus interest, the proceeds from the interests in the purchase of the Bonus 6 table game by Jodi Stevens, as well as interest (at 12%), court fees, legal fees, etc. which will continue to accrue. The Company denies the above allegations and is currently reviewing its options with regard to these claims. No further action has been taken as of the date of this filing. However the Company anticipates A-Squared Holdings, Inc. will file a lawsuit against the Company claiming damages as set forth in the demand letter.

     The Company is not aware of any other pending or threatened claims or assessments that may have a material adverse impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of our shareholders during the fourth quarter of 2005.

                                     PART II

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

            Fiscal 2005                     High       Low
            -----------                     ----       ---
         First Quarter (1)                 $0.089     $0.003
         Second Quarter (1)                $0.035     $0.012
         Third Quarter (1)                 $0.016     $0.008
         Fourth Quarter (1)                $0.014     $0.005

            Fiscal 2004                     High       Low
            -----------                     ----       ---
         First Quarter (1)                 $1.10      $0.004
         Second Quarter (1)                $0.05      $0.005
         Third Quarter (1)                 $0.007     $0.0014
         Fourth Quarter (1)                $0.0095    $0.0009

----------
(1) This represents the closing bid information for the stock on the Non-Nasdaq OTC. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

     All of the above information was listed as reported by the National Association of Securities Dealers Composite feed or other qualified inter-dealer quotation medium.

HOLDERS

     As of December 31, 2005, there were approximately 227 shareholders of record of the Company's Common Stock, 96 shareholders of record of the Company's Series A Preferred Stock, and four (4) shareholders of record of the Company's Series B Preferred Stock.

DIVIDENDS

     The Company has not declared any cash dividends with respect to its common stock or preferred stock during the last two fiscal years and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting or that are likely to limit the Company's ability to pay dividends on its outstanding securities.

     For information regarding the Company's Equity Compensation Plans, see Part III, Item 11.

RECENT ISSUANCE OF UNREGISTERED SECURITIES

     During the fourth quarter of 2005, the Company authorized and issued an aggregate of 2,007,550 shares of its restricted common stock to Tracey Baron, a Director of the Company, in exchange for services valued at $15,000. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

     On December 30, 2005, the Company authorized and issued 863,636 shares of its restricted common stock to David Keaveney, President of the Company, for services rendered to the Company. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

SUBSEQUENT ISSUANCE OF UNREGISTERED SECURITIES

     On January 4, 2006, the Company authorized and issued 1,315,790 shares of its restricted common stock to Tracy Baron in exchange for services valued at $7,500. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

     On February 22, 2006, the Company authorized and issued 2,500,000 shares of its restricted common stock to investors in exchange for cash totaling $10,000. These shares were issued pursuant to the exemption from registration under
Section 4(2) of the Securities Act of 1933.

     On March 1, 2006, the Company authorized and issued 1,250,000 shares of its restricted common stock to an investor in exchange for cash totaling $5,000. These shares were issued pursuant to the exemption from registration under
Section 4(2) of the Securities Act of 1933.

RECENT ISSUANCE OF REGISTERED SECURITIES

     During the fourth quarter of 2005, the Company authorized and issued 18,500,000 unrestricted shares of common stock to employees pursuant to the terms of that certain MotorSports Emporium, Inc. 2004 Employee Stock Incentive Plan No. 3. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on December 16, 2004, and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on January 13, 2005.

SUBSEQUENT ISSUANCE OF REGISTERED SECURITIES

     Subsequent to December 31, 2005, the Company authorized and issued 10,974,338 unrestricted shares of common stock to consultants and 20,000,000 shares of common stock to employees pursuant to the terms of that certain MotorSports Emporium, Inc. 2006 Employee Stock Incentive Plan. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on January 26, 2006, and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on February 27, 2006

     Subsequent to December 31, 2005, the Company authorized and issued 15,600,000 unrestricted shares of common stock to employees pursuant to the terms of that certain MotorSports Emporium, Inc. 2004 Employee Stock Incentive Plan No. 3. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on December 16, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on January 13, 2005.

     The Company did not utilize or engage a principal underwriter in connection with any of the above securities transactions.

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

     Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

     *    the volatile and competitive nature of our industry,
     * the uncertainties surrounding the rapidly evolving markets in which we compete,
     *    the uncertainties surrounding technological change of the industry,
     *    our dependence on its intellectual property rights,
     *    the success of marketing efforts by third parties,
     *    the changing demands of customers and
     *    the arrangements with present and future customers and third parties.

     Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated. See also the disclosures under "Cautionary Statement" following the Table of Contents in this Annual Report.

GENERAL

     The "Company,"formally known as "Ten Stix, Inc.," changed its name to "Motorsports Emporium, Inc." on December 1, 2004, under the laws of the State of Nevada to engage in the fast track motor sports industry targeting enthusiasts participating in die cast collecting, automobile restoration, high-performance accessories, motor sports-related collectibles, driver's apparel, race venues and product licensing.

     Our shares of common stock are traded on the OTC Bulletin Board under the symbol "MSEP.OB"

     Our principal executive offices are located at 16055 N. Dial Blvd. Suite 5, Scottsdale, AZ 85260. Our telephone number is (480) 596-4002 and facsimile number is (480) 556-0831. More information regarding our company and our products is available on our website at www.motorsportsemporium.com

EXECUTIVE OVERVIEW

     During 2005, we transformed our business away from the gaming operations of Ten Stix, Inc. and began to develop a diverse business entity in the motor sports industry, targeting enthusiasts who participate in automobile racing, die cast collectible cars, automobile restoration, high-performance accessories, motor sports-related collectibles, automotive and racing art, as well as driver's apparel, race venues and product licensing. We initiated operations by selling die-cast collectibles in December 2004, under the name ScaleCars.com and have been steadily expanding our product portfolio to include race worn memorabilia from well known professional racing drivers and sell these products through our DriversDigs.com division. We sell our automotive and race related art work sold through PitStopStudios.com, another division of the Company.. We also have expanded our product portfolio through our acquisition of an exclusive license to manufacture and distribute GS610(TM) Maximum Performance Brake Fluid(TM), a high quality performance brake fluid.

     We have focused our efforts on expanding our existing lines of business, as well as developing our high performance brake fluid line. We have begun to manufacture our brake fluid and develop our sales and distribution infrastructure and expect to generate revenues from this business in 2006.

     We have been incurring selling, general and administrative expenses primarily to develop our existing businesses, improve our current infrastructure to address anticipated growth and identify and evaluate complementary business development opportunities and marketing. The development of these businesses has led to recent operating losses and cash outflows. However, we believe that the actions taken in 2005 will allow us to generate positive operating results in the future.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

     Our net loss for the year ended December 31, 2005 was approximately ($1,010,499) compared to a net loss of approximately ($1,691,109) for the year ended December 31, 2004 (a decrease of $680,610). We divested from the gaming industry in 2004 and now operate a completely separate entity. The net loss of $1,691,109 during 2004 includes a loss from discontinued operations in the amount of $1,129,225. Revenues and expenses associated with discontinued operations are reported separately as "Loss from discontinued operations" in the consolidated statement of operations included elsewhere in this report.

     Net revenues for the years ended December 31, 2005 and 2004 were $222,025 and $22,168 respectively (an increase of $199,857). The increase in revenue during the twelve-month period ended December 31, 2005 was due primarily to the length of time in which the core business has been operating, as revenues from our motorsports- related operations did not begin until the fourth quarter of 2004. We generated $90,435 in revenue in 2004 from discontinued businesses.

     Our net revenues consisted primarily of retail sales of die cast collectible cars and automobile racing related merchandise. While the Company acquired a license to distribute high performance brake fluid during the third quarter of 2005, sales related to this line of business were insignificant as we devoted most of our efforts in 2005 toward developing our manufacturing, distribution and marketing infrastructure.

     Cost of sales for the years ended December 31, 2005 and 2004 was $134,517 and $10,612, respectively (an increase of $123,905). This increase was due primarily to the increase in net revenues. Gross profit, as a percentage of net revenues, was 39% and 52% for 2005 and 2004, respectively. Our larger margin percentage in 2004 was based only on a short period of time and, therefore, we do not believe that it is representative of margins to be realized on an ongoing basis.

     Operating expenses for the years ended December 31, 2005 and 2004 were $1,058,936 and $343,233, respectively (an increase of $715,703), due primarily to the length of time in which the current core business has been operating. A significant amount of our operating expenses in 2005 were focused toward increasing our brand awareness, developing our business infrastructure, establishing relationships with sponsors, suppliers and customers. We incurred total expenses of $1,129,255 in 2004 related to discontinued operations.

     Interest expense for the years ended December 31, 2005 and 2004 was $34,902 and $31,198, respectively (an increase of $3,704). This increase is attributable to $17,394 of preferred stock dividends, partially offset by an elimination of a significant portion of our debt during 2005, as further discussed below.

     Net loss before discontinued operations for the years ended December 31, 2005 and 2004 was ($1,010,499) and ($561,884), respectively (an increase of $448,615). This increase is due primarily to the length of time in which the core business has been operating, as we have incurred net operating losses associated with our motorsports-related businesses since inception.

LIQUIDITY AND CAPITAL RESOURCES

     Our future success and viability is primarily dependent upon our ability to increase operating cash flows and develop new business opportunities. We will continue marketing, promoting and operating our die cast replica car business, while seeking growth opportunities to develop a diverse business entity within the motor sports industry. Our plan of operation for the next 12 months is to develop existing business lines and to seek the acquisition of assets, property or businesses that may benefit the Company and its shareholders. Because the Company has minimal capital resources, management anticipates that to achieve any such acquisition, it may be required to issue shares of its stock as consideration for such acquisition. In the event that the Company contacts or is contacted by a private company or other entity, which may be considering a merger with or into the Company, it is possible that the Company would be required to raise additional funds in order to accomplish the transaction. Such transactions would be evaluated on a case by case basis.

     During the next 12 months, the Company's foreseeable cash requirements will relate to continuing to develop the operations of its wholly owned subsidiary and business divisions, maintaining the Company in good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business venture. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the costs. Additionally, the Company may experience a liquidity predicament and be required to raise additional capital. Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of its stock or through loans from private investors, although there can be no assurance that the Company will be able to obtain such financing. The Company's failure to do so would have a material and adverse affect upon the Company and its shareholders.

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should the Company be unable to continue in operations.

YEAR ENDED DECEMBER 31, 2005

     As of December 31, 2005, the Company's current assets were $171,919 and its current liabilities were $427,688, resulting in a working capital deficit of $255,769. As of December 31, 2005, current assets were comprised of (i) $23,960 in cash; (ii) $1,267 in accounts receivable; (iii) $139,442 in inventory and
(iv) $7,250 in other current assets. The Company divested inventory from gaming items in 2004. The Company's inventory consisted of $49,317 of diecast cars and motorsports related memorabilia and $90,125 of brake fluid inventory at December 31, 2005. The $1,267 in accounts receivable consisted of credit card transactions in transit at the end of the year. The Company sells all products for immediate payment. The Company has continued to execute its business plan to aggressively list inventory on the web site for immediate sale. Inventory is generally listed on the web site for sale within hours of being received by the Company. The Company is also using email addresses of customers to send notification of new inventory and of sale prices and inventory clearances. Additionally, the presence on eBay(R) has contributed significantly to the Company's overall revenue.

     As of December 31, 2005, current liabilities were comprised of (i) $209,889 in notes payable to stockholders; and (ii) $116,299 in accounts payable and accrued expenses and $101,500 of other amounts due to shareholders. Of these amounts, approximately $97,000 are disputed amounts with vendors and individuals associated with former management. For conservatism, these amounts are carried as current liabilities in our consolidated balance sheet; however, it is likely that we will not expend cash in the next twelve months to satisfy all of these liabilities.

     As of December 31, 2005, the Company's total assets were $218,298 and its total liabilities were $561,283, with a net stockholder's deficit of ($342,985).

     For the year ended December 31, 2005, net cash flows used in operating activities was ($652,360) compared to net cash flows used in operating activities of ($272,501) for the year ended December 31, 2004. The increase of $379,859 during the twelve-month period ended December 31, 2005 was primarily due to expenditures to promote and operate our die-cast and memorabilia businesses and expenditures to develop our high-performance brake fluid line. Net losses in 2005 exceeded net operating cash outflows as approximately $315,000 of our operating expenses consisted of non-cash, stock-based compensation to employees and third-parties.

     For the year ended December 31, 2005, net cash flows used in investing activities was ($26,207) compared to ($261) during the year ended December 31, 2004. Cash outflows in 2005 consisted of expenditures for fixed assets and a license to distribute high performance brake fluid.

     For the twelve-month period ended December 31, 2005, net cash flows provided by financing activities was $689,795 compared to net cash flows provided by financing activities of $281,880 for the twelve-month period ended December 31, 2004. During 2005, the Company utilized a portion of its financing cash inflows (consisting of proceeds from the issuance of common stock and the exercise of stock options) to repay certain notes payable, with the remainder used for operating and investing activities.

     As of the date of this Annual Report, the Company has generated little revenue from operations, has a working capital deficit and a retained earnings deficit. Therefore, the Company's auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management believes that it can maintain its status as a going concern based on its ability to raise funds pursuant to future public and private offerings and to obtain advances and minimize operating expenses by not duplicating or incurring needless expenses.

OFF-BALANCE SHEET ARRANGEMENTS

     As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee, contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

     David Keaveney, our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act as of the end of the period covered by this annual report (the "Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the 1934 Act.

(b) Changes in Internal Controls.

     In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act occurred during the fourth quarter of the year ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT.; SECTION 16(A) OF THE EXCHANGE ACT

     See Item 11 for information on the beneficial ownership of the Company's securities.

IDENTITY OF DIRECTORS AND EXECUTIVE OFFICERS

          Name             Age                  Position
          ----             ---                  --------
     Tracey S. Baron*      37    Director

     David Keaveney**      36    Director, President, Chief Executive Officer
                                 and Chief Financial Officer

     Rhonda Keaveney***    39    Director, Chief Operating Officer and Secretary

----------
*     On August 11, 2005, Mr. Baron was elected to the Board of Directors.
** On September 25, 2004, David Keaveney was elected to the Board of Directors and to the offices of President, Chief Executive Officer and Chief Financial Officer of the Company.
*** On October 13, 2004, Rhonda Keaveney, the wife of David Keaveney, was elected to the Board of Directors and to the office of Secretary of the Company. In March 2005, Rhonda was elected to the office of Chief Operating Officer of the Company.
**** All Company officers serve at the pleasure of the Board of Directors. All current members of the Board of Directors will serve as such until the next annual meeting of stockholders or until their successors are duly elected. Mr. Keaveney has an employment agreement with the Company as described in Item 10 of this Annual Report.

     TRACEY S. BARON - Mr. Baron is a Washington State University graduate with a degree in Business and English. After graduating in 1991, Mr. Baron started in an entry level position for a nationwide boutique financial planning firm that specialized in financial solutions and strategies for affluent clientele. In 1998, he became the Director of Planning, where he modeled complex issues for his clients in the area of finance, taxation and security monetization, charitable planning and mergers and acquisitions. In the spring of 2000, Tracey decided to pursue his entrepreneurial dreams and left the financial planning field to start several businesses, including restaurants, night clubs and a 65 acre planned development community in Portland, Oregon. Tracey's success can also be traced to a physical fitness company he founded that licensed fitness products to several major athletic companies. Tracey has served on the boards of directors of several companies and continues to assist in developing business plans for start up ventures.

     DAVID W. KEAVENEY - Mr. Keaveney joined the Company in 2004. Prior to joining the Company, Mr. Keaveney was founder of a private business and management consulting firm where he functioned as a strategic business consultant; mentoring senior level executives on core competency, marketing, reengineering and value growth. Early in his business career, Mr. Keaveney worked at Dean Witter and Merrill Lynch before serving as Sr. Vice President of Investments for a private financial services firm in Arizona where he specialized in business structure, investment education and corporate valuation. Mr. Keaveney has held senior executive positions with several private start-up companies and consulted extensively in the public market place on marketing, finance and management development. Mr. Keaveney earned his Management Certificate (mini-MBA) from Loyola University in Chicago where he studied marketing, financial management and corporate restructuring. He is working towards a CPD from the Wharton School of Business at the University of Pennsylvania with a concentration in critical thinking, management, negotiations and mergers and acquisitions. Mr. Keaveney is studying economics at Harvard University. Mr. Keaveney participates in "What Do You Think?" an ongoing dialogue between Harvard Business School professor Jim Heskett and HBS WORKING KNOWLEDGE.

     RHONDA KEAVENEY - Rhonda Keaveney joined the Company in October 2004., Prior to joining the Company, Ms Keaveney functioned as Compliance Officer for an Arizona Investment Banking firm and more recently as a director of operations for a private investment partnership. Rhonda has a strong background in case management, office administration and the securities industry where she's held NASD Series 7, 63 and 24 licenses. Rhonda attended Arizona State University where she studied Psychology and Business. Recently Rhonda received a Masters Certificate in Project Management from Villanova University.

     There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

DIRECTORSHIPS

     No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to Section 12 of the 1934 Act or subject to the requirements of Section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

SIGNIFICANT EMPLOYEES

     No other significant employees exist.

FAMILY RELATIONSHIPS

     David Keaveney, the Company's President, Chief Executive Officer and Chief Financial Officer, and Rhonda Keaveney, the Company's Secretary and Chief Operating Officer, are husband and wife.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

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

AUDIT COMMITTEE FINANCIAL EXPERT AND IDENTIFICATION OF AUDIT COMMITTEE

     The Company has no separately designated standing audit committee or other committee performing similar functions. The Board of Directors acts as the audit committee. None of the directors qualifies as an Audit Committee Financial Expert.

MATERIAL CHANGES TO THE METHOD BY WHICH THE SHAREHOLDERS MAY RECOMMEND NOMINEES TO THE BOARD OF DIRECTORS

     None.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

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

     Based on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2004, all the officers, directors and more than 10% beneficial owners have complied with the above described filing requirements. However, David Keaveney, a Director and President of the Company, inadvertently filed his Form 5 a few days late in February 2006. Mr. Keaveney also inadvertently filed a Form 4 a few days late for a transaction in February 2006. Tracey Baron, a Director and 10% holder, inadvertently filed his Form 5 a few days late. Mr. Baron also inadvertently filed a Form 4 a few days late for a transaction in February 2006.

CODE OF ETHICS

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

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                                                                                   Long Term Compensation
                                                                             ----------------------------------
                                               Annual Compensation             Awards       Payouts
                                   ---------------------------------------   ----------    ----------
                                                                 Other                     Securities                 All
    Name and           Year or                                   Annual      Restricted    Underlying               Other
    Principal          Period                                    Compen-       Stock       Options/     LTIP       Compen-
    Position            Ended      Salary($)       Bonus($)     sation)($)     Awards      SAR's(#)   Payouts($)   sation($)
    --------            -----      ---------       --------     ----------     ------      --------   ----------   ---------
David W. Keaveney(1)    2005       $114,000       11,000(5)    $52,801(6)         0            0           0          0
President and CEO       2004       $ 28,500            0       $     0            0            0           0          0
                        2003       $      0            0       $     0            0            0           0          0

Rhonda Keaveney(2)      2005       $ 40,000(7)    11,000(5)    $     0            0            0           0          0
Secretary               2004       $      0            0       $     0            0            0           0          0
                        2003       $      0            0       $     0            0            0           0          0

Thomas E. Sawyer(3)     2005       $      0            0       $     0            0            0           0          0
President and CEO       2004       $ 28,500            0       $     0            0            0           0          0
                        2003       $ 43,500            0       $ 9,384(4)         0            0           0          0

Tony A. Cranford(4)     2005       $      0            0       $     0            0            0           0          0
Vice President          2004       $ 28,500            0       $     0            0            0           0          0
                        2003       $ 43,500            0       $     0            0            0           0          0

----------
(1) On September 25, 2004 David Keaveney was elected to the Board of Directors and to the offices of President, Chief Executive Officer and Chief Financial Officer of the Company.
(2) On October 13, 2004 Rhonda Keaveney, wife of President, David Keaveney, was elected to the Board of Directors and to the office of Secretary of the Company. In March 2005, Rhonda was elected to the office of Chief Operating Officer of the Company.
(3) On September 26, 2004, both Tony A Cranford and Thomas E. Sawyer resigned as officers and directors of the corporation.
(4) On December 28, 2000, Mr. Sawyer assigned the distributorship rights to market a card game called "Bonus 6" within the United States, excluding Colorado, to the Company and the Company assumed the obligations under Mr. Sawyer's distribution agreement with the owner of Bonus 6. Pursuant to the terms of the assignment agreement, Mr. Sawyer maintained the marketing and distribution rights within the State of Colorado and receives a 40% commission on gross revenues generated from the sale or lease of "Bonus 6" to the casinos located in Colorado, on a monthly basis. During 2003, Mr. Sawyer received commissions of $9,384 from the Company. During 2003, the Company allowed its distribution rights to "Bonus 6" to expire.
(5) On September 7, 2005, the Company issued 1,000,000 shares of restricted common stock to each of the three members of the Board of Directors, including David Keaveney and Rhonda Keaveney. These shares were valued at $.011 per share.
(6) During the fiscal year ended December 31, 2005, David Keaveney received (pursuant to his employment agreement with the Company) an automobile allowance of $17,310, $24,000 for renting a home office to the Company, $11,431 in medical expense reimbursements and $60 for a life insurance premium.
(7) During the fiscal year ended December 31, 2005, Rhonda Keaveney received a cash salary of $5,000 for the month of December, 200,000 shares of restricted common stock valued at $.03 per share in lieu of $6,000 in salary. Ms. Keaveney earns a salary of $5,000 per month,, of which $35,000 was unpaid at year-end. Ms. Keaveney, as the wife of David Keaveney, was an obvious beneficiary of the automobile allowance, home office rent and medical expenses attributed to David Keaveney and as described in note 6, above.

EMPLOYMENT CONTRACTS

     On October 25, 2004 the Company entered into an Executive Employment Agreement with its President, Chief Executive Officer and Chief Financial Officer, David Keaveney. The initial term of the Agreement commenced on October 25, 2004, and continued in effect until October 25, 2005, when the Agreement was renewed for two years ending in October 2007. The Agreement grants Keaveney a base salary of $114,000 per year. During the term of the Agreement, Company agrees to pay all costs of Keaveney's medical/dental expenses up to a maximum of $20,000 per year. Company shall also provide an automobile allowance of $1,000 per month. Company shall pay a monthly rent of $2,000 while it maintains an offsite operation at Keaveney's place of residency. Not withstanding the employment term, the Agreement may be terminated by either party. If the Company desires to terminate the Agreement for any reason, other than reasonable cause or event of permanent disability, Keaveney shall be entitled to 100% of the balance of payments due under the contract payable, at the Company's option, either on a bi-weekly basis or in a lump sum discounted by 10% and payable 30 days after said termination.

OTHER CONTRACTS

     None.

STOCK OPTIONS AND WARRANTS

     On September 11, 2003, the Company's 2003 Stock Plan was adopted and approved by the Board of Directors. The Plan had authorized 15,000,000 shares of common stock of the Company to be granted to employees, officers and directors of the Company in the form of both incentive and non-qualified stock options.

     On June 15, 2004 the Company's 2004 Stock Plan was adopted and approved by the Board of Directors. The Plan had authorized 13,500,000 shares of common stock of the Company to be granted to employees, officers and directors of the Company in the form of both incentive and non-qualified stock options.

     On July 28, 2004, the Ten Stix Inc. Non-Employee Directors and Consultant Retainer Stock Plan for 2004 was adopted and approved by the Board of Directors. The Plan had authorized 20,500,000 shares of common stock of the Company to be granted to non-employee directors and consultants of the Company.

     On September 8, 2004, the Ten Stix Inc. 2004 Employee Stock Incentive Plan No. 2 was adopted and approved by the Board of Directors. The Plan had authorized 50,000,000 shares of common stock of the Company to be granted to employees, officers and directors of the Company in the form of both incentive and non-qualified stock options.

     On September 8, 2004, the Ten Stix, Inc. 2004 Non-Employee Directors and Consultants Retainer Stock Plan No. 2 was adopted and approved by the Board of Directors. The Plan had authorized 18,000,000 shares of common stock of the Company to be granted to non-employee directors and consultants of the Company.

     On December 6, 2004, the Motorsports Emporium, Inc. 2004 Employee Stock Incentive Plan No. 3 was adopted and approved by the Board of Directors. The Plan authorized 70,000,000 shares of common stock of the Company to be granted to employees, officers and directors of the Company in the form of both incentive and non-qualified stock options.

     On January 18, 2006, the Motorsports Emporium, Inc. 2006 Employee Stock Incentive Plan was adopted and approved by the Board of Directors. The Plan authorizes 150,000,000 shares of common stock of the Company to be granted to employees, officers, consultants and directors of the Company.

OPTION/SAR GRANTS TABLE

     There were no stock options/SARS granted under the Company's stock option plans to executive officers and directors during fiscal 2005.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     There were no exercises of stock options/SAR by executive officers during fiscal 2005.

LONG-TERM INCENTIVE PLAN AWARDS

     There were no long-term incentive plan awards made in the last fiscal year.

COMPENSATION OF DIRECTORS

     The Company has no formal or standard compensation arrangement with the members of its Board of Directors or with committee members. However, the Company has entered into a consulting agreement with Tracy S. Baron, a Director of the Company, that pays Mr. Baron $7,500 per month through February 9, 2007, in return for advice regarding mergers, acquisitions, joint ventures, strategic partnerships, management, marketing and expansion of services and business opportunities. During 2006, Mr. Baron will not be engaged in any capital raising transactions for the Company or in any promotion of the Company's securities.

REPRICING OPTIONS

     During the fiscal year ended December 31, 2005, the Company did not reprice any stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners

     The Company has three (3) classes of voting securities outstanding (Common Stock, Class A Preferred Stock and Class B Preferred Stock). The following table sets forth security ownership information as of the close of business on February 28, 2006, for any person or group, known by the Company to own more than five percent (5%) of the Company's common stock and Class B Preferred Stock. No table is included for the Company's Series A Preferred Stock due to the fact that only 96 shares of same are outstanding and such shares represent a de minimus number of votes that could be cast on any matter presented for a vote of stockholders.

                                                              Amount and
                                                              Nature of
    Name and Address                   Title Of               Beneficial       Percent of
  of Beneficial Owner                    Class                  Owner            Class
  -------------------                    -----                  -----            -----
Intercontinental Assets Corp.       Series B Preferred(1)      1,421,897       53.20% (2)
(Robert Brehm) (2)                  Common Stock               6,118,400        2.04% (2)
6965 El Camino Road
Suite105-279
Carlsbad, CA 92009

David Keaveney (3)
16055 N. Dial Blvd., Suite 5        Series B Preferred(1)        625,000       23.40% (3)
Scottsdale, Arizona  85260          Common Stock              11,702,170        3.90% (3)

Tracey Baron (4)
Sunnydale, LLC
16055 N. Dial Blvd., Suite 5        Series B Preferred(1)        625,000       23.40% (4)
Scottsdale, Arizona  85260          Common Stock              38,898,995       12.95% (4)

----------
1. The Series B Preferred Stock is entitled to vote on all matters submitted to the stockholders for a vote, including the election of any directors, together with the holders of Series A Preferred Stock and the holders of the Common Stock, $0.001 par value per share, of the Company, voting together as a single class. Pursuant to Section 2(a) of the Certificate of Designation, each share of the Series B Preferred Stock shall be entitled to one vote for each share of the Common Stock into which the Series B Preferred Stock is convertible as of the record date for such vote or, if no record date is specified, as of the date of such vote. Pursuant to the terms of the Certificate of Designation of Series B Preferred Stock, the stated Par Value of each shares of Series B Preferred Stock is $0.05. Pursuant to Section 5(a) of the Certificate of Designation, the holder of the Series B Preferred Stock may convert said shares to common stock at its option. Pursuant to such Section 5(a), in the event of a conversion, the number of shares of Common Stock to be issued on account of each share of the Series B Preferred Stock shall be determined by dividing (i) the Adjusted Face Value plus the amount of any accrued but unpaid dividends thereon by (ii) $0.0005. Accordingly, each share of Series B Preferred Stock is convertible into 100 shares of common stock at option of the holder of the Series B Preferred Stock, for an aggregate of 250,000,000 shares of common stock.
2. Mr. Brehm is a control person of Intercontinental Assets Corp. and is deemed to be the beneficial owner of the Series B Preferred Stock owned of record by Intercontinental Assets Corp. Assuming the conversion of such Series B Preferred Stock into the Company's common stock, Mr. Brehm would be the benificial owner of 39.30% of the Company's voting securities.

3. Assuming Mr. Keaveney converted his Series B Preferred Stock into the Company's common stock, Mr. Keaveney would be the beneficial owner of 22.18% of the Company's voting securities.

4. Assuming Mr. Baron converted his Series B Preferred Stock into the Company's common stock, Mr. Baron would be the beneficial owner of 29.50% of the Company's voting securities.

(b) Security Ownership of Management

     The following table sets forth security ownership information as of the close of business on February 28, 2006, of all directors, executive officer listed in the "Summary Compensation Table" set forth herein, and all directors and executive officers as a group.

                                                              Amount and
                                                              Nature of
    Name and Address                   Title Of               Beneficial       Percent of
  of Beneficial Owner                    Class                  Owner            Class
  -------------------                    -----                  -----            -----
David Keaveney (1)                  Common                    11,702,170        3.90% (1)
16055 N. Dial Blvd. Suite 5         Series B Preferred           625,000       23.40% (1)
Scottsdale, Arizona 85260

Rhonda Keaveney                     Common                     1,200,000       Less than 1 %
16055 N. Dial Blved. Suite 5
Scottsdale, Arizona 85260

Tracey Baron (2)                    Common                    38,898,995       14.51% (2)
16055 N. Dial Blvd., Suite 5        Series B Preferred           625,000       23.40% (2)
Scottsdale, Arizona 85260

Officers and Directors              Common                    51,800,995       19.30%
 as a Group (3 persons)             Series B Preferred         1,250,000       46.80%

----------
1. Assuming Mr. Keaveney converted his Series B Preferred Stock into the Company's common stock, Mr. Keaveney would be the bendficial owner of 22.18% of the Company's voting securities.
2. Assuming Mr. Baron converted his Series B Preferred Stock into the Company's common stock, Mr. Baron would be the beneficial owner of 29.50% of the Company's voting securities.

(c) Changes in Control

     On August 26, 2004, the Company issued 2,500,000 shares of Series B Preferred Stock to Intercontinental Assets Corp., a Nevada corporation, in full satisfaction of and pursuant to the terms of certain $15,000 promissory note dated June 30, 2004, and amended as of August 26, 2004, and that certain Management Severance Agreement dated June 30, 2004, and amended August 26, 2004.

     Pursuant to Section 2(a) of the Certificate of Designation, each share of the Series B Preferred Stock shall be entitled to one vote for each share of the Common Stock into which the Series B Preferred Stock is convertible as of the record date for such vote or, if no record date is specified, as of the date of such vote.

     Pursuant to the terms of the Certificate of Designation of Series B Preferred Stock, the stated Par Value of each share of Series B Preferred Stock is $0.05. Pursuant to Section 5(a) of the Certificate of Designation, the holder of the Series B Preferred Stock may convert said shares to common stock at his option. Pursuant to Section 5(a), in the event of a conversion, the number of shares of Common Stock to be issued on account of each share of the Series B

Preferred Stock shall be determined by dividing (i) the Adjusted Face Value plus the amount of any accrued but unpaid dividends thereon by (ii) $0.0005. At December 31, 2005, the outstanding Preferred Series B stock, together with accrued dividends of $17,394, were convertible into 301,976,725 shares of common stock.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

                                                                                    Number of securities
                               Number of securities                                remaining available for
                                 to be issued upon         Weighted-average         future issuance under
                                    exercise of           exercise price of       equity compensation plans
                               outstanding options,      outstanding options,       (excluding securities
                               warrants, and rights      warrants and rights       reflected in column (a))
                               --------------------      -------------------       ------------------------
                                      (a)                        (b)                         (c)
Equity compensation plans
approved by security holders           0                         n/a                              0

Equity compensation plans not
approved by security holders           0                         n/a                     15,300,000

Total                                  0                         n/a                     15,300,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On July 1, 2004, Ten Stix, Inc. entered into a Convertible Debenture with Edify Capital in the amount of $185,000 with interest from the date of issuance at the rate of 8% per annum, compounded and payable quarterly. Under the terms of the Convertible Debenture the Company promises to pay the loan in full on or before the first anniversary date of the issuance, Pursuant to the terms of the Convertible Debenture, Edify Capital, at its option at any time, may convert all or part of the unpaid principal balance, plus accrued interest thereon into the common stock of the Company. In the event of a conversion, the number of shares of the common stock to be issued shall be determined by dividing the unpaid principal balance of the Convertible Debenture, plus any accrued interest by 80% of the average of the lowest three closing bid prices in past twenty trading days immediately preceding any such conversion. As of the date of this filing $150,000 has been paid.

     On August 16, 2004, Ten Stix, Inc. entered into an agreement with Robert C. Brehm for the amount of $4,000 plus 12% percent annual interest.Mr. Brehm can convert note at pay off into Series B Preferred Stock of the Company at the rate of $.05 per share. This note is still outstanding as of the date of this filing and Mr. Brehm has not exercised his conversion right.

     On September 14, 2004, Ten Stix, Inc. entered into an agreement with Robert
C. Brehm for the amount of $3,600 plus 12% percent annual interest. Mr. Brehm can convert note at pay off into Series B Preferred Stock of the Company at the rate of $.05 per share. This note is still outstanding.

     On September 27, 2004, the Company entered into a Promissory Note with its previous auditing firm AJ Robbins, PC for the principal amount of $16,693, with no interest. The balance is an overdue accounting bill for services performed during their tenure. Six equal payments of $2,782.16 shall be due and payable on the 30th day of each calendar month, with the first payment commencing on October 30, 2004 and final payment on March 30, 2005.

     On October 18, 2004, the Company granted David Keaveney the option to convert the unpaid balance of $56,352 acknowledged in the Letter of Understanding into Common Stock of the Company, par value $0.0001 per share, at rate to be determined by dividing the unpaid balance by 20% of the prior day's closing bid price.

     On November 4, 2004, the Company's President, David Keaveney, exercised his right to convert $2,280 (part of a $56,352 debt) into 1,500,000 shares of restricted common stock. The remaining outstanding balance was reduced accordingly to $54,072.

     On November 16, 2004, the Company's President, David Keaveney, exercised his right to convert $3,000 (part of a $54,072 debt) into 1,000,000 shares of restricted common stock. The remaining outstanding balance was reduced accordingly and is now $51,072. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

     The Company, through its wholly-owned subsidiary, Scottsdale Diecast, Inc., entered into an Asset Purchase Agreement with ScaleCars, Ltd., a Nevada corporation, effective as of November 23, 2004, which acquisition closed on November 24, 2004. Pursuant to the terms of the Agreement, the Company acquired all of the business assets of ScaleCars, in consideration of approximately (a) $166,920, evidenced by a Promissory Note executed by Scottsdale Diecast in favor of ScaleCars and (b) 4,900,000 shares of restricted common stock of the Company.

     Concurrently with the execution of the above Agreement, Scottsdale Diecast executed a Commercial Lease, effective as of November 23, 2004, under which Scottsdale Diecast leased from Ron Adams approximately 2,800 square feet of retail space in the building where the ScaleCars business is conducted for a term of one year commencing on December 1, 2004. As set forth above, in conjunction with the purchase of the assets of Scalecars through its wholly-owned subsidiary, Scottsdale Diecast, the Company issued 4,900,000 restricted shares of common stock to Scalecars. The shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933. On December 2, 2004, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada changing its name from Ten Stix, Inc. to "Motorsports Emporium, Inc."

     On December 20, 2005, the Company entered into certain Assignment Agreement and General Release with Ten Stix Gaming, Thomas Sawyer and Tony Cranford, the Corporations former directors and officers.

     During 2005, the Company issued 7,338,534 shares of common stock to David Keaveney, the Company's President and CEO, for payment of debt totaling $80,304. A loss of $544 was recorded on this transaction based on the difference between the fair market value of the stock and the debt balance on the date of the transactions.

     During 2005, the Company issued 7,510,047 shares of common stock to an existing shareholder for payment of debt totaling $66,243. A loss of $2,171 was recorded on this transaction based on the difference between the fair market value of the stock and the debt balance on the date of the transactions.

     On November 16, 2005, the Company entered into a one year consulting agreement with Robert Brehm, a major stockholder in the Company, that pays Mr. Brehm $10,000 per month in exchange for consulting services relating to management advisement, strategic planning and marketing in connection with the Company's business, as well as consulting services related to stockholder management and public relations. Mr. Brehm is not engaged in any capital raising transactions for the Company or in any promotion of the Company's securities.

     The Company has entered into a consulting agreement with Tracy S. Baron, a Director of the Company, that pays Mr. Baron $7,500 per month through February 9, 2007, in return for advice regarding mergers, acquisitions, joint ventures, strategic partnerships, management, marketing and expansion of services and business opportunities. During 2006, Mr. Baron will not be engaged in any capital raising transactions for the Company or in any promotion of the Company's securities.

     See Notes 8 and 10 to the Company's Consolidated Financial Statements of this Annual Report.

ITEM 13. EXHIBITS.

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit                           Description
-------                           -----------
3.1 (1)    Amendment to Articles of Incorporation dated January 22, 2001 and filed with the Colorado Secretary of State on January 22,
           2001.
3.2 (2)    Statement of Correction to the Articles of Incorporation dated and filed with the Secretary of State of Colorado on August 27,
           2003.
3.3 (1)    By-laws of the Company;
14 (3)     Code of Ethics
21 **      Subsidiaries of the Company
31.1 **    Certification of Principal Executive Officer Pursuant to 18 U.S.C.
           Section 1350
31.2 **    Certification of Principal Financial Officer Pursuant to 18 U.S.C.
            Section 1350
32 **      906 Certification
99.1 (3)   Advisory Board Agreement with Arie Luyendyk, Jr. dated March 4, 2005
99.2 (3)   Advisory Board Agreement with Arie Luyendyk, Sr. dated March 14, 2005

----------
(1)  Incorporated by reference to Form 10SB filed February 8, 2001.
(2)  Incorporated by reference to Form 8-K filed October 31, 2003.
(3)  Incorporated by reference to Form 10-KSB filed April 1, 2005.
**   Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

     The Company's independent accountants during the fiscal year ending December 31, 2005 were HJ & Associates, LLC

     (1) Audit Fees. During the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB and for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was $27,500 and $29,000 respectively.

     (2) Audit-Related Fees. During fiscal years ended December 31, 2005 and 2004 our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

     (3) Tax Fees. Our auditors did not provide tax compliance, tax advice, or tax planning advice during the fiscal year ended December 31, 2005. During the fiscal year-ended December 31, 2004, aggregate fees billed by the Company's auditors for services rendered for tax-related matters totaled $1,500.

     (4) All Other Fees. None.

     (5) Audit Committee's Pre-Approval Policies and Procedures. The Company had no audit committee during the fiscal years ended December 31, 2005 and 2004; hence, there were no pre-approval policies or procedures in effect during such fiscal years.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Motorsports Emporium, Inc.


Dated: March 16, 2006                   /s/ David W. Keaveney
                                        --------------------------------------
                                    By:  David W. Keaveney
                                    Its: President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 16, 2006                  /s/  David W. Keaveney
                                        --------------------------------------
                                    By:  David W. Keaveney
                                    Its: President, Chief Executive Officer,
                                         Treasurer Director
                                         (Principal Executive Officer, Principal
                                         Financial Officer and Principal
                                         Accounting Officer)


Dated: March 16, 2006                   /s/ Rhonda Keaveney
                                        --------------------------------------
                                    By:  Rhonda Keaveney
                                    Its: Chief Operating Officer, Secretary and
                                         Director

Dated: March 16, 2006                   /s/ Tracey S. Baron
                                        --------------------------------------
                                    Its: Director

                    MOTORSPORTS EMPORIUM INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

                                    CONTENTS


Report of Independent Registered Public Accounting Firm ..................  F-3

Consolidated Balance Sheet................................................  F-4

Consolidated Statements of Operations.....................................  F-6

Consolidated Statements of Stockholders' Equity (Deficit).................  F-7

Consolidated Statements of Cash Flows.....................................  F-8

Notes to the Consolidated Financial Statements............................  F-10

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Motorsports Emporium, Inc. & Subsidiary
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of Motorsports Emporium, Inc. and Subsidiary, as of December 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorsports Emporium, Inc. and Subsidiary, as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

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


/s/ HJ & Associates, LLC
-------------------------------
Salt Lake City, Utah
March 6, 2006

                    MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                                       2005
                                                                    -----------
                                     ASSETS

Cash                                                                $    23,960
Accounts receivable                                                       1,267
Inventory                                                               139,442
Other current assets                                                      7,250
                                                                    -----------
     Total current assets                                               171,919
                                                                    -----------
Fixed assets, net                                                        14,464
Deposits                                                                    295
Intangible assets, net                                                   31,620
                                                                    -----------
     Total assets                                                   $   218,298
                                                                    ===========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses                               $   116,299
Accrued expenses - related parties                                      101,500
Notes payable to shareholders                                           209,889
                                                                    -----------
     Total current liabilities                                          427,688
Preferred B stock, $.05 par value, 3,000,000 shares authorized;
 2,671,897 shares issued and outstanding                                133,595
                                                                    -----------
     Total liabilities                                                  561,283
                                                                    -----------
Preferred A stock, $250 par value, 100,000 shares authorized;
 96 shares issued and outstanding                                        24,000
Common stock; $.001 par value, 500,000,000 shares authorized;
 248,646,803 issued and outstanding                                     248,647
Additional paid-in capital                                            3,586,123
Stock subscription receivable                                           (26,775)
Accumulated deficit                                                  (4,174,980)
                                                                    -----------
     Total stockholders' deficit                                       (342,985)
                                                                    -----------
     Total liabilities and stockholders' deficit                    $   218,298
                                                                    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                    MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year Ended December 31,
                                                     -------------------------------------
                                                         2005                    2004
                                                     -------------           -------------
Retail sales                                         $     222,025           $      22,168
Cost of sales                                              134,517                  10,612
                                                     -------------           -------------
Gross profit                                                87,508                  11,556
                                                     -------------           -------------
Operating expenses:
  Selling, general and administrative                    1,043,426                 342,316
  Depreciation and amortization                             15,510                     917
                                                     -------------           -------------
      Total operating expenses                           1,058,936                 343,233
                                                     -------------           -------------
Operating loss                                            (971,428)               (331,677)
Other income (expense):
  Interest income                                               15                      --
  Interest expense                                         (34,902)                (31,198)
  Rapid Funding settlement expense                              --                (200,000)
  Other income (expense)                                    (4,184)                    991
                                                     -------------           -------------
      Total other income (expense)                         (39,071)               (230,207)
                                                     -------------           -------------

Loss before discontinued operations                     (1,010,499)               (561,884)
Loss from discontinued operations                               --              (1,129,225)
                                                     -------------           -------------
Net loss                                             $  (1,010,499)          $  (1,691,109)
                                                     =============           =============
Net loss per common share:
  Basic:
     Loss from continuing operations                 $       (0.01)          $       (0.01)
     Loss from discontinued operations               $          --           $       (0.02)
     Net loss applicable to common stock             $       (0.01)          $       (0.03)

  Diluted:
     Loss from continuing operations                 $       (0.01)          $       (0.01)
     Loss from discontinued operations               $          --           $       (0.02)
     Net loss applicable to common stock             $       (0.01)          $       (0.03)

Weighted average common shares outstanding:
  Basic                                                194,307,736              59,114,712
                                                     =============           =============
  Diluted                                              194,307,736              59,114,712
                                                     =============           =============

        The accompanying notes are an integral part of these consolidated financial statements.

                    MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                  Common Stock           Preferred Stock A
                                                              ---------------------      -----------------       Paid-In
                                                              Shares         Amount      Shares     Amount       Capital
                                                              ------         ------      ------     ------       -------
Balance, December 31, 2003                                   21,018,228    $  21,018         96    $ 24,000    $ 1,187,031
  Common stock issued for services                          120,662,500      120,662                               655,494
  Sale of stock for cash                                     15,337,500       15,338                                77,288
  Stock issued for debt                                       5,000,000        5,000                                11,150
  Stock issued for assets                                     4,900,000        4,900                                20,580
  Cancellation of shares Rapid Funding Settlement           (36,962,100)     (36,962)                               36,962
  Stock issued for prepaid advertising and promotions         6,000,000        6,000                                30,600
  Preferred stock beneficial conversion feature                                                                     15,000
  Recognition of beneficial conversion feature on
   convertible notes                                                                                                67,600
  Gain on disposition of segment - related party                                                                   289,659
  Preferred stock issued for conversion of note payable                                                           (110,000)
  Amortization of expenses prepaid with common stock
  Net income (loss)
                                                           ------------    ---------    -------    --------    -----------
Balance, December 31, 2004                                  135,956,128      135,956         96      24,000      2,281,364
                                                           ------------    ---------    -------    --------    -----------
  Common stock issued for services                            5,742,845        5,743                               126,745
  Common stock issued for repayment of debt                  19,444,471       19,444                               187,602
  Preferred stock issued for repayment of debt
  Common stock issued for stock option grants                54,700,000       54,700                               733,438
  Sale of stock for cash                                     28,939,723       28,940                               216,060
  Stock issued to executives, officers and directors          3,863,636        3,864                                40,914
  Net income (loss)
  Amortization of expenses prepaid with common stock
                                                           ------------    ---------    -------    --------    -----------
Balance, December 31, 2005                                  248,646,803    $ 248,647         96    $ 24,000    $ 3,586,123
                                                           ============    =========    =======    ========    ===========
                                                                              Stock
                                                             Deferred     Subscriptions      Retained
                                                           Compensation     Receivable       Earnings         Total
                                                           ------------     ----------       --------         -----
Balance, December 31, 2003                                   $      --       $      --     $ (1,458,372)   $   (226,323)
  Common stock issued for services                                                                              776,156
  Sale of stock for cash                                                                                         92,626
  Stock issued for debt                                                                                          16,150
  Stock issued for assets                                                                                        25,480
  Cancellation of shares Rapid Funding Settlement                                                                    --
  Stock issued for prepaid advertising and promotions          (36,600)                                              --
  Preferred stock beneficial conversion feature                                                 (15,000)             --
  Recognition of beneficial conversion feature on
   convertible notes                                                                                             67,600
  Gain on disposition of segment - related party                                                                289,659
  Preferred stock issued for conversion of note payable                                                        (110,000)
  Amortization of expenses prepaid with common stock            17,080                                           17,080
  Net income (loss)                                                                          (1,691,109)     (1,691,109)
                                                             ---------       ---------     ------------    ------------
Balance, December 31, 2004                                     (19,520)             --       (3,164,481)       (742,681)
                                                             ---------       ---------     ------------    ------------
  Common stock issued for services                                                                              132,488
  Common stock issued for repayment of debt                                                                     207,046
  Preferred stock issued for repayment of debt                                                                       --
  Common stock issued for stock option grants                                  (26,775)                         761,363
  Sale of stock for cash                                                                                        245,000
  Stock issued to executives, officers and directors                                                             44,778
  Net income (loss)                                                                          (1,010,499)     (1,010,499)
  Amortization of expenses prepaid with common stock            19,520                                           19,520
                                                             ---------       ---------     ------------    ------------
Balance, December 31, 2005                                   $      --       $ (26,775)    $ (4,174,980)   $   (342,985)
                                                             =========       =========     ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                    MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31,
                                                                  ---------------------------------
                                                                     2005                  2004
                                                                  -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(1,010,499)          $(1,691,109)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                      15,510                54,839
    Amortization of debt discounts                                     10,594                 6,742
    Non-cash loss on extinguishment of debt                             7,618                    --
    Non-cash interest expense associated with beneficial
     conversion feature                                                    --                67,600
    Employee stock based compensation                                 162,999                    --
    Common stock issued to third parties for services                 152,008               793,236
  Changes in assets and liabilities:
    Accounts receivable                                                  (312)                2,945
    Inventory                                                          (5,026)               12,258
    Prepaid expenses                                                   (6,183)               (3,145)
    Accounts payable and accrued expenses                             (80,569)              484,133
    Accrued expenses - related parties                                101,500                    --
                                                                  -----------           -----------
        Net cash used in operating activities                        (652,360)             (272,501)
                                                                  -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Spin off of Ten Stix Gaming                                              --                  (261)
  Expenditures for intangible assets                                  (15,000)                   --
  Purchases of fixed assets                                           (11,207)                   --
                                                                  -----------           -----------
        Net cash used in investing activities                         (26,207)                 (261)
                                                                  -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                              --               197,600
  Repayments of notes payable                                        (198,347)               (8,346)
  Proceeds from issuance of common stock                              245,000                92,626
  Proceeds from exercise of stock options                             643,142                    --
                                                                  -----------           -----------
        Net cash provided by financing activities                     689,795               281,880
                                                                  -----------           -----------

INCREASE (DECREASE) IN CASH                                            11,228                 9,118

CASH, beginning of period                                              12,732                 3,614
                                                                  -----------           -----------
CASH, end of period                                               $    23,960           $    12,732
                                                                  ===========           ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                    MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARY

                                                                    For the Years Ended
                                                                         December 31,
                                                                 --------------------------
                                                                   2005              2004
                                                                 --------          --------
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
  Cash paid for interest                                         $     --          $  3,190
  Cash paid for income taxes                                     $     --          $     --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Common stock issued for services                               $152,008          $793,236
  Common stock issued for extinguishment of debt and
   other liabilities                                             $207,046          $ 16,150
  Common stock issued for intangible assets                      $     --          $ 25,480
  Preferred stock issued for conversion of note payable          $  8,595          $ 15,000
  Gain on disposal of Tex-Stix Gaming                            $     --          $289,659
  Common stock issued for prepaid services                       $     --          $ 36,600

        The accompanying notes are an integral part of these consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Motorsports Emporium, Inc. ("The Company") was incorporated on January 10, 1996 under the laws of the State of Colorado. During 2004, the Company changed its name and stock-trading symbol to Motorsports Emporium, Inc. and MSEP, respectively. On February 6, 2004, Ten Stix Gaming, Inc., a wholly owned subsidiary of the Company was formed. On November 10, 2004, the Company formed Scottsdale Diecast, Inc., a wholly owned subsidiary. The Company divested its efforts to market and develop unique card and other gaming products for the gaming industry by spinning off Ten Stix Gaming, Inc. in 2004 (See Note 5)

During 2004, and through its wholly-owned subsidiary, Scottsdale Diecast, Inc., the Company purchased certain assets from Scalecars Ltd. In exchange for the website www.scalecars.com, inventory items, customer lists, and furniture and fixtures at its retail location in Scottsdale, Arizona, the Company issued 4,900,000 shares of common stock and entered into a note payable for approximately $166,920. As a result of this purchase, the Company is now devoted to selling die cast scale cars and motor sports accessories.

CONCENTRATIONS OF CREDIT RISK

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits.

RECLASSIFICATION

Certain amounts reported in the Company's financial statements for the period ended December 31, 2004 have been reclassified to conform to the current period presentation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

INVENTORY

Inventory is valued at the lower of cost or market. At December 31, 2005, inventory consisted of die cast scale cars, motorsports accessories and brake fluid and related packaging materials. At December 31, 2004, the inventory was made up of die cast scale cars and motor sports accessories.

EQUIPMENT

As a result of the spin off of the Company's wholly owned subsidiary Ten Stix Gaming, Inc., the Company no longer holds any of the equipment it held at December 31, 2003. Depreciation expense for 2004 was for the portion of the year the Company still retained title the equipment. Total depreciation expense was $4,867 and $44,898 for the years ended December 31, 2005 and 2004, respectively. The costs and accumulated depreciation of assets retired, sold, or otherwise disposed of were eliminated from the accounts and any resulting gain or loss was credited or charged to income, or applied to equity, as appropriate.

INTANGIBLE ASSETS

Intangible assets consist of a website development costs and a capitalized license agreement. The website is being amortized over a three year life and the license agreement is being amortized over its contractual life.

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

                           MOTORSPORTS EMPORIUM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ADVERTISING EXPENSE

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2005 and 2004 was $120,668 and $4,315, respectively.

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

INCOME TAXES

The Company recognizes income taxes under the liability method. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts payable, accrued expenses, and notes payable approximate fair value because of the short maturity of these items.

EARNINGS PER COMMON SHARE

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

STOCK-BASED COMPENSATION

The Company's stock options awarded to employees contain a variable exercise price that is dependent upon the market price of the Company's common stock at the date of exercise and, therefore, are accounted for as variable awards. During the year ended December 31, 2005, the Company recognized $162,999 of compensation expense associated with stock options. Under FASB Statement 123, the expense recognition for variable awards is the same under the intrinsic value and the fair value methods. Accordingly, the pro forma disclosures required under FASB Statement 123 are not applicable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                           MOTORSPORTS EMPORIUM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In November 2004, the FASB issued SFAS No. 151 (SFAS 151), "Inventory Costs". SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected have a material impact on the results of operations or financial position of the Company.

In December 2004, the FASB issued SFAS No. 153 (SFAS 153) "Exchange of Non-monetary assets". This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on the Company's financial position or results of operations.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces Accounting Principles Board ("APB") No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on its financial condition or results of operations.

NOTE 2: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. The Company has incurred net losses from operations since inception and has an accumulated deficit of $4,174,980 and a working capital deficit of $255,769 as of December 31, 2005.

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

NOTE 3: FIXED ASSETS

Fixed assets consists of the following at December 31, 2005:

                                                                    2005
                                                                  --------
     Furniture, fixtures and equipment (at cost)                  $ 19,331
     Less accumulated depreciation                                  (4,867)
                                                                  --------
     Fixed assets, net                                            $ 14,464
                                                                  ========

Depreciation expense for continuing operations for the years ended December 31, 2005 and 2004 was $4,867 and $0, respectively.

                           MOTORSPORTS EMPORIUM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4: INTANGIBLE ASSETS

Intangible assets consists of the following at December 31, 2005:

     Capitalized website development costs                        $ 28,180
     License                                                        15,000
                                                                  --------
     Less accumulated amortization                                 (11,560)
                                                                  --------
                                                                  $ 31,620
                                                                  ========

Amortization expense from continuing operations for year ended December 31, 2005 and 2004 was $10,643 and $917, respectively.

As a part of the purchase of Scalecars.com, the company issued 4,900,000 shares of common stock, with a market value of $25,480. The value of these shares was attributed to the website obtained by the Company. Capital expenditures have increased the value of this website. Both the website and the improvements to it are being amortized over a three year life.

During 2005, the Company acquired a license for the exclusive rights to produce and distribute a high performance brake fluid. This license was capitalized at cost and is being amortized over its estimated useful life of ten years.

NOTE 5:  DISCONTINUED OPERATIONS

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

 With the disposition of all the common stock of Ten Stix Gaming, Inc., the Company has completely divested itself of any interest in Ten Stix Gaming, Inc., and the gaming related business. The gain of $289,658 during 2004 resulted in an increase to additional paid in capital since the assets and liabilities were transferred to related parties.

The following is a summary of the discontinued operations:

                           MOTORSPORTS EMPORIUM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    For the Years Ended
                                                        December 31,
                                              --------------------------------
                                                  2005                 2004
                                              -----------          -----------

     Net sales                                $        --          $    90,435
     Total expenses                                    --           (1,163,902)
                                              -----------          -----------

     Operating loss                                    --           (1,073,467)
                                              -----------          -----------

     Other income (expense)
     Other income                                      --                   --
     Interest expense                                  --              (55,758)
                                              -----------          -----------
     Total other income (expense)                      --              (55,758)
                                              -----------          -----------

     Loss from discontinued operations        $        --          $(1,129,225)
                                              ===========          ===========

NOTE 6: NOTES PAYABLE

     1)   Note  payable to  individual,  bearing  interest at zero
          (0)%,  due on demand, unsecured                               14,500

     2)   Note payable to Damascus Group,  LLC,  bearing  interest
          at zero (0)%, due on demand, unsecured                        62,000

     3)   Note payable to shareholder,  due February 16, 2006,
          interest imputed at 8.00% per  annum,  for  payments
          of $7,500 due  quarterly  and the balance due on the
          due date, unsecured, net of unamortized discount of
          $3,531                                                       133,389
                                                                     ---------
                                                                       209,889

             Less current portion                                     (209,889)
                                                                     ---------
             Long term portion                                       $      --
                                                                     =========

Future maturities of long term debt are as follows:

               Year Ended December 31,
               -----------------------
                        2006                                           209,889
                                                                     ---------
                                                                     $ 209,889
                                                                     =========

Notes 1, 2, and 3 are considered to be due to shareholders.

NOTE 7: PREFERRED STOCK CLASSIFIED AS A LIABILITY

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

During 2005, the Company issued an aggregate of 171,897 shares of Preferred Series B stock to an existing stockholder for satisfaction of long-term debt and accrued interest totaling $8,595.

                           MOTORSPORTS EMPORIUM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At December 31, 2005, the outstanding Preferred Series B stock, together with accrued dividends of $17,394, were convertible into 301,976,725 shares of common stock. The Company has classified the Series B Preferred shares as a liability in accordance with the provisions of EITF 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK, as it does not have sufficient authorized shares of common stock to provide for the conversion of all Series B Preferred shares. The Company expects to increase its authorized shares of common stock in the future and, upon doing so, expects to reclassify the Series B Preferred shares into stockholder's equity. However there can be no assurance that such measures will obtain shareholder approval.

The $17,394 of accrued dividends were recognized in interest expense in the accompanying consolidated statements of operations and included in accrued expenses in the accompanying consolidated balance sheet.

NOTE 8: STOCKHOLDERS' EQUITY

PREFERRED STOCK

Each share of Preferred A Series stock may be converted into 200 shares of common stock. No dividend has been designated to preferred shares. During 2004, the par value of the Preferred Series A was changed from $0.01 per share to $250 per share.

COMMON STOCK

On August 10, 2005, the Company issued 26,470,588 shares of restricted common stock to an entity controlled by a Director of the Company for an investment of $225,000. On September 27, 2005, the Company issued 2,469,135 shares of restricted common stock to an Investor for an investment of $20,000. No underwriters were used for either of these offerings. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

During 2005, the Company entered into various transactions with third parties and related parties, whereby the Company issued shares of common stock to satisfy amounts owed. The Company issued an aggregate of 19,444,471 shares of common stock (including 7,338,534 to the Company's CEO) to satisfy $30,000 of long-term debt and $169,428 of accrued expenses. The Company recorded the shares of common stock based on the closing price on the transaction date and recognized an aggregate loss of $7,618 (including a $544 related to the transaction with the Company's CEO) that is included in other income (expense) in the consolidated statement of operations.

During 2005, the Company issued an aggregate of 3,000,000 shares of common stock to the Company's board of directors as compensation for services and issued an additional 863,636 shares of common stock to the Company's CEO for services rendered. The Company also issued an aggregate of 5,742,845 shares of common stock to various third parties and related parties (including 2,742,845 shares to a Director of the Company) for services rendered to the Company. The Company has recorded expense associated with these grants equal to the fair value of the common stock based on the closing price on the date of grant.

NOTE 9: INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

                                            2005                  2004
                                         -----------           -----------
     Deferred tax assets:
       NOL Carryover                     $ 1,030,901           $   640,138

     Deferred tax liabilities:
       Depreciation                               --                    --

     Valuation allowance                  (1,030,901)             (640,138)
                                         -----------           -----------
     Net deferred tax asset              $        --           $        --
                                         ===========           ===========

                           MOTORSPORTS EMPORIUM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

                                          2005                   2004
                                       -----------            ----------
Book income                            $ (394,095)  39%       $ (659,530)  39%
Stock for services/option expense              --    0%          302,700  -18%
Settlement                                     --    0%            5,850    0%
Beneficial conversion                          --    0%           26,364   -2%
Other                                       3,331    0%              247    0%
Valuation allowance                       390,763  -39%          324,369  -19%
                                       -----------            ----------
                                       $       --    0%       $       --    0%
                                       ===========            ==========

At December 31, 2005, the Company had net operating loss carryforwards of approximately $2,600,000 that may be offset against future taxable income from the year 2006 through 2025. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 10: RELATED PARTY TRANSACTIONS

The Company obtained loans from stockholders in totaling $7,600 during 2004. The notes entered into during 2004 were interest bearing and principal and interest were convertible into Preferred Series B Stock. The Company recognized a beneficial conversion feature of $7,262 associated with these loans which was expensed in 2004. During 2005, the Company issued 171,897 shares of common stock upon conversion of these loans.

During 2005, the Company issued an aggregate of 7,338,534 shares of common stock to David Keaveney, the Company's President and CEO, for payment of debt totaling $80,304. A loss of $544 was recorded on this transaction based on the difference between the fair market value of the stock and the debt balance on the date of the transactions.

During 2005, the Company issued an aggregate of 7,510,047 shares of common stock to an existing shareholder for payment of debt totaling $66,243. A loss of $2,171 was recorded on this transaction based on the difference between the fair market value of the stock and the debt balance on the date of the transactions.

During 2005, the Company issued an aggregate of 2,742,845 shares of common stock to a member of the Board of Directors in exchange for non-director services valued at $23,088 based on the fair market value of the stock on the date of the transactions. Such amounts were expensed as incurred.

During 2005, the Company incurred expenses totaling $90,000 for consulting services rendered by a significant shareholder, of which $56,000 was paid by December 31, 2005.

NOTE 11: COMMITMENTS AND CONTINGENCIES

ROYALTIES

Under the terms of the license agreement described in Note 4, the Company is obligated to pay to the licensee a royalty equal to 7% of all revenues generated through the sale of products under this license. No significant royalties were generated in 2005.

LITIGATION

Case Number 05CV5129 X-Clearing Corporation v. MotorSports Emporium, Inc.

                           MOTORSPORTS EMPORIUM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

CASE NUMBER: CV-2005-052607 MOTORSPORTS EMPORIUM, INC. VS. MICHAEL WACHHOLZ

On October 6, 2005, the Company filed an Application for Preliminary Injunction and Order to Show Cause against Mr. Michael Wachholz with the Superior Court in Maricopa County Arizona. The law suit filed by the Company against Mr. Wachholz is for Breach of Contract, Breach of Fiduciary Duty, Intentional Interference with Existing and Prospective Business Relationships, Bad Faith, Failure to Repay a Loan and Preliminary and Permanent Injunctions. The Company has received a court date for March 10, 2006 to show cause. The Company feels very confident that they will prevail in the actions filed against Mr. Wachholz.

NOTE 12: STOCK OPTIONS

A summary of the status of the Company's outstanding stock options as of December 31, 2005 and December 31, 2004 and changes during the periods then ended is presented below:

                                                   2005                       2004
                                          ----------------------       ----------------------
                                                        Weighted                     Weighted
                                                        Average                      Average
                                                        Exercise                     Exercise
                                           Shares        Price         Shares         Price
                                           ------        -----         ------         -----
Outstanding, beginning of period                 --                          --
Granted                                  54,700,000       0.01       65,337,500        0.01
Expired/Cancelled                                --                          --
Exercised                               (54,700,000)      0.01      (65,337,500)       0.01
                                        -----------                 -----------
Outstanding, end of period                       --                          --
                                        ===========                 ===========