Form 10QSB
period 2006-03-31
MOTORSPORTS EMPORIUM, INC.
filed 2006-05-10
CIK 1075993

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

                For the quarterly period ended March 31, 2006; or

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

     The number of shares outstanding of the issuer's common stock, $0.001 par value, as of May 1, 2006 was 369,401,403

     Transitional Small Business Disclosure Format: Yes [ ] No [X]
================================================================================

                           MOTORSPORTS EMPORIUM, INC.
                              REPORT ON FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2006

                                      INDEX
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION...............................................  3

     Item 1. Financial Statements............................................  3

          Consolidated Balance Sheet.........................................  3

          Consolidated Statements of Operations..............................  4

          Consolidated Statements of Cash Flows..............................  5

          Notes..............................................................  6

     Item 2. Management's Discussion and Analysis or Plan of Operation....... 10

     Item 3. Controls and Procedures......................................... 13

PART II - OTHER INFORMATION.................................................. 14

     Item 1. Legal Proceedings............................................... 14

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..... 14

     Item 3. Defaults Upon Senior Securities................................. 15

     Item 4. Submission of Matters to a Vote of Security Holders............. 15

     Item 5. Other Information............................................... 15

     Item 6. Exhibits........................................................ 16

SIGNATURES................................................................... 16

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS.

                           MOTORSPORTS EMPORIUM, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                     March 31,
                                                                       2006
                                                                    -----------
                                                                    (unaudited)

                                     ASSETS

Cash                                                                $    27,046
  Accounts receivable                                                       737
  Inventory                                                             138,173
  Other current assets                                                   78,500
                                                                    -----------
      Total current assets                                              244,456
                                                                    -----------
Fixed assets, net                                                        15,020
Deposits                                                                    295
Intangible assets, net                                                   28,522
                                                                    -----------
     Total assets                                                   $   288,293
                                                                    ===========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses                               $   133,575
Accrued expenses - related parties                                      114,000
Deferred revenue                                                          8,355
Notes payable to stockholders                                           205,920
                                                                    -----------
      Total current liabilities                                         461,850
                                                                    -----------
Preferred B stock, $.05 par value, 3,000,000 shares authorized;
2,671,897 shares issued and outstanding                                 133,595
                                                                    -----------
      Total liabilities                                                 595,445
                                                                    -----------
Preferred A stock, $250 par value, 100,000 shares authorized;
  96 shares issued and outstanding                                       24,000
Common stock; $.001 par value, 500,000,000 shares authorized;
  326,723,703 shares issued and outstanding                             326,724
Additional paid-in capital                                            3,873,016
Stock subscription receivable                                           (31,943)
Accumulated deficit                                                  (4,498,949)
                                                                    -----------
      Total stockholders' deficit                                      (307,152)
                                                                    -----------
      Total liabilities and stockholders' deficit                   $   288,293
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended March 31,
                                                     -------------------------------------
                                                          2006                    2005
                                                     -------------           -------------
Retail sales                                         $      28,984           $      50,586
Cost of sales                                               13,321                  30,076
                                                     -------------           -------------
      Gross profit                                          15,663                  20,510
                                                     -------------           -------------
Operating expenses:
  Selling, general and administrative                      330,835                 333,456
  Depreciation                                               1,473                     750
  Amortization                                               3,098                   3,415
                                                     -------------           -------------
      Total operating expenses                             335,406                 337,621
                                                     -------------           -------------
Operating loss                                            (319,743)               (317,111)
Other income (expense):
  Interest income                                               40                      --
  Interest expense                                          (7,167)                 (2,086)
  Other income (expense)                                     2,901                      --
                                                     -------------           -------------
     Total other income (expense)                           (4,226)                 (2,086)
                                                     -------------           -------------
Net loss                                             $    (323,969)          $    (319,197)
                                                     =============           =============

Net loss per common share:
   Basic                                             $       (0.00)          $       (0.00)
   Diluted                                           $       (0.00)          $       (0.00)

Weighted average common shares outstanding:
   Basic                                               274,761,057             141,817,224
                                                     =============           =============
   Diluted                                             274,761,057             141,817,224
                                                     =============           =============

          See accompanying notes to consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended March 31,
                                                            -----------------------------
                                                              2006                2005
                                                            ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(323,969)          $(319,197)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                               4,571               4,164
    Amortization of debt discount                               3,531                 179
    Employee stock based compensation                          32,253                  --
    Third party stock based compensation                       75,250              19,520
  Changes in assets and liabilities:
    Accounts receivable                                           530              (2,124)
    Inventory                                                   1,269              19,469
    Prepaid expenses                                            3,750                  --
    Deferred revenue                                            8,355                  --
    Accounts payable and accrued expenses                      29,776             (18,388)
                                                            ---------           ---------
         Net cash used in operating activities               (164,684)           (296,377)
                                                            ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                    (2,029)            (10,100)
                                                            ---------           ---------
         Net cash used in investing activities                 (2,029)            (10,100)
                                                            ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                                  (7,500)           (170,847)
  Proceeds from issuance of common stock                       15,000             524,654
  Proceeds from exercise of stock options                     162,299                  --
                                                            ---------           ---------
         Net cash provided by financing activities            169,799             353,807
                                                            ---------           ---------

INCREASE IN CASH                                                3,086              47,330

CASH, beginning of period                                      23,960              12,732
                                                            ---------           ---------
CASH, end of period                                         $  27,046           $  60,062
                                                            =========           =========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                    $      --           $      --
                                                            =========           =========
  Cash paid for income taxes                                $      --           $      --
                                                            =========           =========
Non-cash financing and investing activities:
  Issuance of common stock for prepaid expenses             $  75,000           $      --
                                                            =========           =========

          See accompanying notes to consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2: MATERIAL EVENTS

STOCK ISSUANCES

During the first quarter of 2006, the Company issued the following shares of common stock:

     * 33,726,900 for consulting services, including 25,693,738 shares to a director
     *    40,600,000 for the issuance of stock options to employees
     *    3,750,000 issued in connection with equity offerings

Such share issuances were recorded at market prices with an aggregate value of $364,971, of which $75,000 is for services to be rendered in the future and is reflected as a prepaid expense in the accompanying balance sheet at March 31, 2006.

CHANGE IN DIRECTORS

Effective April 5, 2006, Tracey S. Baron resigned from the Board of Directors of the Company.

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. The Company has incurred net losses from operations since inception and has a stockholders' deficit of $307,152 and a working capital deficit of $217,394 as of March 31, 2006.

The Company's has redeveloped its strategic expansion plan for 2006 that will allow the Company to focus its efforts more on its high performance brake fluid, GS610 and launch new product lines. The Company is currently increasing its advertising by obtaining licensing agreements with professional race drivers as part of this strategic plan. The Company will continue to sell its entire product line to motor sports enthusiasts who participate in automobile racing, die cast collectables, automobile restoration, high-performance accessories, motor sports-related collectibles, automobile and racing art, driver's apparel, race venues and product licensing.

Although the Company has obtained short-term loans, in the absence of long-term financial support, there can be no assurance that additional financing can be obtained from conventional sources.

                           MOTORSPORTS EMPORIUM, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT)

NOTE 4: COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

At March 31, 2006, future minimum annual lease payments under operating lease agreements are as follows:

                           2006                     27,500
                     Thereafter                         --
                                                   -------
                          Total                    $27,500
                                                   =======

OTHER COMMITMENTS

N/A

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

CASE NUMBER: CV-2005-052607 MOTORSPORTS EMPORIUM, INC. VS. MICHAEL WACHHOLZ

     On October 6, 2005, the Company filed an Application for Preliminary Injunction and Order to Show Cause against Mr. Michael Wachholz with the Superior Court in Maricopa County Arizona for breach of contract, breach of fiduciary duty, intentional interference with existing and prospective business relationships, bad faith, failure to repay a loan and preliminary and permanent injunctions. A hearing was scheduled for March 10, 2006 to show cause resulting in a further court date scheduled for August 2006. The Company feels confident that it will prevail on the merits in the actions filed against Mr. Wachholz.

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

                           MOTORSPORTS EMPORIUM, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT)

NOTE 4: NOTES PAYABLE TO SHAREHOLDERS

During the first quarter of fiscal 2006, the Company renegotiated an outstanding note payable of $129,240. Under the terms of the renegotiated instrument, the Company is obligated to make quarterly principal payments of $7,500, with the remaining principal due February 16, 2007. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19: DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, and, therefore, this renegotiation did not result in the recognition of a gain or loss.

NOTE 5: COMMON STOCK

During the first quarter of fiscal 2006, the Company issued an aggregate of 3,750,000 shares of common stock to two accredited investors in exchange for an aggregate $15,000 in cash.

During the first quarter of fiscal 2006, the Company issued an aggregate of 25,693,738 shares of common stock to Tracey Baron, a director of the Company. These shares, valued at $110,280, were issued for services rendered during the period and as advance payment for the $75,000 remaining balance of Mr. Baron's consulting agreement. Mr. Baron will continue to perform consulting services for the company until the expiration of the agreement. This advance payment has been reflected as a prepaid expense in the accompanying balance sheet at March 31, 2006 and will be amortized on a straight line basis as the related services are performed.

During the first quarter, the Company also issued an aggregate of 2,992,346 and 5,040,816 shares, respectively, for consulting services, , valued at $14,862 and $25,108, respectively.

All share grants were valued based on quoted market prices on the date of grant and, except with respect to the $75,000 advance mentioned above, all amounts were expensed during the first quarter of fiscal 2006.

NOTE 6: STOCK OPTIONS

The Company's stock options awarded to employees contain a variable exercise price that is dependent upon the market price of the Company's common stock at the date of exercise and, therefore, are accounted for as variable awards. During the first quarter of fiscal 2006, the Company recognized $32,253, respectively, of compensation expense associated with stock options.

As of March 31, 2006 the Company had 9,000,000 stock options outstanding. However, the shares associated with these stock options have already been issued and are held in trust by the clearing agent. Such shares are reflected in our total shares outstanding and in the balance of stockholders equity in our consolidated balance sheet, with the estimated proceeds recorded as a stock subscription receivable. Because the shares associated with stock options have already been issued and are included in basic shares outstanding, the Company's stock options have no further dilutive effect in computing diluted earnings per share.

As of March 31, 2006, the Company had 750,000 stock options that were exercised but for which the related proceeds had not been received. Such proceeds are reflected as a stock subscription receivable in the accompanying balance sheet.

NOTE 7: PREFERRED STOCK CLASSIFIED AS A LIABILITY

The holders of Series B Preferred Stock shall be entitled to receive cumulative dividends at the rate of ten percent (10%) per annum on the face value ($.05 per share). All dividends when paid shall be payable in cash unless any holder of the Series B Preferred Stock elects to have the dividends paid in shares of the Series B Preferred Stock. Each share of Preferred Series B Stock can be converted into common stock. The rate at which they can be converted is determined by dividing the face value plus the amount of any accrued but unpaid fees thereon by $0.0005. No dividends had been declared by the Company as of May 1, 2006.

                           MOTORSPORTS EMPORIUM, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT)

At March 31, 2006, the outstanding Preferred Series B stock, together with accrued dividends of $21,029, were convertible into 309,247,905 shares of common stock. The Company has classified the Series B Preferred shares as a liability in accordance with the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, as it does not have sufficient authorized shares of common stock to provide for the conversion of all Series B Preferred shares. The Company expects to increase its authorized shares of common stock in the future and, upon doing so, expects to reclassify the Series B Preferred shares into stockholder's equity. However there can be no assurance that such measures will obtain shareholder approval.

All  accrued   dividends  have  been  recognized  as  interest  expense  in  the accompanying consolidated statements of operations and such dividends are included in accrued expenses in the accompanying consolidated balance sheet.

NOTE 8: NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. The Company has excluded the 309,247,905 shares of common stock issuable upon conversion of Series B Preferred Stock as the effects of such conversion are antidilutive. The Company has no other potentially dilutive securities.

NOTE 9: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R will be effective for periods beginning after December 15, 2005. As the Company's share-based compensation transactions consist of variable awards that are treated the same under the intrinsic method and the fair-value method, the adoption of SFAS 123R did not impact the Company's financial condition or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the quarter ended March 31, 2006, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in
Item 1 of this Quarterly Report, as well as the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

EXECUTIVE OVERVIEW

During 2005, we transformed our business away from the gaming operations of Ten Stix, Inc. and began to develop a diverse business entity in the motor sports industry, targeting enthusiasts who participate in automobile racing, die cast collectible cars, automobile restoration, high-performance accessories, motor sports-related collectibles, automotive and racing art, as well as driver's apparel, race venues and product licensing. We initiated operations by selling die-cast collectibles in December 2004, under the name ScaleCars.com and have been steadily expanding our product portfolio to include race worn memorabilia from well known professional racing drivers and sell these products through our DriversDigs.com division. We sell our automotive and race related art work through PitStopStudios.com, another division of the Company. We also have expanded our product portfolio through Quadriga MotorSports.com with an acquisition of an exclusive license to manufacture and distribute GS610(TM) Maximum Performance Brake Fluid(TM), a high quality performance brake fluid. Finally, we recently launched CleanCarCareKit.com, our new car care product line, Luyendyk Pro Series(TM), consisting of high performance specialty car care products expected to be commercially available in June 2006.

We have begun to focus our efforts more on our high performance brake fluid and specialty car care product lines under the QuadrigaMotorsports.com web site. We expect to generate revenues from these businesses in the current fiscal year.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Total revenue for the first three months of 2006 and 2005 were $28,984 and $50,586, respectively (a decrease of $21,602), consisting primarily of the sale of diecast collectibles. The decrease in revenue is attributable to management's focus away from an exclusive diecast merchandising business toward developing its new line of businesses, including its brake fluid line and its car care product line.

During the first three months of 2006, we incurred operating expenses of $335,406 compared to $337,621 of operating expenses incurred during the first three months of 2005 (a decrease of $2,621). Operating expenses for the first three months of 2006 primarily consisted of: (i) $330,835 of selling, general and administrative expenses compared to $333,456 of selling, general and administrative expenses incurred during the first three months of 2005; (ii) $1,473 of depreciation expense compared to $750 of depreciation expense incurred during the first three months of 2005; and (iii) $3,098 of amortization expense compared to $3,415 of amortization expense incurred during the first three months of 2005. We also incurred $7167 of interest expense during the first three months of 2006 as compared to $2,086 incurred during the first three months of 2005. The decrease in operational expenses during the first three months of 2006 compared to the first three months of 2005 was primarily due to reduced consulting and marketing related expenses in connection with cost containment initiatives.

Our net loss during the first three months of 2006 was $323,969 or $0.00 per common share compared to a net loss of approximately $319,197 or $0.00 per common share during the first three months of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our future success and viability is primarily dependent upon our ability to increase operating cash flows and develop new business opportunities. We will continue marketing, promoting and operating our die cast replica car business, while seeking growth opportunities to develop a diverse business entity within the motor sports industry. Our plan of operation for the next 12 months is to develop existing business lines and to seek the acquisition of assets, property or businesses that may benefit us and our shareholders. Because we have minimal capital resources, management anticipates that to achieve any such acquisition, we may be required to issue shares of our stock as consideration for such acquisition. In the event that we contact or is contacted by a private company or other entity, which may be considering a merger with or into us, it is possible that we would be required to raise additional funds in order to accomplish the transaction. Such transactions would be evaluated on a case by case basis.

During the next 12 months, our foreseeable cash requirements will relate to continuing to develop the operations of our wholly owned subsidiary and business divisions, maintaining our good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business venture. Because we have not identified any such venture as of the date of this Report, it is impossible to predict the costs. Additionally, we may experience a liquidity predicament and be required to raise additional capital. Historically, we have relied upon internally generated funds and funds from the sale of shares of stock and loans from our shareholders and private investors to finance our operations and growth. Management may raise additional capital through future public or private offerings of our stock or through loans from private investors, although there can be no assurance that we will be able to obtain such financing. Our failure to do so would have a material and adverse affect upon us and our shareholders.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should we be unable to continue our operations.

Three Months Ended March 31, 2006

For the first three months of 2006, net cash used by operating activities was $164,684 compared to $296,377 for the first three months of 2005. Our net loss for the first three months of 2006 exceeded our net operating cash outflows during the same period primarily due to the fact that $115,605 of our operating expenses were noncash stock-based compensation, depreciation, amortization and interest charges.

For the first three months of 2006 and 2005, net cash used in investing activities was $2,029 and $10,100, consisting exclusively of purchases of equipment.

For the first three months of 2006 and 2005, net cash provided by financing activities was $169,799 and $353,807. In the first three months of 2006, we generated $177,299 from the sale of common stock and exercise of stock options, of which $7,500 was used to repay a portion of our long-term debt. In the first three months of 2005, we generated $524,654 from the sale of common stock and exercise of stock options, of which $170,847 was used to repay a portion of our long-term debt.

As of March 31, 2006, our current assets were $244,456 and our current liabilities were $461,850 resulting in a working capital deficit of $217,394. Included in the current liabilities are notes payable to shareholders of $205,920, of which $129,420 was renegotiated and extended in the three months ended March 31, 2006. The Company also had a stockholders' deficit of $307,152 at March 31, 2006.

The Company has generated little revenue from operations, has a working capital deficit and a retained earnings deficit. Therefore, in our most recently filed Form 10-KSB, our auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management believes that it can maintain its status as a going concern based on its ability to raise funds pursuant to future public and private offerings and to obtain advances and minimize operating expenses by not duplicating or incurring needless expenses.

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

CASE NUMBER: CV-2005-052607 MOTORSPORTS EMPORIUM, INC. VS. MICHAEL WACHHOLZ

On October 6, 2005, the Company filed an Application for Preliminary Injunction and Order to Show Cause against Mr. Michael Wachholz with the Superior Court in Maricopa County Arizona for breach of contract, breach of fiduciary duty, intentional interference with existing and prospective business relationships, bad faith, failure to repay a loan and preliminary and permanent injunctions. A hearing was scheduled for March 10, 2006 to show cause resulting in a further court date scheduled for August 2006. The Company feels confident that it will prevail on the merits in the actions filed against Mr. Wachholz.

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

ISSUANCE OF REGISTERED SECURITIES

During the three months ended March 31, 2006, the Company authorized and issued 40,600,000 unrestricted shares of common stock to employees pursuant to the terms of that certain MotorSports Emporium, Inc. 2004 Employee Stock Incentive Plan No. 3. No underwriters were used. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on December 16, 2004 and pursuant to an Order of Effective Registration by Qualification pursuant to
Section 44-1891 of the Securities Act of Arizona that was granted on January 13, 2005.

During the three months ended March 31,2006, the Company authorized and issued an aggregate of 25,693,738 shares of its restricted common stock to Tracey Baron, a director of the Company, valued at $110,280 as compensation for services rendered during the quarter and for future services to be rendered through February 2007 . These shares were registered in the aforesaid Form S-8.

On March 1, 2006, the Company issued 1,000,000 shares to a third party for consulting services valued at $5,100. These shares were registered in the aforesaid Form S-8.

On March 7, 2006, the Company issued 1,992,346 shares to a third party for legal services valued at $9,762. These shares were registered in the aforesaid Form S-8.

On March 9, 2006, the Company issued 3,000,000 shares to a third party for consulting services valued at $14,700. These shares were registered in the aforesaid Form S-8.

On March 10, 2006, the Company issued 1,992,346 shares to a third party for consulting services valued at $10,408. These shares were registered in the aforesaid Form S-8.

SUBSEQUENT ISSUANCE OF UNREGISTERED SECURITIES

None.

SUBSEQUENT ISSUANCE OF REGISTERED SECURITIES

Subsequent to March 31, 2006, the Company authorized and issued 12,677,790 unrestricted shares of common stock to consultants and 30,000,000 shares of common stock to employees pursuant to the terms of that certain MotorSports Emporium, Inc. 2006 Employee Stock Incentive Plan. The securities were registered under Securities Act of 1933 on Form S-8, which became effective on January 26, 2006, and pursuant to an Order of Effective Registration by Qualification pursuant to Section 44-1891 of the Securities Act of Arizona that was granted on February 27, 2006

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the shareholders during the quarter ended September 30, 2005.

ITEM 5. OTHER INFORMATION.

PRESS RELEASES

April 12, 2006 MotorSports Emporium Announces New Product Line
April 11, 2006 MotorSports Emporium Announces Indianapolis 500 Ticket Giveaway April 11, 2006 MOTORSPORTS EMPORIUM, INC. Files SEC form 8-K, Change in Directors or Principal
April 6, 2006 NASCAR's Superstar Kasey Kahne Uses GS610(TM) Brake Fluid in World of Outlaws(R) Team Car
April 2, 2006 MotorSports Emporium Explains Lawsuit Against Michael G. Wachholz Preliminary Injunction Hearing
March 30, 2006 MotorSports Emporium Comments on Hearing

March 28, 2006 MotorSports Emporium Explains New Strategy
March 25, 2006 MOTORSPORTS EMPORIUM, INC. Financials
March 22, 2006 GS610(TM) Enters Australian Market
March 16, 2006 MotorSports Emporium Releases Year-End Results
March 16, 2006 MOTORSPORTS EMPORIUM, INC. Files SEC form 10KSB, Annual Report March 6, 2006 MotorSports Emporium Inc. Enters NASCAR Busch Series
February 22, 2006 MSEP Officially Supplies IRL Championship Team
February 15, 2006 MotorSports Emporium Enters NASCAR Grand National West Series February 13, 2006 MotorSports Emporium Elevates Interest in NASCAR
February 9, 2006 CEO of MotorSports Emporium Inc. Provides Significant Progress Report and Update at SmallCapVoice.com
February 6, 2006 MotorSports Emporium Gears up for 2006 Racing Series

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

    Exhibit 31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

    Exhibit 32* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

----------
* In accordance with SEC Release No. 34-47986, this Exhibit is hereby furnished to the Securities and Exchange Commission as an accompanying document and is not deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

(b) Reports on Form 8-K.

     Form 8-K Current Report filed on April 11, 2006 (reporting on Item 5.02).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MOTORSPORTS EMPORIUM, INC.


Date: May 10, 2006                   /s/ David Keaveney
                                     -------------------------------------------
                                     David Keaveney
                                     President/Treasurer/Chief Executive Officer
                                     (Principal Executive Officer and
                                     Principal Financial Officer)