Form 10QSB
period 2006-06-30
MOTORSPORTS EMPORIUM, INC.
filed 2006-08-14
CIK 1075993

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

                For the quarterly period ended June 30, 2006; or

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

     The number of shares outstanding of the issuer's common stock, $0.001 par value, as of August 1, 2006 was 452,233,400 shares. [ ]

     Transitional Small Business Disclosure Format: Yes [ ] No [X]
================================================================================

                           MOTORSPORTS EMPORIUM, INC.
                              REPORT ON FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2006

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION...............................................  3

     Item 1. Financial Statements............................................  3

          Consolidated Balance Sheets........................................  3

          Consolidated Statements of Operations..............................  4

          Consolidated Statements of Cash Flows..............................  5

          Notes..............................................................  6

     Item 2. Management's Discussion and Analysis or Plan of Operation.......  9

     Item 3. Controls and Procedures......................................... 12

PART II - OTHER INFORMATION.................................................. 13

     Item 1. Legal Proceedings............................................... 13

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..... 13

     Item 3. Defaults Upon Senior Securities................................. 13

     Item 4. Submission of Matters to a Vote of Security Holders............. 13

     Item 5. Other Information............................................... 13

     Item 6. Exhibits........................................................ 14

SIGNATURES................................................................... 14

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                           MOTORSPORTS EMPORIUM, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                             June 30,             December 31,
                                                                               2006                  2005
                                                                            -----------           -----------
                                                                            (unaudited)
                                    ASSETS

Cash                                                                        $    22,355           $    23,960
Accounts receivable                                                                 180                 1,267
Inventory                                                                       129,870               139,442
Other current assets                                                             56,675                 7,250
                                                                            -----------           -----------
     Total current assets                                                       209,080               171,919
                                                                            -----------           -----------
Fixed assets, net                                                                13,509                14,464
Deposits                                                                            295                   295
Intangible assets, net                                                           25,424                31,620
                                                                            -----------           -----------
     Total assets                                                           $   248,308           $   218,298
                                                                            ===========           ===========

                      LIABILITIES & STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses                                       $   190,120           $   116,299
Accrued expenses - related parties                                              144,000               101,500
Notes payable to stockholders                                                   198,420               209,889
                                                                            -----------           -----------
     Total current liabilities                                                  532,540               427,688
                                                                            -----------           -----------
Preferred B stock, $.05 par value, 3,000,000 shares authorized;
2,671,897 shares issued and outstanding                                         133,595               133,595
                                                                            -----------           -----------
     Total liabilities                                                          666,135               561,283
                                                                            -----------           -----------
Preferred A stock, $250 par value, 100,000 shares authorized;
 96 shares issued and outstanding                                                24,000                24,000
Common stock; $.001 par value, 500,000,000 shares authorized;
 428,312,592 and 248,646,803 shares issued and outstanding, respectively        428,313               248,647
Additional paid-in capital                                                    4,063,310             3,586,123
Stock subscription receivable                                                   (53,872)              (26,775)
Accumulated deficit                                                          (4,879,578)           (4,174,980)
                                                                            -----------           -----------
     Total stockholders' deficit                                               (417,827)             (342,985)
                                                                            -----------           -----------
     Total liabilities and stockholders' deficit                            $   248,308           $   218,298
                                                                            ===========           ===========

          See accompanying notes to consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended June 30,          Six Months Ended June 30,
                                               -----------------------------       -----------------------------
                                                   2006             2005               2006             2005
                                               ------------     ------------       ------------     ------------
Retail sales                                   $     48,592     $     76,303       $     77,576     $    126,889
Cost of sales                                        30,973           48,588             44,294           78,664
                                               ------------     ------------       ------------     ------------
Gross profit                                         17,619           27,715             33,282           48,225
                                               ------------     ------------       ------------     ------------
Operating expenses:
  Selling, general and administrative               347,974          231,010            678,809          564,466
  Depreciation                                        1,511              786              2,984            1,536
  Amortization                                        3,098            2,348              6,196            5,763
                                               ------------     ------------       ------------     ------------
      Total operating expenses                      352,583          234,144            687,989          571,765
                                               ------------     ------------       ------------     ------------
Operating loss                                     (334,964)        (206,429)          (654,707)        (523,540)
Other income (expense):
  Interest income                                         8                9                 48                9
  Interest expense                                   (7,184)          (3,442)           (14,351)          (5,528)
  Other income (expense)                              2,008               --              4,909               --
  Loss on settlement of debt                        (40,496)              --            (40,496)              --
                                               ------------     ------------       ------------     ------------
      Total other income (expense)                  (45,664)          (3,433)           (49,890)          (5,519)
                                               ------------     ------------       ------------     ------------
Net loss                                       $   (380,628)    $   (209,862)      $   (704,597)    $   (529,059)
                                               ============     ============       ============     ============
Net loss per common share:
  Basic                                        $      (0.00)    $      (0.00)      $      (0.00)    $      (0.00)
  Diluted                                      $      (0.00)    $      (0.00)      $      (0.00)    $      (0.00)

Weighted average common shares outstanding:
  Basic                                         372,395,623      175,005,016        323,578,340      166,997,795
                                               ============     ============       ============     ============
  Diluted                                       372,395,623      175,005,016        323,578,340      166,997,795
                                               ============     ============       ============     ============

          See accompanying notes to consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended June 30,
                                                           ---------------------------
                                                             2006              2005
                                                           ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(704,597)        $(529,059)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                              9,180             7,298
    Amortization of debt discount                              3,531               179
    Amortization of expenses paid with common stock               --            19,520
    Employee stock based compensation                         64,488                --
    Third party stock based compensation                     152,234             6,210
  Changes in assets and liabilities:
    Accounts receivable                                        1,087            (7,794)
    Inventory                                                  9,572            52,839
    Prepaid expenses                                          25,575            (5,000)
    Accounts payable and accrued expenses                    116,321           (24,916)
                                                           ---------         ---------
         Net cash used in operating activities              (322,609)         (480,723)
                                                           ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                   (2,029)          (11,207)
                                                           ---------         ---------
         Net cash used in investing activities                (2,029)          (11,207)
                                                           ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                                (15,000)         (178,024)
  Proceeds from issuance of common stock                      15,000           655,810
  Stock subscriptions receivable                                  --            31,798
  Proceeds from exercise of stock options                    323,033                --
                                                           ---------         ---------
         Net cash provided by financing activities           323,033           509,584
                                                           ---------         ---------

INCREASE IN CASH                                              (1,605)           17,654

CASH, beginning of period                                     23,960            12,732
                                                           ---------         ---------
CASH, end of period                                        $  22,355         $  30,386
                                                           =========         =========

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                                            --                --
Cash paid for income taxes                                        --                --

Non-cash financing and investing activities:
  Issuance of common stock for prepaid expenses               75,000                --

          See accompanying notes to consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
                            (FORMERLY TEN STIX, INC)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2: MATERIAL EVENTS

STOCK ISSUANCES

During the second quarter of 2006, the Company issued the following shares of common stock:

     *    24,032,889 for consulting services
     *    77,556,000 for the issuance of stock options to employees

Such share issuances were recorded at market prices with an aggregate value of $291,883..

CHANGE IN DIRECTORS

Effective April 5, 2006, Tracey S. Baron resigned from the Board of Directors of the Company.

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. The Company has incurred net losses from operations since inception and has a stockholders' deficit of $417,827 and a working capital deficit of $323,460 as of June 30, 2006.

The Company's has redeveloped its strategic expansion plan for 2006 that will allow the Company to focus its efforts more on its high performance specialty car care products. The Company is currently increasing its advertising by obtaining licensing agreements with professional race drivers as part of this strategic plan. The Company will continue to sell its entire product line to motor sports enthusiasts who participate in automobile racing, die cast collectables, automobile restoration, high-performance accessories, motor sports-related collectibles, automobile and racing art, driver's apparel, race venues and product licensing.

Although the Company has obtained short-term loans, in the absence of long-term financial support, there can be no assurance that additional financing can be obtained from conventional sources.

                           MOTORSPORTS EMPORIUM, INC.
                            (FORMERLY TEN STIX, INC)
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT)


NOTE 4: COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

At June 30, 2006, future minimum annual lease payments under operating lease agreements are as follows:

                           2006          12,500
                     Thereafter              --
                                       --------
                          Total        $ 12,500
                                       ========

LITIGATION

We currently are involved in a variety of legal matters. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

CASE NUMBER 05CV5129 X-CLEARING CORPORATION V. MOTORSPORTS EMPORIUM, INC.

During the third quarter of 2005, the Company was made a defendant in the matter of X-Clearing Corporation, FKA Global Stock Transfer and Global Securities Transfer v. Ten Stix, Inc., NKA MotorSports Emporium, Inc., filed on July 1, 2005, in the District Court for the City and County of Denver Colorado, case number 05CV5129. The plaintiff alleged breach of contract, collection of debts owed and bad faith pertaining to activities of prior management and sought damages in excess of $35,000. In July 2006, a judgment was entered in favor of X-Clearing Corporation against MotorSports Emporium (f/k/a Ten Stix, Inc.) for the principal amount of $16,856.28 plus prejudgment interest of $3,639.78, in addition to costs and reasonable attorney fees, which we are estimating to be $20,000. Such amounts have been accrued in other income (expense) in the accompanying consolidated income statement for the three and six months ended June 30, 2006.

CASE NUMBER: CV-2005-052607 MOTORSPORTS EMPORIUM, INC. VS. MICHAEL WACHHOLZ

On October 6, 2005, the Company filed an Application for Preliminary Injunction and Order to Show Cause against Mr. Michael Wachholz with the Superior Court in Maricopa County Arizona for breach of contract, breach of fiduciary duty, intentional interference with existing and prospective business relationships, bad faith, failure to repay a loan and preliminary and permanent injunctions. MotorSports Emporium settled its lawsuit against Michael G. Wachholz in June 2006. In the settlement, no party admitted fault or liability. The $5,000 loan owed to MSEP by Wachholz, which had been fully reserved for prior to the quarter ended June 30, 2006, has been written off and will no longer be collected. The license agreement between MSEP and Wachholz remains in full force and effect with MotorSports Emporium having exclusive control and ownership rights of the web site www.gs610.com during the balance of the license agreement.

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

NOTE 5: COMMON STOCK

During the second quarter of 2006, the Company issued an aggregate of 24,032,889 shares valued at $76,984 for consulting services. All share grants were valued based on quoted market prices on the date of grant and were expensed during the second quarter of fiscal 2006.

                           MOTORSPORTS EMPORIUM, INC.
                            (FORMERLY TEN STIX, INC)
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT)


NOTE 6: STOCK OPTIONS

The Company's stock options awarded to employees contain a variable exercise price that is dependent upon the market price of the Company's common stock at the date of exercise and, therefore, are accounted for as variable awards. During the second quarter of fiscal 2006, the Company recognized $32,235, respectively, of compensation expense associated with stock options.

As of June 30, 2006 the Company had 27,838,000 stock options outstanding. However, the shares associated with these stock options have already been issued and are held in trust by the clearing agent. Such shares are reflected in our total shares outstanding and in the balance of stockholders equity in our consolidated balance sheet, with the estimated proceeds recorded as a stock subscription receivable. Because the shares associated with stock options have already been issued and are included in basic shares outstanding, the Company's stock options have no further dilutive effect in computing diluted earnings per share.

NOTE 7: PREFERRED STOCK CLASSIFIED AS A LIABILITY

The holders of Series B Preferred Stock shall be entitled to receive cumulative dividends at the rate of ten percent (10%) per annum on the face value ($.05 per share). All dividends when paid shall be payable in cash unless any holder of the Series B Preferred Stock elects to have the dividends paid in shares of the Series B Preferred Stock. Each share of Preferred Series B Stock can be converted into common stock. The rate at which they can be converted is determined by dividing the face value plus the amount of any accrued but unpaid fees thereon by $0.0005. No dividends had been declared by the Company as of June 30, 2006.

At June 30, 2006, the outstanding Preferred Series B stock, together with accrued dividends of $24,752, were convertible into 316,693,906 shares of common stock. The Company has classified the Series B Preferred shares as a liability in accordance with the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, as it does not have sufficient authorized shares of common stock to provide for the conversion of all Series B Preferred shares. The Company expects to increase its authorized shares of common stock in the future and, upon doing so, expects to reclassify the Series B Preferred shares into stockholder's equity. However there can be no assurance that such measures will obtain shareholder approval.

All  accrued   dividends  have  been  recognized  as  interest  expense  in  the accompanying consolidated statements of operations and such dividends are included in accrued expenses in the accompanying consolidated balance sheet.

NOTE 8: NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. The Company has excluded the 316,693,906 shares of common stock issuable upon conversion of Series B Preferred Stock as the effects of such conversion are antidilutive. The Company has no other potentially dilutive securities.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the quarter ended June 30, 2006, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

EXECUTIVE OVERVIEW

During 2005, we transformed our business away from the gaming operations of Ten Stix, Inc. and began to develop a diverse business entity in the motor sports industry, targeting enthusiasts who participate in automobile racing, die cast collectible cars, automobile restoration, high-performance accessories, motor sports-related collectibles, automotive and racing art, as well as driver's apparel, race venues and product licensing. We initiated operations by selling die-cast collectibles in December 2004, under the name ScaleCars.com and have been steadily expanding our product portfolio to include race worn memorabilia from well known professional racing drivers and sell these products through our DriversDigs.com division. We sell our automotive and race related art work through PitStopStudios.com, another division of the Company. We also have expanded our product portfolio through Quadriga MotorSports.com with an acquisition of an exclusive license to manufacture and distribute GS610(TM) Maximum Performance Brake Fluid(TM), a high quality performance brake fluid. Finally, we recently launched CleanCarCareKit.com, our new car care product line, Luyendyk Pro Series(TM), consisting of high performance specialty car care products expected to be commercially available in the summer of 2006.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Total revenue for the first six months of 2006 and 2005 were $77,576 and $126,889, respectively (a decrease of $49,313), consisting primarily of the sale of diecast collectibles. The decrease in revenue is attributable to management's focus away from an exclusive diecast merchandising business toward developing its new line of businesses, including its brake fluid line and its car care product line.

During the first six months of 2006, we incurred operating expenses of $687,989 compared to $571,765 of operating expenses incurred during the first six months of 2005 (an increase of $116,224). Operating expenses for the first six months of 2006 primarily consisted of: (i) $678,809 of selling, general and administrative expenses compared to $564,466 of selling, general and administrative expenses incurred during the first six months of 2005; (ii)
$2,984 of depreciation expense compared to $1,536 of depreciation expense incurred during the first six months of 2005; and (iii) $6,196 of amortization expense compared to $5,763 of amortization expense incurred during the first six months of 2005. We also incurred $14,351 of interest expense during the first six months of 2006 as compared to $5,528 incurred during the first six months of 2005. The increase in operational expenses during the first six months of 2006 compared to the first six months of 2005 was primarily due to increased consulting and marketing services associated with the development of new product lines.

Our net loss during the first six months of 2006 was $704,597 or $0.00 per common share compared to a net loss of approximately $529,059 or $0.00 per common share during the first six months of 2005.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Total revenue for the second quarter of 2006 and 2005 were $48,592 and $76,303, respectively (a decrease of $27,711), consisting primarily of the sale of diecast collectibles. The decrease in revenue is attributable to management's focus away from an exclusive diecast merchandising business toward developing its new line of businesses, including its brake fluid line and its car care product line.

During the second quarter of 2006, we incurred operating expenses of $352,583 compared to $234,144 of operating expenses incurred during the second quarter of 2005 (an increase of $118,439). Operating expenses for the second quarter of 2006 primarily consisted of: (i) $347,974 of selling, general and administrative expenses compared to $231,010 of selling, general and administrative expenses incurred during the second quarter of 2005; (ii) $1,511 of depreciation expense compared to $786 of depreciation expense incurred during the second quarter of 2005; and (iii) $3,098 of amortization expense compared to $2,348 of amortization expense incurred during the second three months of 2005. We also incurred $7,184 of interest expense during the second three months of 2006 as compared to $3,442 incurred during the second three months of 2005. The increase in operational expenses during the second three months of 2006 compared to the second three months of 2005 was primarily due to increased consulting and marketing services associated with the development of new product lines.

Our net loss during the second three months of 2006 was $380,628 or $0.00 per common share compared to a net loss of approximately $209,862 or $0.00 per common share during the second three months of 2005.

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

SIX MONTHS ENDED JUNE 30, 2006

For the first six months of 2006, net cash used by operating activities was $322,609 compared to $480,723 for the first six months of 2005. Our net loss for the first six months of 2006 exceeded our net operating cash outflows during the same period primarily due to the fact that $229,433 of our operating expenses were non-cash stock-based compensation, depreciation, amortization and interest charges.

For the first six months of 2006 and 2005, net cash used in investing activities was $2,029 and $11,207, consisting exclusively of purchases of equipment.

For the first six months of 2006 and 2005, net cash provided by financing activities was $323,033 and $509,584. In the first three months of 2006, we generated $338,033 from the sale of common stock and exercise of stock options, of which $15,000 was used to repay a portion of our long-term debt. In the first three months of 2005, we generated $687,608 from the sale of common stock and exercise of stock options, of which $178,024 was used to repay a portion of our long-term debt.

As of June 30, 2006, our current assets were $209,080 and our current liabilities were $532,540 resulting in a working capital deficit of $323,460. Included in the current liabilities are notes payable to shareholders of $198,420, of which $129,420 was renegotiated and extended in the three months ended March 31, 2006. The Company also had a stockholders' deficit of $417,827 at June 30, 2006.

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

CASE NUMBER 05CV5129 X-CLEARING CORPORATION V. MOTORSPORTS EMPORIUM, INC.

During the third quarter of 2005, the Company was made a defendant in the matter of X-Clearing Corporation, FKA Global Stock Transfer and Global Securities Transfer v. Ten Stix, Inc., NKA MotorSports Emporium, Inc., filed on July 1, 2005, in the District Court for the City and County of Denver Colorado, case number 05CV5129. The plaintiff alleged breach of contract, collection of debts owed and bad faith pertaining to activities of prior management and sought damages in excess of $35,000. In July 2006, a judgment was entered in favor of X-Clearing Corporation against MotorSports Emporium for the principal amount of $16,856.28 plus prejudgment interest of $3,639.78, in addition to costs and reasonable attorney fees, which we are estimating to be $20,000.

CASE NUMBER: CV-2005-052607 MOTORSPORTS EMPORIUM, INC. VS. MICHAEL WACHHOLZ

On October 6, 2005, the Company filed an Application for Preliminary Injunction and Order to Show Cause against Mr. Michael Wachholz with the Superior Court in Maricopa County Arizona for breach of contract, breach of fiduciary duty, intentional interference with existing and prospective business relationships, bad faith, failure to repay a loan and preliminary and permanent injunctions. MotorSports Emporium settled its lawsuit against Michael G. Wachholz in June 2006. In the settlement, no party admitted fault or liability. The $5,000 loan owed to MSEP by Wachholz has been written off and will no longer be collect. The license agreement between MSEP and Wachholz remains in full force and effect with MotorSports Emporium having exclusive control and ownership rights of the web site www.gs610.com during the balance of the license agreement.

The Company is not aware of any pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the shareholders during the quarter ended June 30, 2006.

ITEM 5. OTHER INFORMATION.

None.

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

MOTORSPORTS EMPORIUM, INC.

Date:  August 14, 2006               /s/ David Keaveney
                                     -------------------------------------------
                                     David Keaveney
                                     President/Treasurer/Chief Executive Officer
                                     (Principal Executive Officer and
                                     Principal Financial Officer)