Form 10QSB
period 2006-09-30
MOTORSPORTS EMPORIUM, INC.
filed 2006-11-14
CIK 1075993

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

              For the quarterly period ended September 30, 2006; or

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

     The number of shares outstanding of the issuer's common stock, $0.001 par value, as of November 1, 2006 was 2,172,093 shares.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]
================================================================================

                           MOTORSPORTS EMPORIUM, INC.
                              Report on Form 10-QSB

                    For the Quarter Ended September 30, 2006

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION..............................................  1

    Item 1. Financial Statements............................................  3

          Consolidated Balance Sheets.......................................  3

          Consolidated Statements of Operations.............................  4

          Consolidated Statements of Cash Flows.............................  5

          Notes.............................................................  6

    Item 2. Management's Discussion and Analysis or Plan of Operation.......  11

    Item 3. Controls and Procedures.........................................  15

PART II - OTHER INFORMATION.................................................  16

    Item 1. Legal Proceedings...............................................  16

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....  16

    Item 3. Defaults Upon Senior Securities.................................  16

    Item 4. Submission of Matters to a Vote of Security Holders.............  17

    Item 5. Other Information...............................................  17

    Item 6. Exhibits........................................................  17

SIGNATURES..................................................................  18

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                           MOTORSPORTS EMPORIUM, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                              September 30,          December 31,
                                                                                  2006                  2005
                                                                               -----------           -----------
                                                                               (unaudited)
                                     ASSETS

Cash                                                                          $     3,792           $    23,960
Accounts receivable                                                                 2,005                 1,267
Inventory                                                                         107,873               139,442
Other current assets                                                               34,297                 7,250
                                                                              -----------           -----------
      Total current assets                                                        147,967               171,919
                                                                              -----------           -----------
Fixed assets, net                                                                  11,997                14,464
Deposits                                                                              295                   295
Intangible assets, net                                                             22,326                31,620
                                                                              -----------           -----------
      Total assets                                                            $   182,585           $   218,298
                                                                              ===========           ===========

                      LIABILITIES & STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses                                         $   166,233           $   116,299
Accrued expenses - related parties                                                215,181               101,500
Notes payable to stockholders                                                     448,420               209,889
                                                                              -----------           -----------
      Total current liabilities                                                   829,834               427,688
                                                                              -----------           -----------
Preferred B stock, $.05 par value, 3,000,000 shares authorized;
 0 and 2,671,897 shares issued and outstanding, respectively                           --               133,595
                                                                              -----------           -----------
      Total liabilities                                                           829,834               561,283
                                                                              -----------           -----------
Preferred A stock, $250 par value, 100,000 shares authorized;
 96 shares issued and outstanding                                                  24,000                24,000
Preferred C stock, no par value, 3,000,000 shares authorized;
 200,000 shares issued and outstanding                                             10,000                    --
Common stock; $.001 par value, 500,000,000 shares authorized;
 2,122,958 and 1,105,097 shares issued and outstanding, respectively                2,123                 1,105
Additional paid-in capital                                                      4,548,779             3,833,665
Stock subscription receivable                                                      (4,607)              (26,775)
Accumulated deficit                                                            (5,227,544)           (4,174,980)
                                                                              -----------           -----------
      Total stockholders' deficit                                                (647,249)             (342,985)
                                                                              -----------           -----------
      Total liabilities and stockholders' deficit                             $   182,585           $   218,298
                                                                              ===========           ===========

          See accompanying notes to consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                              --------------------------------      --------------------------------
                                                 2006                 2005             2006                  2005
                                              -----------          -----------      -----------          -----------
Retail sales                                  $    51,565          $    44,379      $   129,141          $   171,268
Cost of sales                                      32,048               27,536           76,342              106,200
                                              -----------          -----------      -----------          -----------
      Gross profit                                 19,517               16,843           52,799               65,068
                                              -----------          -----------      -----------          -----------
Operating expenses:
  Selling, general and administrative             267,196              270,020          946,005              834,486
  Depreciation                                      1,513                  786            4,497                2,322
  Amortization                                      3,098                2,348            9,294                8,111
                                              -----------          -----------      -----------          -----------
      Total operating expenses                    271,807              273,154          959,796              844,919
                                              -----------          -----------      -----------          -----------
Operating loss                                   (252,290)            (256,311)        (906,997)            (779,851)
Other income (expense):
  Interest income                                      --                    6               46                   15
  Interest expense                                 (8,083)              (9,342)         (22,435)             (14,870)
  Other income (expense)                            1,245               (6,463)           6,154               (6,463)
  Loss on extinguishment of debt                  (88,836)                  --          (88,836)                  --
  Loss on settlement of debt                           --              (40,496)              --
                                              -----------          -----------      -----------          -----------
      Total other income (expense)                (95,674)             (15,799)        (145,567)             (21,318)
                                              -----------          -----------      -----------          -----------
Net loss                                      $  (347,964)         $  (272,110)     $(1,052,564)         $  (801,169)
                                              ===========          ===========      ===========          ===========

Net loss per common share:
  Basic                                       $     (0.18)         $     (0.30)     $     (0.65)         $     (1.00)
  Diluted                                     $     (0.18)         $     (0.30)     $     (0.65)         $     (1.00)

Weighted average common shares outstanding:
  Basic                                         1,964,961              914,135        1,613,738              798,547
                                              ===========          ===========      ===========          ===========
  Diluted                                       1,964,961              914,135        1,613,738              798,547
                                              ===========          ===========      ===========          ===========

          See accompanying notes to consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                     ---------------------------------
                                                                        2006                  2005
                                                                     -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $(1,052,564)          $  (801,169)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                         13,791                10,432
    Amortization of debt discount                                          3,531                 7,946
    Amortization of expenses paid with common stock                           --                19,520
    Employee stock based compensation                                     67,689                75,165
    Officer stock based compensation                                      10,000                    --
    Third party stock based compensation                                 183,671               123,698
    Non-cash loss on extinguishment of debt                               88,836                 7,618
  Changes in assets and liabilities:
    Accounts receivable                                                     (738)                  (84)
    Inventory                                                             31,569               (16,764)
    Prepaid expenses                                                      47,953                (6,500)
    Accounts payable and accrued expenses                                191,186                 6,663
                                                                     -----------           -----------
        Net cash used in operating activities                           (415,076)             (573,475)
                                                                     -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for intangible assets                                          --               (15,000)
  Purchases of fixed assets                                               (2,029)              (11,207)
                                                                     -----------           -----------
        Net cash used in investing activities                             (2,029)              (26,207)
                                                                     -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                                            (15,000)             (190,847)
  Proceeds from issuance of common stock                                  21,500               673,654
  Proceeds from exercise of stock options                                390,437               178,034
                                                                     -----------           -----------
        Net cash provided by financing activities                        396,937               660,841
                                                                     -----------           -----------

INCREASE IN CASH                                                         (20,168)               61,159

CASH, beginning of period                                                 23,960                12,732
                                                                     -----------           -----------
CASH, end of period                                                  $     3,792           $    73,891
                                                                     ===========           ===========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                             $        --           $        --
                                                                     ===========           ===========
  Cash paid for income taxes                                         $        --           $        --
                                                                     ===========           ===========

Non-cash financing and investing activities:
  Extinguishment of preferred stock and accrued interest             $   161,164           $        --
                                                                     ===========           ===========
  Note payable issued for extinguishment of preferred stock
   and accrued interest                                              $   250,000           $        --
                                                                     ===========           ===========
  Issuance of common stock for prepaid expenses                      $    75,000           $        --
                                                                     ===========           ===========

          See accompanying notes to consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2: MATERIAL EVENTS

REVERSE STOCK SPLIT

Effective October 31, the Company initiated a reverse split of the Company's common stock on a ratio of 1 share for every 225 shares of common stock, without decreasing the number of authorized shares of common stock and without changing the par value of the common stock. All share counts included in this Form 10-QSB have been retroactively restated for this stock split.

STOCK ISSUANCES

During the third quarter of 2006, the Company issued the following shares of common stock:

     *    80,493 for consulting services for $31,437
     * 115,556 for the issuance of stock options to employees for a total value of $21,340
     *    23,297 issued in equity offerings for $6,500

Such share issuances were recorded at market prices with an aggregate value of $59,277.

CHANGE IN DIRECTORS

Effective April 5, 2006, Tracey S. Baron resigned from the Board of Directors of the Company. On September 13, 2006, David W. Keaveney and Rhonda Keaveney were re-elected to the Board of Directors of the Company to serve until the 2007 annual meeting of shareholders or until their successors are duly elected.

PREFERRED SHARE ISSUANCE AND CHANGE IN CONTROL

On July 20, 2006, the Company established and authorized up to 3,000,000 shares of no par value Series C Preferred Stock ("Pf C Shares") that contain super voting rights of 13.33 votes per share. On September 13, 2006, the Company issued 200,000 shares of Pf C Shares to David W. Keaveney, the Company's President and CEO, in exchange for the cancellation of $10,000 in accrued, but unpaid, compensation due to Mr. Keaveney, thereby giving Mr. Keaveney voting control of the Company. See Note 9.

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. The Company has incurred net losses from operations since inception and has a stockholders' deficit of $647,249 and a working capital deficit of $681,867 as of September 30, 2006.

                           MOTORSPORTS EMPORIUM, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT)


The Company has redeveloped its strategic expansion plan for 2006 which will allow the Company to focus its efforts more on its high performance specialty car care products. The Company is currently increasing its advertising by obtaining licensing agreements with professional race drivers as part of this strategic plan. The Company will continue to sell its entire product line to motor sports enthusiasts who participate in automobile racing, die cast collectables, automobile restoration, high-performance accessories, motor sports-related collectibles, automobile and racing art, driver's apparel, race venues and product licensing.

Although the Company has obtained short-term loans, in the absence of long-term financial support, there can be no assurance that additional financing can be obtained from conventional sources.

NOTE 4: COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

At September 30, 2006, future minimum annual lease payments under operating lease agreements are as follows:

                           2006           5,000
                     Thereafter              --
                                        -------
                        Total           $ 5,000
                                        =======

LITIGATION

We currently are involved in a variety of legal matters. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

CASE NUMBER 05CV5129 X-CLEARING CORPORATION V. MOTORSPORTS EMPORIUM, INC.

During the third quarter of 2005, the Company was made a defendant in the matter of X-Clearing Corporation, FKA Global Stock Transfer and Global Securities Transfer v. Ten Stix, Inc., NKA MotorSports Emporium, Inc., filed on July 1, 2005, in the District Court for the City and County of Denver Colorado, case number 05CV5129. The plaintiff alleged breach of contract, collection of debts owed and bad faith pertaining to activities of prior management and sought damages in excess of $35,000. In July 2006, a judgment was entered in favor of X-Clearing Corporation against MotorSports Emporium (f/k/a Ten Stix, Inc.) for the principal amount of $16,856.28 plus prejudgment interest of $3,639.78, in addition to costs and reasonable attorney fees, which we are estimating to be $20,000. Such amounts have been accrued in other income (expense) in the accompanying consolidated income statement for the nine months ended September 30, 2006.

CASE NUMBER: CV-2005-052607 MOTORSPORTS EMPORIUM, INC. VS. MICHAEL WACHHOLZ

On October 6, 2005, the Company filed an Application for Preliminary Injunction and Order to Show Cause against Mr. Michael Wachholz with the Superior Court in Maricopa County Arizona for breach of contract, breach of fiduciary duty, intentional interference with existing and prospective business relationships, bad faith, failure to repay a loan and preliminary and permanent injunctions. MotorSports Emporium settled its lawsuit against Michael G. Wachholz in September 2006. In the settlement, no party admitted fault or liability. The $5,000 loan owed to MSEP by Wachholz, which had been fully reserved for prior to the quarter ended September 30, 2006, has been written off and will no longer be collected. The license agreement between MSEP and Wachholz remains in full force and effect with MotorSports Emporium having exclusive control and ownership rights of the web site www.gs610.com during the balance of the license agreement.

The Company is not aware of any pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

NOTE 5: NOTES PAYABLE TO SHAREHOLDERS

During the first quarter of fiscal 2006, the Company renegotiated an outstanding note payable of $129,240. Under the terms of the renegotiated instrument, the

                           MOTORSPORTS EMPORIUM, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT)


Company is obligated to make quarterly principal payments of $7,500, with the remaining principal due February 16, 2007. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19: DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, and, therefore, this renegotiation did not result in the recognition of a gain or loss. During the third quarter of fiscal 2006, the Company did not make its quarterly required principal payment

On August 21, 2006, the Company issued a $250,000 convertible note payable to a shareholder and an entity owned by such shareholder in exchange for the retirement of the shareholder's Series B preferred stock and all related accrued interest. See Note 8. Under the terms of the note payable, interest accrues at a rate of 10 percent per annum, with monthly principal payments of $5,000 per month beginning sixty days from the date of the note. The note may be extended at the option of the Company two times as follows:

     1. In the event the note is not fully paid on or before August 30, 2007, the Company may extend the note payments an additional six months until February 28, 2008 however the note principal balance shall be increased $25,000 as of September 1, 2008 and shall bear interest at the same rate as the original principal and the minimum monthly payment shall be increased to $7,500 per month.
     2. In the event the note is not fully paid on or before February 28, 2008, the Company may extend the note payments an additional six months until August 30, 2008 however the note principal balance shall be increased $50,000 as of March 1, 2008 and shall bear interest at the same rate as the original principal and the minimum monthly payment shall be increased to $10,000 per month.

In the event that the note is in default and such default has not been cured by the Company within 30 days following notice of such default to the Company by the holders, the holders may convert all or part of the remaining principal balance, plus accrued interest, of this note into common stock. In the event of a conversion, the number of shares of common stock to be issued shall be determined by dividing (i) the unpaid principal balance plus any accrued interest by (ii) eighty percent of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding any such conversion.

NOTE 6: COMMON STOCK

During the third quarter of 2006, the Company issued an aggregate of 80,493 shares valued at $31,437 for consulting services. All share grants were valued based on quoted market prices on the date of grant and were expensed during the third quarter of fiscal 2006.

During the third quarter of 2006, the Company issued 23,297 shares of common stock to an investor in exchange for $6,500 as part of a stock subscription agreement. Under the terms of this agreement, the Company agrees to issue shares to the investor in exchange for cash as follows:

     *    $6,500 at inception
     * $23,500 over the next 120 days in increments designated by the investor
     * $20,000 over the next 180 days in increments designated by the investor

Under the terms of this agreement, the shares are to be issued equal to 80% of the average closing bid price of the five trading days immediately preceding each increment purchased.

NOTE 7: STOCK OPTIONS

The Company's stock options awarded to employees contain a variable exercise price that is dependent upon the market price of the Company's common stock at the date of exercise and, therefore, are accounted for as variable awards.
During the third quarter of fiscal 2006, the Company recognized $2,481, respectively, of compensation expense associated with stock options.

As of September 30, 2006 the Company had 35,555 stock options outstanding. However, the shares associated with these stock options have already been issued and are held in trust by the clearing agent. Such shares are reflected in our

                           MOTORSPORTS EMPORIUM, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT)


total shares outstanding and in the balance of stockholders equity in our consolidated balance sheet, with the estimated proceeds recorded as a stock subscription receivable. Because the shares associated with stock options have already been issued and are included in basic shares outstanding, the Company's stock options have no further dilutive effect in computing diluted earnings per share.

NOTE 8: PREFERRED STOCK CLASSIFIED AS A LIABILITY

The holders of Series B Preferred Stock shall be entitled to receive cumulative dividends at the rate of ten percent (10%) per annum on the face value ($.05 per share). All dividends when paid shall be payable in cash unless any holder of the Series B Preferred Stock elects to have the dividends paid in shares of the Series B Preferred Stock. Each share of Preferred Series B Stock can be converted into common stock. The rate at which they can be converted is determined by dividing the face value plus the amount of any accrued but unpaid fees thereon by $0.0005. No dividends had been declared by the Company as of September 30, 2006.

The Company had classified the Series B Preferred shares as a liability in accordance with the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, as it did not have sufficient authorized shares of common stock to provide for the conversion of all Series B Preferred shares. All accrued dividends have been recognized as interest expense in the accompanying consolidated statements of operations.

On August 21, 2006, the outstanding Preferred Series B stock, consisting of shares held by the CEO, a director and a shareholder, together with accrued dividends of $27,569, were retired in exchange for cash compensation of $1 each to the CEO and a director and and a convertible note payable of $250,000 to the shareholder The Company has determined that this transaction meets the definition of an extinguishment based on the guidance contained in EITF 96-19:
DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, and, therefore, the Company has recognized a loss on extinguishment of debt of $88,836 related to this transaction. See Note 5.

NOTE 9: SERIES C PREFERRED STOCK

On July 20, 2006, the Company established and authorized up to 3,000,000 shares of no par value Series C Preferred Stock ("Pf C Shares").

On September 13, 2006, the Company issued 200,000 shares of Pf C Shares to David
W. Keaveney, the Company's President and CEO, in exchange for the cancellation of $10,000 in accrued, but unpaid, compensation due to Mr. Keaveney.

The Pf C Shares have the following voting powers, designations, preferences, limitations, restrictions and relative rights:

     a. Designation: Series C Preferred Stock
     b. Authorized Shares of Series C Preferred Stock: 3,000,000
     c. Liquidation Rights: None
     d. Dividend Rights: None
     e. Conversion Rights: None
     f. Mandatory Redemption Rights: None
     g. Voting Rights: 13.33 votes per share

Since the Pf C Shares issued to Mr. Keaveney carry super-voting rights of 13.33 votes per share, Mr. Keaveney is entitled to 2.67 million votes on matters submitted to the Company's shareholders for vote. As a result of Mr. Keaveney's voting power, he effectively controls the Company and is considered a "control person" under applicable SEC regulations.

NOTE 10: NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. The Company has excluded the shares of common stock issuable upon conversion of the convertible note payable (see

                           MOTORSPORTS EMPORIUM, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT)


Note 4) as the note is not currently convertible and as the effects of such conversion are antidilutive. The Company has no other potentially dilutive securities.

NOTE 11: RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 12: SUBSEQUENT EVENTS

On October 10, 2006, the Company's Board of Directors declared a special dividend of shares of its wholly-owned subsidiary, Scottsdale Diecast, Inc., a Nevada corporation. As a result of this special dividend, the Company will distribute to its stockholders of record on November 6, 2006, one share of common stock of Scottsdale Diecast, Inc., a Nevada corporation, for each one share of the Company's issued and outstanding common stock held by its stockholders on such date. Approximately 2,148,550 shares of common stock of Scottsdale Diecast, Inc. will be distributed, (plus an indeterminable number of shares of common stock will be issued in settlement of fractional shares), representing approximately 11.5% of Scottsdale Diecast, Inc. The special dividend will be distributed within five business days following the SEC's declaration of effectiveness of a Form SB-2 Registration Statement to be filed by Scottsdale Diecast, Inc.

As discussed in Note 6, during the third quarter of 2006, the Company had recorded share issuances of 23,297 in exchange for cash of $6,500 received from an investor. Due to the substantial drop in the Company's share price from the date the investor paid for the stock and the share price on the date the Company physically issued the shares to this investor, the Company issued an additional 23,131 shares to adjust the investor's basis in the shares.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the quarter ended September 30, 2006, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in
Item 1 of this Quarterly Report, as well as the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

The Company's shares of common stock trade on the OTC Bulletin Board under the symbol "MSEM.OB."

Our principal executive offices are located at 16055 N. Dial Blvd. Suite 5, Scottsdale, Arizona 85260. Our telephone number is (480) 596-4002 and facsimile number is (480) 556-0831. More information regarding our products and the Company is available on our website at www.motorsportsemporium.com.

EXECUTIVE OVERVIEW

Since 2005, we transformed our business away from the gaming operations of Ten Stix, Inc. and began to develop a diverse business entity in the motor sports industry, targeting enthusiasts who participate in automobile racing, die cast collectible cars, automobile restoration, high-performance accessories, motor sports-related collectibles, automotive and racing art, as well as driver's apparel, race venues and product licensing. We initiated operations by selling die-cast collectibles in December 2004, under the name ScaleCars.com and have been steadily expanding our product portfolio to include race worn memorabilia from well known professional racing drivers and sell these products through our DriversDigs.com division. We sell our automotive and race related art work through PitStopStudios.com, another division of the Company. We also have expanded our product portfolio through Quadriga MotorSports.com with an acquisition of an exclusive license to manufacture and distribute GS610(TM) Maximum Performance Brake Fluid(TM), a high quality performance brake fluid. Finally, we recently launched CleanCarCareKit.com, our new car care product line, Luyendyk Pro Series(TM), consisting of high performance specialty car care products.

We have begun to focus our efforts more on our high performance brake fluid and specialty car care product lines under the QuadrigaMotorsports.com web site. We began generating revenues from these businesses in the current fiscal year.

We have been incurring selling, general and administrative expenses primarily to develop our existing businesses, improve our current infrastructure to address anticipated growth and identify and evaluate complementary business development opportunities and marketing. The development of these businesses has led to recent operating losses and cash outflows. However, we believe that these actions will allow us to generate positive operating results in the future.

RECENT DEVELOPMENTS

REVERSE STOCK SPLIT

Effective October 31, the Company initiated a reverse split of our common stock on a ratio of 1 share for every 225 shares of common stock, without decreasing the number of authorized shares of common stock and without changing the par value of the common stock. All share counts included in this Form 10-Q have been retroactively restated for this stock split.

CHANGE IN CONTROL

On September 13, 2006, we issued 200,000 shares of Pf C Shares to David W. Keaveney, our President and CEO, in exchange for the cancellation of $10,000 in accrued, but unpaid, compensation due to Mr. Keaveney.

The Pf C Shares have the following voting powers, designations, preferences, limitations, restrictions and relative rights:

a. Designation: Series C Preferred Stock b. Authorized Shares of Series C Preferred Stock: 3,000,000 c. Liquidation Rights: None d. Dividend Rights: None
e.  Conversion  Rights:  None f.  Mandatory  Redemption  Rights:  None g. Voting
Rights: 13.33 votes per share

Since the Pf C Shares issued to Mr. Keaveney carry super-voting rights of 13.33 votes per share, Mr. Keaveney is entitled to 2.67 million votes on matters submitted our shareholders for vote. As a result of Mr. Keaveney's voting power, he effectively controls the Company and is considered a "control person" under applicable SEC regulations.

RETIREMENT OF PREFERRED SERIES B STOCK IN EXCHANGE FOR NOTE PAYABLE

On August 21, 2006, the outstanding Preferred Series B stock, consisting of shares held by our CEO, a director and a shareholder, together with accrued dividends of $27,569, were retired in exchange for cash compensation of $1 each to the CEO and a director and a convertible note payable of $250,000 to a shareholder. The Company has determined that this transaction meets the definition of an extinguishment based on the guidance contained in EITF 96-19:
DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, and, therefore, the Company has recognized a loss on extinguishment of debt of $88,836 related to this transaction.

Under the terms of the note payable, interest accrues at a rate of 10 percent per annum, with monthly principal payments of $5,000 per month beginning sixty days from the date of the note. The note may be extended at our option two times as follows:

     1. In the event the note is not fully paid on or before August 30, 2007, we may extend the note payments an additional six months until February 28, 2008 however the note principal balance shall be increased $25,000 as of September 1, 2008 and shall bear interest at the same rate as the original principal and the minimum monthly payment shall be increased to $7,500 per month.

     2. In the event the note is not fully paid on or before February 28, 2008, we may extend the note payments an additional six months until August 30, 2008 however the note principal balance shall be increased $50,000 as of March 1, 2008 and shall bear interest at the same rate as the original principal and the minimum monthly payment shall be increased to $10,000 per month.

In the event that the note is in default and such default has not been cured by us within 30 days following notice of such default by the holders, the holders may convert all or part of the remaining principal balance, plus accrued interest, of this note into common stock. In the event of a conversion, the number of shares of common stock to be issued shall be determined by dividing
(i) the unpaid principal balance plus any accrued interest by (ii) eighty percent of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding any such conversion.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Total revenue for the first nine months of 2006 and 2005 were $129,141 and $171,268, respectively (a decrease of $42,127), consisting of $106,509 of sales of diecast collectibles and $22,632 of sales of brake fluid and specialty car care products. The decrease in revenue is attributable to management's focus away from an exclusive diecast merchandising business toward developing its new line of businesses, including its brake fluid line and its car care product line.

During the first nine months of 2006, we incurred operating expenses of $959,796 compared to $844,919 of operating expenses incurred during the first nine months of 2005 (an increase of $114,877). Operating expenses for the first nine months of 2006 primarily consisted of: (i) $946,005 of selling, general and administrative expenses compared to $834,486 of selling, general and administrative expenses incurred during the first nine months of 2005; (ii) $4,497 of depreciation expense compared to $2,322 of depreciation expense incurred during the first nine months of 2005; and (iii) $9,294 of amortization expense compared to $8,111 of amortization expense incurred during the first nine months of 2005. We also incurred $22,435 of interest expense during the first nine months of 2006 as compared to $14,870 incurred during the first nine months of 2005. The increase in operational expenses during the first nine months of 2006 compared to the first nine months of 2005 was primarily due to increased consulting and marketing services associated with the development of new product lines.

 Our net loss during the first nine months of 2006 was $1,052,564 or $0.65 per common share compared to a net loss of approximately $801,169 or $1.00 per common share during the first nine months of 2005.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Total revenue for the third quarter of 2006 and 2005 were $51,565 and $44,379, respectively (an increase of $7,186), consisting of $38,478 of sales of diecast collectibles and $13,087 of sales of brake fluid and specialty car care products. The increase in revenue is attributable to sales from our new line of businesses.

During the third quarter of 2006, we incurred operating expenses of $271,807 compared to $273,154 of operating expenses incurred during the third quarter of 2005 (a decrease of $1,347). Operating expenses for the third quarter of 2006 primarily consisted of: (i) $267,196 of selling, general and administrative expenses compared to $270,020 of selling, general and administrative expenses incurred during the third quarter of 2005; (ii) $1,513 of depreciation expense compared to $786 of depreciation expense incurred during the third quarter of 2005; and (iii) $3,098 of amortization expense compared to $2,348 of amortization expense incurred during the third quarter of 2005. We also incurred $8,083 of interest expense during the third quarter of 2006 as compared to $9,342 incurred during the third three months of 2005. The increase in operational expenses during the third three months of 2006 compared to the third three months of 2005 was primarily due to increased consulting and marketing services associated with the development of new product lines.

Our net loss during the third quarter of 2006 was $347,964 or $0.18 per common share compared to a net loss of approximately $272,110 or $0.30 per common share during the third quarter of 2005.

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

NINE MONTHS ENDED SEPTEMBER 30, 2006

For the first nine months of 2006, net cash used by operating activities was $415,076 compared to $573,475 for the first nine months of 2005. Our net loss for the first nine months of 2006 exceeded our net operating cash outflows during the same period primarily due to the fact that $367,518 of our operating expenses were non-cash stock-based compensation, depreciation, amortization, interest charges and debt extinguishment losses.

For the first nine months of 2006 and 2005, net cash used in investing activities was $2,029 and $26,207, respectively. The 2006 investing activities consisted exclusively of purchases of equipment while the 2005 investing activities consisted of $15,000 of acquired intangibles and $11,207 of purchases of equipment.

For the first nine months of 2006 and 2005, net cash provided by financing activities was $396,937 and $660,841, respectively. In the first nine months of 2006, we generated $411,937 from the sale of common stock and exercise of stock options, of which $15,000 was used to repay a portion of our long-term debt. In the first nine months of 2005, we generated $851,688 from the sale of common stock and exercise of stock options, of which $190,847 was used to repay a portion of our long-term debt.

As of September 30, 2006, our current assets were $147,967 and our current liabilities were $829,834 resulting in a working capital deficit of $681,867. Included in the current liabilities are notes payable to shareholders of $448,420, of which $129,420 was renegotiated and extended in the three months ended March 31, 2006, and $250,000 was issued in the three months ended September 30, 2006. The Company also had an accumulated deficit of $5,227,544 at September 30, 2006.

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

CASE NUMBER: CV-2005-052607 MOTORSPORTS EMPORIUM, INC. VS. MICHAEL WACHHOLZ

On October 6, 2005, the Company filed an Application for Preliminary Injunction and Order to Show Cause against Mr. Michael Wachholz with the Superior Court in Maricopa County Arizona for breach of contract, breach of fiduciary duty, intentional interference with existing and prospective business relationships, bad faith, failure to repay a loan and preliminary and permanent injunctions. MotorSports Emporium settled its lawsuit against Michael G. Wachholz in September 2006. In the settlement, no party admitted fault or liability. The $5,000 loan owed to MSEP by Wachholz has been written off and will no longer be collect. The license agreement between MSEP and Wachholz remains in full force and effect with MotorSports Emporium having exclusive control and ownership rights of the web site www.gs610.com during the balance of the license agreement.

The Company is not aware of any pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2006, the Company issued 23,297 shares of common stock to an investor in exchange for $6,500 as part of a stock subscription agreement. Under the terms of this agreement, the Company agrees to issue shares to the investor in exchange for cash as follows:

o $6,500 at inception
o $23,500 over the next 120 days in increments designated by the investor o $20,000 over the next 180 days in increments designated by the investor

Under the terms of this agreement, the shares are to be issued equal to 80% of the average closing bid price of the five trading days immediately preceding each increment purchased.

These shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

See Note 5, above, for a discussion of a default upon a senior security.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 13, 2006, the Company's shareholders approved the following actions by the written consent of approximately 58% of the votes entitled to be cast:

     * Election of David W. Keaveney and Rhonda Keaveney to the Board of Directors to serve until the 2007 Annual Meeting of Shareholders;
     * Ratification of the appointment of HJ & Associates, LLC as the Company's independent accountants for the 2004, 2005 and 2006 fiscal years;
     *    Approval of the Ten Stix,  Inc. 2004 Employee Stock Incentive Plan No.
          2;
     * Approval of the Motorsports Emporium, Inc. (formerly Ten Stix, Inc.) 2004 Employee Stock Incentive Plan No. 3;
     * Approval of the Motorsports Emporium, Inc. 2006 Employee Stock Incentive Plan and Amendment; and
     * An amendment to the Company's Articles of Incorporation to reverse split the number of issued and outstanding shares of common stock to 2,028,550 shares, as a result of a reverse split of the common stock on the ratio of 1:225.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit 3 (1)+      Articles of Amendment to Articles of Incorporation filed on
                    October 12, 2006, with the Secretary of State of the State of Nevada.

Exhibit 4(1)*       Certificate of Designation of Series C Preferred Stock.

Exhibit 4(2)*       Twelve Month Convertible Note dated August 21, 2006.

Exhibit 19** Definitive Schedule 14C filed with the Securities and Exchange Commission on October 2, 2006.

Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*** Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
----------
+    Filed herewith.
* Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006.
** Incorporated by reference to the Company's Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on October 2, 2006.
*** In accordance with SEC Release No. 34-47986, this Exhibit is hereby furnished to the Securities and Exchange Commission as an accompanying document and is not deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MOTORSPORTS EMPORIUM, INC.


Date: November 14, 2006              /s/ David Keaveney
                                     -------------------------------------------
                                     David Keaveney
                                     President/Treasurer/Chief Executive Officer
                                     (Principal Executive Officer and Principal
                                     Financial Officer)