Form 10KSB
period 2006-12-31
MOTORSPORTS EMPORIUM, INC.
filed 2007-04-09
CIK 1075993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006     Commission File Number: 0-32323


                           MOTORSPORTS EMPORIUM, INC.
                 (Name of Small Business Issuer in Its charter)

           Nevada                                                20-1217659
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

7525 E. Williams Drive Suite B, Scottsdale, Arizona                85255
     (Address of Principal Executive Offices)                    (Zip Code)

                                 (480) 596-4002
                (Issuer's Telephone Number, including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

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

     The Issuer's revenues for the most recent fiscal year ended December 31, 2006, were approximately $196,814.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 21, 2007, based upon the average bid and ask price of the common stock on the Over the Counter Bulletin Board for such date, was approximately $255,491.

     The number of shares of the issuer's common stock issued and outstanding on March 21, 2007, was 4,368,768. The number of shares of issuer's Series C Preferred Stock issued and outstanding on March 21, 2007, was 200,000.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format. Yes [ ] No [X]

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----
                                     PART I

Item 1.     Description of Business                                            1
Item 2.     Description of Property                                            8
Item 3.     Legal Proceedings                                                  8
Item 4.     Submission of Matters to a Vote of Security Holders                8

                                    PART II

Item 5.     Market For Common Equity, Related Stockholder Matters and          8
             Small Business Issuer Purchases of Equity Securities
Item 6.     Management's Discussion and Analysis or Plan of Operation         10
Item 7.     Financial Statements                                              15
Item 8.     Changes in and Disagreements with Accountants on                  15
             Accounting and Financial Disclosure
Item 8A.    Controls and Procedures                                           15
Item 8A (T) Controls and Procedures                                           15
Item 8B.    Other Information                                                 15

                                    PART III

Item 9.     Directors, Executive Officers, Promoters, Control Persons
             and Corporate Governance; Compliance with Section 16(a) of
             the Exchange Act                                                 16
Item 10.    Executive Compensation                                            18
Item 11.    Security Ownership of Certain Beneficial Owners and               21
             Management and Related Stockholder Matters
Item 12.    Certain Relationships and Related Transactions, and Director
             Independence                                                     23
Item 13.    Exhibits                                                          24
Item 14.    Principal Accountant Fees and Services                            24

                              CAUTIONARY STATEMENT

     This Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the statements contained in this Form 10-KSB for Motorsports Emporium, Inc. ( "Company") discuss future expectations, contain projections of results of operation or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions.

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

     Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Certain Business Risks" in Item 1, as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

     MotorSports Emporium, Inc. ("Company") was incorporated as Ten Stix Inc. on January 10, 1996 under the laws of the State of Colorado to engage in the design, development and marketing of unique card games and other gaming products for the gaming industry. Ten Stix, Inc. changed its domicile from Colorado to Nevada in 2004.

     During 2004, the Company amended its Articles of Incorporation to change its name to Motorsports Emporium, Inc. in order to bring the name of the Company in line with its new business focus, targeting motor sports enthusiasts. During 2004, the Company divested itself of all interest in Ten Stix Inc. and the gaming business.

     The Company's principal executive offices are located at 7525 E. Williams Drive Suite B, Scottsdale, Arizona 85255. Its telephone number is (480) 596-4002 and its facsimile number is (480) 556-0831.

     The Company has generated limited revenues and has incurred substantial selling, general and administrative expenses. The Company's auditors, HJ & Associates, LLC, have expressed doubt about the Company's ability to continue as a going concern, as evidenced in the auditor's report to the Financial Statements. See "Part II. Item 7.
Financial Statements."

MATERIAL RECENT DEVELOPMENT

     On March 14, 2007, the Company entered into a Stock Sale and Purchase Agreement with David W. Keaveney, the Company's Chief Executive Officer ("Keaveney") and Kenneth Yeung ("Yeung"), pursuant to which:

     a. Keaveney sold 200,000 shares of the Company's Series C Preferred Stock ("Preferred C") to Yeung for a purchase price of $10,000 (the exact price previously exchanged for Preferred C shares for the cancellation of $10,000 in accrued, but unpaid, compensation due to Keaveney);
     b. Yeung agreed to immediately pay off an aggregate of $200,627.02 of the Company's liabilities, which debt reductions were intended to reduce outstanding liabilities, including $48,787.70 owed by the Company to Keaveney for accrued salary and $38,115.35 owed by the Company to Rhonda Keaveney, the Company's Chief Operating Officer;
     c. Keaveney agreed to resign from his positions as Chief Executive Officer, Chief Financial Officer and as a Director of the Company effective on or about April 2, 2007. (Although it was not a term of the Stock Sale and Purchase Agreement, Keaveney verbally agreed to resign from the office of President of the Company effective March 14, 2007, and Yeung was elected President of the Company on such date); and
     d. Rhonda Keaveney also verbally agreed to resign from her positions as Chief Operating Officer, Secretary and Director of the Company effective on or about April 2, 2007.

     Keaveney and Yeung agreed that it would be in the best interests of the Company and its shareholders for Keaveney to stay with the Company in order to finish and file the Company's Form 10-KSB Annual Report for the Fiscal year Ended December 31, 2006.

     As a result of the Stock Sale and Purchase Agreement, Yeung is now a control person of the Company.

CHANGES IN CONTROL

     Since December 31, 2005, the Company has experienced three separate changes in control of its voting securities:

     1. On August 28, 2006, the Company completed the purchase of all 2,671,817 shares of its then issued and outstanding Series B Preferred Stock in three private transactions. On August 21, 2006, the Company acquired 1,421,897 shares of Series B Preferred Stock from Robert Brehm and Intercontinental Assets Corp in exchange for a $250,000 Convertible Note due August 30, 2007. The Company also acquired 625,000 shares of Series B Preferred Stock from its Chief Executive Officer, David W. Keaveney, and 625,000 shares of Series B Preferred Stock from Tracey Baron, when Messrs. Keaveney and Baron surrendered such shares to the Company in return for an aggregate consideration of $1.00 paid to each of Messrs. Keaveney and Baron.
     2. On September 13, 2006, the Company issued 200,000 shares of Series C Preferred Stock to its Chief Executive Officer, David W. Keaveney, in exchange for the cancellation of $10,000 in accrued, but unpaid, compensation due to Mr. Keaveney. Since the Series C Preferred Stock carry 3,000 votes per share, Mr. Keaveney was entitled to 600 million votes on matters submitted to the Company's shareholders for voting.
     3. As discussed under "Material Recent Development," above, on March 14, 2007, Mr. Keaveney sold his 200,000 shares of Series C Preferred to Kenneth Yeung for a purchase price of $10,000 (the exact price previously exchanged by Mr. Keaveney when he acquired such shares by cancelling $10,000 of accrued, but unpaid, compensation due to Mr. Keaveney from the Company). As a result of Mr. Yeung's acquisition of the Series C Preferred Stock from Mr. Keaveney, Mr. Yeung is considered a "control person" of the Company under applicable SEC regulations. Moreover, Mr.Yeung was elected to the office of President of the Company on March 14, 2007. In addition, David W. Keaveney has agreed to resign from his current offices as Chief Executive Officer, Chief Financial Officer and Director of the Company within a few days after this annual report on Form 10-KSB is filed with the SEC. Rhonda Keaveney has also agreed to resign from her current offices as Chief Operating Officer, Secretary and Director of the Company within a few days after this annual report on Form 10-KSB is filed with the SEC. Following such resignations and as a result of having voting control of the Company, Mr. Yeung will be in a position to elect all members of the Company's Board of Directors and elect all officers of the Company. As of the date of the Form 10-KSB, Mr. Yeung has not indicated whom he will elect to the Board of Directors or as officers of the Company.

BUSINESS OF ISSUER

     The Company and its wholly owned subsidiaries are in the motor sports industry, targeting motor sports enthusiasts who participate in automobile restoration, automobile racing and other motor sports-related ventures. The Company sells race related apparel, automotive art and has the exclusive rights to manufacture and sell GS610(TM) Maximum Performance Brake Fluid(TM). With exception of the brake fluid, items are sold in their retail storefront and on line through various web sites including eBay(R). The GS610(TM) Maximum Performance Brake Fluid(TM) will be sold both online and through national retail specialty shops.

     DriversDigs, an operational division of the Company, sells autographed authentic apparel including racing suits, helmets, gloves and shoes worn by professional race car drivers.

     PitStopStudios is another working division of the Company that sells automotive related pictures, lithographs, drawings and race related artwork.

     Quadriga MotorSports, Inc. specializes in high performance automotive parts and accessories. Under the Quadriga brand, the Company has an exclusive license to manufacture and sell GS610(TM) Maximum Performance Brake Fluid(TM) and has developed a line of car care products under the brand name Arie Luyendyk Pro

Series (TM) named after retired two time Indy 500 winner Arie Luyendyk and his son Arie Luyendyk, Jr., who is currently a racing professional.

     In 2007, the Company discontinued its Scalecars.com business and sold the balance of its remaining inventory and website.

PRODUCTS AND SERVICES

     The DriversDigs division of the Company sells and promotes authentic memorabilia owned and autographed by racing drivers.

MARKETING AND DISTRIBUTION

     The Company has marketed its product line through racing sponsorships and internet advertising since 2006. The Company has many well known racing relationships that have used products of the Company and have introduced the Company to potential buyers. Currently, the Company has an exclusive distribution agreement with a brake and performance company to sell and market its GS610 racing brake fluid. The Company also has two marketing relationships for its Arie Luyendyk car care product line that entails the mass wholesale/retail market, as well as television home shopping channels.

MARKETING STRATEGY

     Currently, the Company is engaged in sponsoring several high profile racing drivers who display the Company's subsidiaries and operational divisions' logos on their race uniforms, helmets and/or racing cars. Additionally, the Company has participated in in-kind sponsorship within NASCAR and IRL sanctioned racing series. Additionally, the Company has utilized television, magazine, newspaper and radio marketing for its specific industry. Moving forward, the Company will focus on both its GS610 racing brake fluid and Arie Luyendyk car care product line by means of marketing consultants and mass wholesale/retail stores. Additionally, the Company will continue to market its products though its business relationships. Traditional marketing will not be as prevalent and the Company plans to focus more on network marketing.

COMPETITIVE BUSINESS CONDITIONS

     The Company competes with other automobile and sports-related collectible and memorabilia businesses. The Company also competes with certain collectible manufacturers that sell their products directly to consumers. The Company believes that its competitive strength lies in its relationships with key drivers and other individuals in the motor sports industry. However, the Company is smaller and has fewer capital resources than many of its competitors.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The company owns a five-year exclusive license to manufacture and distribute GS610(TM) Maximum Performance Brake Fluid(TM). The company has the option to extend this license an additional five years. The Company owns no patents, franchises, royalty agreements or registered trademarks.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS

     The Company's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 ("1934 Act"). As a result of such registration, the Company is subject to Regulation 14A of the "1934 Act," which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

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

     Since the Company outsources the manufacturing, packaging and fulfillment of its brake fluid and car care product lines, management is of the opinion that the Company has no exposure to or from environmental laws and regulations (federal, state or local).

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

RISK FROM THE COMPANY'S COMMON STOCK BEING DEEMED A "PENNY STOCK"

     The Company's common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the 1934 Act. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets of less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

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

COMPETITION

     To the Company's knowledge, there are no publicly held competitors; however, Speedgear and Exoticcar are privately held companies that sell items that compete with the offerings of the Company. There are several competitors to the Company, most of whom have greater financial, technical and marketing resources than the Company. In the latter part of 2006, the Company experienced significant price increases and further competition from online auction houses and track side vendors.

VOLATILE AND LIMITED MARKET FOR COMMON STOCK

     As of December 31, 2005, the Company's common stock was quoted on the "Bulletin Board" under the symbol "MSEP.OB" and in November 2006 as "MSEM.OB." "OTC" or "Over The Counter" securities are issued by companies that either choose not to, or are unable to, meet the standards for listing on the NASDAQ or a national stock exchange. OTC equity securities can be quoted on the Pink Sheets Electronic Quotation Service, or, if the companies meet the SEC reporting requirements and eligibility requirements established by the NASD, such equity securities may be quoted on the NASD OTC Bulletin Board Service.

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

DEPENDENCE ON KEY EMPLOYEES AND NEED FOR ADDITIONAL MANAGEMENT AND PERSONNEL

      The Company has been heavily dependent on the ability of David Keaveney who has contributed essential technical and management experience. Since Mr. Keaveney will be leaving the Company within a few days of the filing of this Form 10-KSB, the Company will be dependent upon Mr. Kenneth Yeung to recruit good management for the Company. There can be no assurance that the Company will be able to employ qualified persons on acceptable terms to replace Mr. Keaveney.

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

SUBSTANTIAL DOUBT THAT THE COMPANY CAN CONTINUE AS A GOING CONCERN

      The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its products and expand its product line, while obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, if at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern.

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

SUBSTANTIAL FUTURE SALES OF STOCK; DILUTION

     There may be substantial sales of the Company stock, common or preferred, as a result of stock option exercises, stock bonuses, public and/or private sales of the Company stock.. Sales of substantial amounts of stock could have a material dilutive effect on stockholders. Additionally, it may be necessary to offer warrants or options to obtain strategic relationships or to raise additional capital. All of these issuances will dilute the holdings of existing stockholders, thereby reducing such holder's percentage ownership.

NO DIVIDENDS

     The Company anticipates that it will use any funds available to finance its growth and that it will not pay cash dividends to stockholders in the foreseeable future.

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

      As of December 31, 2006 the Company had accumulated significant net losses. The development of the Company's products will require the commitment of substantial resources to increase its advertising, marketing and distribution of its existing products and to complete the testing, manufacturing, marketing and distribution of new products. These expenditures are expected to result in substantial and increasing losses over the next several months. There can be no assurance that the Company will not incur substantial and continuing net losses beyond the next six months or that the Company will ever reach profitability. Furthermore, there can be no assurance the Company's products will meet the expectations and effectiveness required to be competitive in the market place, that the Company will enter into arrangements for product development and commercialization, successfully market its products, or achieve customer acceptance.

EMPLOYEES

     As of December 31, 2006, the Company had four employees. No union or any other form of collective bargaining unit represents any employee.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company does not own any real estate. The Company's principal office is maintained at 7525 E. Williams Drive Suite B, Scottsdale, Arizona 85255. The Company leases its office space at $1,166.42 per month from an unaffiliated third party. The leasehold consists of approximately 650 square feet. The current lease is month to month and the Company has an option to terminate the lease upon 30 days' notice. Management believes that the Company's offices are adequate for its reasonable foreseeable needs. The Company does not intend to acquire any properties at the current date. Additionally, David W. Keaveney has dedicated a fully operating office within his primary residency so that he may conduct business after hours and on the weekends. This home office contains approximately 800 square feet and Mr.Keaveney receives $2,000 per month from the Company. This home office lease arrangement is covered in Mr. Keaveney's employment agreement with the Company and will terminate when Mr. Keaveney leaves the Company shortly after this Form 10-KSB is filed with the SEC.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not currently involved in any legal matters. However, in 2006, X-Clearing Corporation obtained a judgment against the Company as described below.

CASE NUMBER 05CV5129 X-CLEARING CORPORATION V. MOTORSPORTS EMPORIUM, INC.

     During the third quarter of 2005, the Company was made a defendant in the matter of X-Clearing Corporation, FKA Global Stock Transfer and Global Securities Transfer v. Ten Stix, Inc., NKA MotorSports Emporium, Inc., filed on July 1, 2005, in the District Court for the City and County of Denver Colorado, case number 05CV5129. The plaintiff alleged breach of contract, collection of debts owed and bad faith pertaining to activities of prior management and sought damages in excess of $35,000. In July 2006, a judgment was entered in favor of X-Clearing Corporation against MotorSports Emporium for the principal amount of $16,856.28 plus prejudgment interest of $3,639.78, in addition to costs and reasonable attorney fees. On November 27, 2006, the judgment was domesticated in Arizona (CV2006-018060 and CV2006-018061) for the amount of $20,496.06, costs of $912 and attorney fees of $19,231. The judgment will accrue interest at the rate of 8% per annum until paid.

     The  Company  is  not  aware  of  any  pending  or  threatened   claims  or
assessments, other than the judgment described above, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of our shareholders during the fourth quarter of 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     As of the date of this Annual Report, the Company's Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "MSEM.OB." The market for the Company's Common Stock is limited, volatile and sporadic and the price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company's shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company's Common Stock for the last two fiscal years, and has been retroactively adjusted to account for the 1 for 225 reverse stock split that occurred on October 31, 2006. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

          Fiscal 2005                   High              Low
                                        ----              ---
          First Quarter (1)           $ 20.03           $ 0.68
          Second Quarter (1)          $  7.88           $ 2.70
          Third Quarter (1)           $  3.60           $ 1.80
          Fourth Quarter (1)          $  3.15           $ 1.13

          Fiscal 2006                   High              Low
                                        ----              ---
          First Quarter (1)           $  1.58           $ 0.90
          Second Quarter (1)          $  0.90           $ 0.45
          Third Quarter (1)           $  0.45           $ 0.23
          Fourth Quarter (1)          $  0.20           $ 0.05

----------
(1) This represents the closing bid information for the stock on the OTC Bulletin Board. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

     All of the above information was listed as reported by the National Association of Securities Dealers Composite feed or other qualified inter-dealer quotation medium.

HOLDERS

     As of December 31, 2006, there were approximately 234 shareholders of record of the Company's Common Stock, 96 shareholders of record of the Company's Series A Preferred Stock, and one shareholder of record of the Company's Series C Preferred Stock.

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

     For information regarding the Company's Equity Compensation Plans, see Part III, Item 11.

RECENT ISSUANCE OF UNREGISTERED SECURITIES

     On February 9, 2007, the Company issued 166,667 shares of restricted common stock to David W. Keaveney in lieu of $5,000 in accrued salary.

     On March 1, 2007, the Company issued 384,615 shares of restricted common stock to Mr. Nick Babyak based on a five day average trading price of $.031 for the week of February 5, 2007, discounted by 20% due to restricted status of the share of common stock, for a net price of $.026 per share.

     On March 9, 2007, the Company issued an additional 403,225 shares of restricted common stock to Mr. Babyak based on a five day average trading price of $.0326 for the week of January 22, 2007, discounted by 20% due to restricted status of the shares of common stock, for a net price of $.0248 per share.

     The above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ISSUANCE OF UNREGISTERED SECURITIES DURING 2006

     The following information has been retroactively adjusted to account for the 1 for 225 reverse stock split that occurred on October 31, 2006.

     On January 4, 2006, the Company issued 5,848 shares of its restricted common stock to Tracy Baron in exchange for services valued at $7,500. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

     On February 22, 2006, the Company authorized and issued 11,111 shares of its restricted common stock to investors in exchange for cash totaling $10,000. These shares were issued pursuant to the exemption from registration under
Section 4(2) of the Securities Act of 1933.

     On March 1, 2006, the Company authorized and issued 5,556 shares of its restricted common stock to an investor in exchange for cash totaling $5,000. These shares were issued pursuant to the exemption from registration under
Section 4(2) of the Securities Act of 1933.

     On December 13, 2006, the Company made a lump sum payment to Mr. Baron for the amount of his consulting compensation by issuing 312,500 shares of restricted common stock to him valued at $25,000. Mr. Baron is not currently a consultant to the Company.

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

GENERAL

     The "Company," formally known as "Ten Stix, Inc.," changed its name to "MotorSports Emporium, Inc." on December 1, 2004, under the laws of the State of Nevada, to engage in the fast track motor sports industry targeting enthusiasts participating in die cast collecting, automobile restoration, high-performance accessories, motor sports-related collectibles, driver's apparel, race venues and product licensing.

     Our shares of common stock are traded on the OTC Bulletin Board under the symbol "MSEM.OB."

     Our principal executive offices are located at 7525 E Williams Road Suite B, Scottsdale, AZ 85255. Our telephone number is (480) 596-4002 and facsimile number is (480) 556-0831. More information regarding our company and our products is available on our website at www.motorsportsemporium.com

EXECUTIVE OVERVIEW

     Since 2005, we transformed our business away from the gaming operations of Ten Stix, Inc. and began to develop a diverse business entity in the motor sports industry, targeting enthusiasts who participate in automobile racing, die cast collectible cars, automobile restoration, high-performance accessories, motor sports-related collectibles, automotive and racing art, as well as driver's apparel, race venues and product licensing. We initiated operations by selling die-cast collectibles in December 2004, under the name ScaleCars.com and have been steadily expanding our product portfolio to include race worn memorabilia from well known professional racing drivers and sell these products through our DriversDigs.com division. We sell our automotive and race related art work through PitStopStudios.com, another division of the Company. We also have expanded our product portfolio through Quadriga MotorSports, Inc. with an acquisition of an exclusive license to manufacture and distribute GS610(TM) Maximum Performance Brake Fluid(TM), a high quality performance brake fluid. Finally, we recently launched CleanCarCareKit.com, our new car care product line, Arie Luyendyk Pro Series(TM), consisting of high performance specialty car care products.

     We have begun to focus our efforts more on our high performance brake fluid and specialty car care product lines through the Company's subsidiary Quadriga MotorSports, Inc. We began generating revenues from these businesses in the current fiscal year. In regard to our high performance brake fluid, we will focus on orders from the race teams and specialty shops rather than internet sales. The relationships within the racing community will play an important role moving forward as will the relationship with our exclusive distributor. The car care product line began to get recognition from an early test program. We will begin to focus more on the mass retail and wholesale stores with a suite of four products. Also, early interest from television shopping network may lead us to present either a single product or the four product suite on a home shopping channel.

     We have been incurring selling, general and administrative expenses primarily to develop our existing businesses, improve our current infrastructure to address anticipated growth and identify and evaluate complementary business development opportunities and marketing. The development of these businesses has led to recent operating losses and cash outflows.

RECENT DEVELOPMENTS

REVERSE STOCK SPLIT

     Effective October 31, 2006, the Company effected a reverse split of our common stock on a ratio of 1 share for every 225 shares of common stock, without decreasing the number of authorized shares of common stock and without changing the par value of the common stock. All share counts included in this Form 10-KSB have been retroactively restated for this stock split.

CHANGE IN DIRECTORS

     Effective  April 5,  2006,  Tracey  S.  Baron  resigned  from the  Board of
Directors of the Company. On September 13, 2006, David W. Keaveney and Rhonda Keaveney were re-elected to the Board of Directors of the Company to serve until the 2007 annual meeting of shareholders or until their successors are duly elected. However, David W. Keaveney and Rhonda Keaveney have agreed to resign their directorships within a few days of filing this form 10-KSB.

CHANGE IN CONTROL

     On September 13, 2006, we issued 200,000 shares of Series C Preferred Stock to David W. Keaveney, our then President and CEO, in exchange for the cancellation of $10,000 in accrued, but unpaid, compensation due to Mr. Keaveney. On March 14, 2007, Mr. Keaveney sold his Series C Preferred Stock to Mr. Kenneth Yeung.

     The Series C Preferred Stock has the following voting powers, designations, preferences, limitations, restrictions and relative rights:

     a.   Designation: Series C Preferred Stock
     b.   Authorized Shares of Series C Preferred Stock: 3,000,000
     c.   Liquidation Rights: None
     d.   Dividend Rights: None
     e.   Conversion Rights: None
     f.   Mandatory Redemption Rights: None
     g.   Voting Rights: 3,000 votes per share

     Since the Series C Preferred Stock carries super-voting rights of 3,000 votes per share, Mr. Yeung is entitled to 600 million votes on matters submitted our shareholders for vote. As a result of Mr. Yeung's voting power, he effectively controls the Company and is considered a "control person" under applicable SEC regulations.

RETIREMENT OF SERIES B PREFERRED STOCK IN EXCHANGE FOR NOTE PAYABLE

     On August 21, 2006, the outstanding Series B Preferred Stock, consisting of shares held by our CEO, a former director and a shareholder, were retired in exchange for cash compensation of $1 each to the CEO and a former director and a convertible note payable in the principal amount of $250,000 to a shareholder. The Company has determined that this transaction meets the definition of an extinguishment based on the guidance contained in EITF 96-19: DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, and, therefore, the Company has recognized a loss on extinguishment of debt of $116,405 related to this transaction.

     Under the terms of the note payable, interest accrues at a rate of 10 percent per annum, with monthly principal payments of $5,000 per month beginning sixty days from the date of the note. On March 14, 2007, the holders of the note payable executed an amendment to the note payable, which provided for the deferral of payments under the note payable until June 2007, and extended the term of the note from August 2007, to August 2008.

     In the event that the note is in default and such default has not been cured by us within 30 days following notice of such default by the holders, the holders may convert all or part of the remaining principal balance, plus accrued interest, of this note into common stock. In the event of a conversion of the amended note, the number of shares of common stock to be issued shall be determined by dividing (i) the unpaid principal balance plus any accrued interest by (ii) seventy-five percent of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding any such conversion.

DISCONTINUED OPERATIONS

     In the fourth quarter of 2006, the Company continued selling its diecast inventory and decided that it would not increase its inventory and decided to discontinue the operations of its Scottsdale Diecast division. The Company sold the balance of its inventory along with its fixed assets and website. The Company decided to sell the balance of its inventory, fixed assets and web site primarily because of increasing inventory costs and declining sales due, in part, to the consolidation of the diecast industry. The Company has subsequently disposed of all assets related to this division in the first quarter of 2007. Scottsale Diecast's net revenues for the year ended December 31, 2006 and 2005 were $138,962 and $221,975, respectively. Excluding general and administrative costs that are not specifically identifiable to Scottsdale Diecast, the division generated pretax income of $991 and $44,229 for the years ended December 31, 2006 and 2005, respectively. Prior year financial statements for 2005 have been restated to present the operations of the Scottsdale Diecast division as a discontinued operation.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

     Our net loss for the year ended December 31, 2006 was approximately ($1,189,711) compared to a net loss of approximately ($1,010,499) for the year ended December 31, 2005 (an increase of $179,212).

     Net revenues from continuing operations for the year ended December 31, 2006 was $57,853, consisting of sales of high performance brake fluid and other automobile accessories. Revenues from the year ended December 31, 2005 consisted of retail sales of die cash collectible cars that has been reclassified to
discontinued   operations  in  the  accompanying   consolidated   statements  of
operations.

     Cost of sales for the year ended December 31, 2006 was $83,998 related to sales of high performance brake fluid and other automobile accessories. Cost of sales from the year ended December 31, 2005 consisted of retail sales of die cash collectible cars that has been reclassified to discontinued operations in the accompanying consolidated statements of operations.

     Operating expenses for the years ended December 31, 2006 and 2005 were $1,129,544 and $997,880, respectively (an increase of $131,664). This increase was primarily related to increased consulting and branding costs associated with trying to develop the Company's motorsports product lines. Approximately two-thirds of the operating expenses in 2006 consist of salaries, professional fees and consulting expenses. Such expenses may vary depending on the future strategic direction of the business.

     Interest expense for the years ended December 31, 2006 and 2005 was $28,489 and $34,902, respectively (an decrease of $6,413), due to changes in our capital structure.

     In 2006, our other income (expense) included the following significant items:

     * An expense of $40,496 associated with the settlement of outstanding litigation
     * A loss of $116,405 associated with the extinguishment of long-term debt related to the Company's outstanding Preferred Series B Stock
     * A gain of $150,057 associated with the release of certain contingent liabilities for which payment is no longer expected.

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

YEAR ENDED DECEMBER 31, 2006

     As of December 31, 2006, the Company's current assets were $20,064 and its current liabilities were $754,374, resulting in a working capital deficit of $734,310. As of December 31, 2006, current assets were comprised of (i) $7,200 in cash; (ii) $267 in accounts receivable; (iii) $922 in inventory and (iv) $11,675 in other current assets. The Company sells all products for immediate payment.

     As of December 31, 2006, current liabilities were comprised of (i) $366,920 in notes payable to stockholders; (ii) $273,454 in accounts payable and accrued expenses and $114,000 of other amounts due to shareholders.

     As of December 31, 2006, the Company's total assets were $49,306 and its total liabilities were $754,374, with a net stockholder's deficit of ($705,068).

     For the year ended December 31, 2006, net cash flows used in operating activities were ($435,211) compared to net cash flows used in operating activities of ($652,360) for the year ended December 31, 2005. The decrease of $217,149 during the twelve-month period ended December 31, 2006 was primarily due an increasing usage of non-cash stock based compensation for consulting and related services as well as the liquidation of significant amounts of the Company's inventory of die-cast collectibles and high performance brake fluid.

     For the year ended December 31, 2006, net cash flows provided by investing activities was $1,171 compared to net cash used by investing activities of ($26,207) during the year ended December 31, 2005. Cash outflows in 2006 consisted of expenditures for fixed assets offset by proceeds from the sale of fixed assets.

     For the twelve-month period ended December 31, 2006, net cash flows provided by financing activities was $417,280 compared to net cash flows provided by financing activities of $689,795 for the twelve-month period ended December 31, 2005. Cash flows in 2006 consisted primarily of proceeds from the issuance of common stock and the exercise of stock options partially offset by principal repayments on notes payable. During 2005, the Company utilized a portion of its financing cash inflows (consisting of proceeds from the issuance of common stock and the exercise of stock options) to repay certain notes payable, with the remainder used for operating and investing activities.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

     David Keaveney, our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act as of the end of the period covered by this annual report ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the general application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company's operations and transactions.

(b) Changes in Internal Controls.

     In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act occurred during the fourth quarter of the year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8A (T) CONTROLS AND PROCEDURES

     This Item is not applicable to the Company's fiscal year ended December 31, 2006.

ITEM 8B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identity of Directors and Executive Officers as of March 27, 2007

    Name                 Age                  Position
    ----                 ---                  --------
Kenneth Yeung *           51     President
David Keaveney **         37     Director, Chief Executive Officer and Chief
                                 Financial Officer
Rhonda Keaveney ***       40     Director, Chief Operating Officer and Secretary

----------
* On March 27, 2007, Mr. Yeung was elected to the office of President of the Company.
** On September 25, 2004, David Keaveney was elected to the Board of Directors and to the offices of President, Chief Executive Officer and Chief Financial Officer of the Company. On March 14, 2007, Mr. Keaveney resigned from his office of President. Mr. Keaveney has agreed to resign from the offices of Chief Executive Officer, Chief Financial Officer and Director within a few days of the filing of this Form 10-KSB.
*** On October 13, 2004, Rhonda Keaveney, the wife of David Keaveney, was elected to the Board of Directors and to the office of Secretary of the Company. In March 2005, Rhonda was elected to the office of Chief Operating Officer of the Company. Ms. Keaveney has agreed to resign from the offices of Chief Operating Officer, Secretary and Director within a few days of the filing of this Form 10-KSB.
**** All Company officers serve at the pleasure of the Board of Directors. All current members of the Board of Directors will serve as such until the next annual meeting of stockholders or until their successors are duly elected. Mr. Keaveney has an employment agreement with the Company as described in
     Item 10 of this Form 10-KSB, which will be terminated upon his scheduled resignation from office.

     KENNETH YEUNG- Mr. Yeung is currently the Chief Executive Officer of ia&d consultants, Inc., a Los Angeles based consulting firm engaged in planning, architectural design, engineering and business consulting. As the CEO of ia&d consultants, Inc., Mr. Yeung leads that company by developing business and providing services, such as planning, architectural design and engineering to its clients worldwide and particularly in China. His company has completed numerous projects including commercial and residential developments, hotels and resorts, schools and recreational facility development. Currently, Mr. Yeung's company has offices in three major cities in China. Mr Yeung received a Bachelor of Arts and Sciences from the University of Hawaii. From the mid-1990s, Mr. Yeung has held senior executive positions with companies engaged in civil engineering, building material manufacturing, planning, architecture and design.

     DAVID W. KEAVENEY - Mr. Keaveney joined the Company in 2004. Prior to joining the Company, Mr. Keaveney was founder of a private business and management consulting firm where he functioned as a strategic business consultant; mentoring senior level executives on core competency, marketing, reengineering and value growth. Early in his business career, Mr. Keaveney worked at Dean Witter and Merrill Lynch before serving as Sr. Vice President of Investments for a private financial services firm in Arizona where he specialized in business structure, investment education and corporate valuation. Mr. Keaveney has held senior executive positions with several private start-up companies and consulted extensively in the public market place on marketing, finance and management development. Mr. Keaveney earned his Management Certificate (mini-MBA) from Loyola University in Chicago where he studied marketing, financial management and corporate restructuring. He is working towards a CPD from the Wharton School of Business at the University of Pennsylvania with a concentration in critical thinking, management, negotiations and mergers and acquisitions. Mr. Keaveney studied economics and finance at Harvard University.

     RHONDA KEAVENEY - Rhonda Keaveney joined the Company in October 2004., Prior to joining the Company, Ms Keaveney functioned as Compliance Officer for an Arizona Investment Banking firm and more recently as a director of operations for a private investment partnership. Rhonda has a strong background in case management, office administration and the securities industry where she's held NASD Series 7, 63 and 24 licenses. Rhonda received a Masters Certificate in Project Management from Villanova University. She attended Arizona State University where she studied Psychology and Business and is currently studying history and working towards a degree in law.

DIRECTORSHIPS

     No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to Section 12 of the 1934 Act or subject to the requirements of Section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

SIGNIFICANT EMPLOYEES

     No other significant employees exist.

FAMILY RELATIONSHIPS

     David Keaveney, the Company's Chief Executive Officer and Chief Financial Officer, and Rhonda Keaveney, the Company's Secretary and Chief Operating Officer, are husband and wife.

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

     Based on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that during the fiscal year ended
December 31, 2005, all the officers, directors and more than 10% beneficial owners have complied with the above described filing requirements. However, David Keaveney, a Director and President of the Company, inadvertently filed his Form 5 a few days late in February 2006. Mr. Keaveney also inadvertently filed a Form 4 a few days late for a transaction in February 2006. Tracey Baron, a Director and 10% holder, inadvertently filed his Form 5 a few days late. Mr. Baron also inadvertently filed a Form 4 a few days late for a transaction in February 2006.

CODE OF ETHICS

     The Company has adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. The Code of Ethics will be provided free of charge by the Company to interested parties upon request. Requests should be made in writing and directed to the Company at the following address: 7525 E. Williams Drive, Suite B, Scottsdale, Arizona 85255

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                                                                         Non-Equity
                                                                         Incentive   Nonqualified
 Name and                                                                   Plan       Deferred    All other
 Principal                                           Stock     Option     Compen-      Compen-     Compen-
 Position            Year   Salary($)    Bonus($)   Awards($)  Awards($)  sation($)    sation($)   sation($)     Total($)
 --------            ----   ---------    --------   ---------  ---------  ---------    ---------   ---------     --------
David W. Keaveney    2006   $186,000(1)       0        0          0          0           0         $55,565(2)   $241,565
President and CEO    2005   $114,000     11,000(3)     0          0          0           0         $52,801(4)   $177,801

Rhonda Keaveney      2006   $ 60,000(5)       0        0          0          0           0               0      $ 60,000
COO and Secretary    2005   $ 40,000     11,000(3)     0          0          0           0               0      $ 51,000

----------
(1) On September 25, 2004 David Keaveney was elected to the Board of Directors and to the offices of President, Chief Executive Officer and Chief Financial Officer of the Company. During the fiscal year ended December 31, 2006 David Keaveney received a cash salary of $116,230.82 and received 200,000 shares of the Company's Series C Preferred Stock in lieu of $10,000 in accrued, but unpaid salary Included in this total is $59,769.18 of accrued, but unpaid salary due to Mr. Keaveney as of December 31, 2006.

(2) During the fiscal year ended December 31, 2006, David Keaveney received (pursuant to his employment agreement with the Company) an automobile allowance of $21,225.78, $24,000 for renting a home office to the Company, $9,913.85 in medical reimbursements and a $425.28 life insurance premium. Rhonda Keaveney, as the wife of David Keaveney, was an obvious beneficiary of the automobile allowance, home office rent and medical expenses attributed to David Keaveney and as described in this footnote.
(3) On September 7, 2005, the Company issued 1,000,000 shares of restricted common stock to each of the three members of the Board of Directors, including David Keaveney and Rhonda Keaveney. These shares were valued at $.011 per share.
(4) During the fiscal year ended December 31, 2005, David Keaveney received (pursuant to his employment agreement with the Company) an automobile allowance of $17,310, $24,000 for renting a home office to the Company, $11,431 in medical expense reimbursements and $60 for a life insurance premium.
(5) On October 13, 2004, Rhonda Keaveney, wife of President, David Keaveney, was elected to the Board of Directors and to the office of Secretary of the Company. In March 2005, Rhonda was elected to the office of Chief Operating Officer of the Company. During the fiscal year ended December 31, 2006, Rhonda Keaveney received a cash salary of $36,923.04. Additionally, in 2006, Ms. Keaveney received $15,000 of the $35,000 of accrued salary from 2005. Included in this total is $44,226.90 of accrued, but unpaid as of December 31, 2006.

EMPLOYMENT CONTRACTS

     On October 25, 2004 the Company entered into an Executive Employment Agreement with its President, Chief Executive Officer and Chief Financial Officer, David Keaveney. The initial term of the Agreement commenced on October 25, 2004, and continued in effect until October 25, 2005, when the Agreement was renewed for two years ending in October 2007. The Agreement grants Keaveney a base salary of $114,000 per year. During the term of the Agreement, Company agrees to pay all costs of Keaveney's medical/dental expenses up to a maximum of $20,000 per year. Company shall also provide an automobile allowance of $1,000 per month. Company shall pay a monthly rent of $2,000 while it maintains an offsite operation at Keaveney's place of residency. Not withstanding the employment term, the Agreement may be terminated by either party. If the Company desires to terminate the Agreement for any reason, other than reasonable cause or event of permanent disability, Keaveney shall be entitled to 100% of the balance of payments due under the contract payable, at the Company's option, either on a bi-weekly basis or in a lump sum discounted by 10% and payable 30 days after said termination. By virtue of a that certain Stock Sale and Purchase Agreement executed on March 14, 2007, and discussed under Item 1, above, with the Company and Kenneth Yeung, Mr. Keaveney has agreed to resign from all positions with the Company within a few days of filing this Form 10-KSB and, therefore, his employment agreement with the Company will be terminated on the date of such resignation.

OTHER CONTRACTS

     None.

STOCK OPTIONS AND WARRANTS

     THE FOLLOWING INFORMATION HAS BEEN RETROACTIVELY ADJUSTED TO ACCOUNT FOR THE 1 FOR 225 REVERSE STOCK SPLIT THAT OCCURRED ON OCTOBER 31, 2006.

     On January 18, 2006, the Motorsports Emporium, Inc. 2006 Employee Stock Incentive Plan was adopted and approved by the Board of Directors. The Plan authorized 666,667 shares of common stock of the Company to be granted to employees, officers, consultants and directors of the Company. The Company filed a Form S-8 on January 26, 2006, related to this Plan. All 666,667 shares covered by the Plan have been issued and there are no options outstanding under the Plan.

     On July 14, 2006, the Motorsports Emporium, Inc. 2006 Employee Stock Incentive Plan was amended to add an additional 318,613 shares of common stock to the Plan. The Company filed a Form S-8 on July 14, 2006, related to this Amended Plan. All 318,613 shares covered by the Plan have been issued and there are no options outstanding under the Plan.

     On November 24, 2006, the Motorsports Emporium, Inc. 2006 Employee Stock Incentive Plan No. 2 was adopted and approved by the Board of Directors. The Plan authorized 2,889 shares of common stock of the Company to be granted to employees, officers, consultants and directors of the Company. The Company filed a Form S-8 on November 24, 2006, related to this Plan. All 2,889 shares covered by the Plan have been issued and there are no options outstanding under the Plan.

OPTION/SAR GRANTS TABLE

     There were no stock options/SARS granted under the Company's stock option plans to executive officers and directors during fiscal 2005 or 2006.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     There were no exercises of stock options/SAR by executive officers during fiscal 2005 or 2006.

LONG-TERM INCENTIVE PLAN AWARDS

     There were no long-term incentive plan awards made in the last two fiscal years.

COMPENSATION OF DIRECTORS

     During 2006, the Company had no formal or standard compensation arrangement with members of its Board of Directors. However, the Company did enter into a consulting agreement with Tracy S. Baron, while he was on the Board of Directors, that was to have paid him $7,500 through February 9, 2007, in return for advice regarding mergers, acquisitions, joint ventures, strategic partnerships, management, marketing and expansion of services and business opportunities. Mr. Baron was not engaged in any capital raising activities for the Company or in any promotion of the Company's securities. On December 13, 2006, the Company made a lump sum payment to Mr. Baron for the amount of his consulting compensation by issuing 312,500 shares of restricted common stock to him for an aggregate value of $25,000. Mr. Baron is not currently a consultant to the Company.

REPRICING OPTIONS

     During the fiscal year ended December 31, 2006, the Company did not reprice any stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners

     The Company has three (3) classes of voting securities outstanding (Common Stock, Class A Preferred Stock and Class C Preferred Stock). The following table sets forth security ownership information as of the close of business on March 27, 2007, for any person or group, known by the Company to own more than five percent (5%) of the Company's common stock and Class C Preferred Stock. No table is included for the Company's Series A Preferred Stock due to the fact that only 96 shares of same are outstanding and such shares represent a DE MINIMUS number of votes that could be cast on any matter presented for a vote of stockholders.

                                                                Amount and
                                                                 Nature of
    Name and Address                      Title Of              Beneficial        Percent of
   of Beneficial Owner                      Class                  Owner            Class
   -------------------                      -----                  -----            -----
Kenneth Yeung                          Series C Preferred         200,000            100% (1)
7525 E. Williams Drive, Suite B
Scottsdale, Arizona 85255

Nicholas C. Babyak, Jr.                Common Stock             1,011,487             34%
2600 West Ina Road
Apartment 251
Tucson, Arizona 85741

David Keaveney (3)                     Common Stock               198,680              7%
7525 E. Williams Drive Suite B,
Scottsdale, Arizona 85255

Rhonda Keaveney                        Common Stock                 5,334       Less than 1%
7525 E. Williams Road Suite B
Scottsdale, Arizona 85255

----------
1. The Series C Preferred Stock has voting rights of 3,000 votes per share, so that Mr. Yeung has the right to vote 600,000,000 of the 604,368,768 votes available to Mr. Yeung and the holders of our common stock, thereby giving Mr. Yeung controlling voting rights in the Company.

(b) Security Ownership of Management

     The following table sets forth security ownership information as of the close of business on March 27, 2007, of all directors and all executive officers listed in the "Summary Compensation Table" set forth herein, and all directors and executive officers as a group.

                                                                Amount and
                                                                 Nature of
    Name and Address                      Title Of              Beneficial        Percent of
   of Beneficial Owner                      Class                  Owner            Class
   -------------------                      -----                  -----            -----
Kenneth Yeung
7525 E. Williams Drive, Suite B       Series C Preferred          200,000          100.00%
Scottsdale, Arizona 85255             Common                            0               0%

David Keaveney                        Common                      198,680            4.55%
7525 E. Williams Drive, Suite B
Scottsdale, Arizona 85255

Rhonda Keaveney                       Common                        5,334      Less than 1%
7525 E. Williams Drive, Suite B
Scottsdale, Arizona 85255

Officers and Directors                Common                      204,014            4.67%
 as a Group (3 persons)               Series C Preferred          200,000          100.00%

(c) Changes in Control

    Since December 31, 2005, the Company has experienced three separate changes in control of its voting securities:

     1. On August 28, 2006, the Company completed the purchase of all 2,671,817 shares of its then issued and outstanding Series B Preferred Stock in three private transactions. On August 21, 2006, the Company acquired 1,421,897 shares of Series B Preferred Stock from Robert Brehm and Intercontinental Assets Corp in exchange for a $250,000 Convertible Note due August 30, 2007. The Company also acquired 625,000 shares of Series B Preferred Stock from its Chief Executive Officer, David W. Keaveney, and 625,000 shares of Series B Preferred Stock from Tracey Baron, when Messrs. Keaveney and Baron surrendered such shares to the Company in return for an aggregate consideration of $1.00 paid to each of Messrs. Keaveney and Baron.
     2. On September 13, 2006, the Company issued 200,000 shares of Series C Preferred Stock to its Chief Executive Officer, David W. Keaveney, in exchange for the cancellation of $10,000 in accrued, but unpaid, compensation due to Mr. Keaveney. Since the Series C Preferred Stock carry 3,000 votes per share, Mr. Keaveney was entitled to 600 million votes on matters submitted to the Company's shareholders for voting.
     3. As discussed under "Material Recent Development," above, on March 14, 2007, Mr. Keaveney sold his 200,000 shares of Series C Preferred to Kenneth Yeung for a purchase price of $10,000 (the exact price previously exchanged by Mr. Keaveney when he acquired such shares by cancelling $10,000 of accrued, but unpaid, compensation due to Mr. Keaveney from the Company). As a result of Mr. Yeung's acquisition of the Series C Preferred Stock from Mr. Keaveney, Mr. Yeung is considered a "control person" of the Company under applicable SEC regulations. Moreover, Mr.Yeung was elected to the office of President of the Company on March 14, 2007. In addition, David W. Keaveney has agreed to resign from his current offices as Chief Executive Officer, Chief Financial Officer and Director of the Company within a few days after this annual report on Form 10-KSB is filed with the SEC. Rhonda Keaveney has also agreed to resign from her current offices as Chief Operating Officer, Secretary and Director of the Company within a few days after this annual report on Form 10-KSB is filed with the SEC. Following such resignations and as a result of having voting control of the Company, Mr. Yeung will be in a position to elect all members of the Company's Board of Directors and elect all officers of the Company. As of the date of the Form 10-KSB, Mr. Yeung has not indicated whom he will elect to the Board of Directors or as officers of the Company.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

                                                                                   Number of securities
                                 Number of securities                            remaining available for
                                  to be issued upon        Weighted-average       future issuance under
                                     exercise of           exercise price of     equity compensation plans
                                 outstanding options,     outstanding options,     (excluding securities
                                 warrants and rights      warrants and rights     reflected in column (a))
                                 -------------------      -------------------     ------------------------
Equity compensation plans
approved by security holders              0                       n/a                            0

Equity compensation plans not
approved by security holders              0                       n/a                    1,000,000

Total                                     0                       n/a                    1,000,000

ITEM 12. CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
         INDEPENDENCE.

     During 2006, the Company had no formal or standard compensation arrangement with members of its Board of Directors. However, the Company entered into a consulting agreement with one of its directors,Tracey S. Baron, on August 10, 2005, that would have paid him $7,500 per month through February 9, 2007, in return for advice regarding business related services, including those related to capital raising transactions. On March 1, 2006, the Company amended the consulting agreement with Mr. Baron whereby he would no longer provide services related to capital raising transactions. On March 30, 2006, the Company signed another amendment whereby the Company and Mr. Baron agreed that Mr. Baron would be paid the balance of his $75,000 in consulting fees with registered 83,334 shares of the Company common stock (adjusted for the 1 for 225 share reverse stock split) under the 2006 Employee Stock Incentive Plan..

     On December 13, 2006, the Company made a lump sum payment to Mr. Baron for the amount of his additional consulting compensation by issuing 312,500 shares of restricted common stock to him valued at $25,000. Mr. Baron is not currently a consultant to the Company or member of our board of directors.

     On September 13, 2006, the Company issued 200,000 shares of Series C Preferred Stock ("Pf C Shares") to David W. Keaveney, the Company's President and CEO, in exchange for the cancellation of $10,000 in accrued, but unpaid, compensation due to Mr. Keaveney.

     The  Pf  C  Shares  have  the  following   voting   powers,   designations,
preferences, limitations, restrictions and relative rights:

     a.   Designation: Series C Preferred Stock
     b.   Authorized Shares of Series C Preferred Stock: 3,000,000
     c.   Liquidation Rights: None
     d.   Dividend Rights: None
     e.   Conversion Rights: None
     f.   Mandatory Redemption Rights: None
     g.   Voting Rights: 3,000 votes per share

     Since the Pf C Shares issued to Mr. Keaveney carried super-voting rights of 3,000 votes per share, Mr. Keaveney was entitled to 600 million votes on matters submitted to the Company's shareholders for vote. As a result of Mr. Keaveney's voting power, he effectively controlled the Company and was considered a "control person" under applicable SEC regulations. On March 14, 2007, Mr. Keaveney sold his Pf C Shares to Mr. Kenneth Yeung, who is now deemed to be a "control person" of the Company.

     During the first quarter of fiscal 2006, the Company renegotiated an outstanding note payable of $129,240 with a shareholder. See Note 6 to Financial Statements..

     On August 21, 2006, the Company issued a $250,000 convertible note payable to a shareholder and an entity owned by such shareholder in exchange for the retirement of the shareholder's Series B Preferred Stock and all related accrued interest. See Note 6 to Financial Statements.

     See Notes 8 and 10 to the Company's Consolidated Financial Statements of this Annual Report.

     During 2006 and as of the date of this annual report, the Company's two directors, David W. Keaveney and Rhonda Keaveney, were and are not independent directors.

ITEM 13. EXHIBITS.

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B.

EXHIBIT                             DESCRIPTION
-------                             -----------
 3.1 (1)   Amendment to Articles of Incorporation dated January 22, 2001 and filed with the  Colorado  Secretary of State on January 22, 2001.
 3.2 (2)   Statement of Correction to the Articles of Incorporation dated and filed with the Secretary of State of Colorado on August 27, 2003.
 3.3 (1)   By-laws of the Company.
10.1 (3)   Stock Sale and Purchase Agreement dated March 14, 2007
14   (4)   Code of Ethics
21   **    Subsidiaries of the Company
31.1 **    Certification of Principal Executive Officer Pursuant to 18 U.S.C.
           Section 1350
31.2 **    Certification of Principal Financial Officer Pursuant to 18 U.S.C.
           Section 1350
32.1 **    906 Certification of Principal Executive Officer
32.2 **    906 Certification of Principal Financial Officer
99.1 (3)   Advisory Board Agreement with Arie Luyendyk, Jr. dated March 4, 2005
99.2 (3)   Advisory Board Agreement with Arie Luyendyk, Sr. dated March 14, 2005

----------
(1)  Incorporated  by  reference  to Form  10SB  filed  February 8, 2001.
(2)  Incorporated  by  reference  to  Form  8-K  filed  October  31, 2003.
(3)  Incorporated   by  reference  to  form  8-K  filed  March  27, 2007.
(4)  Incorporated  by  reference  to Form 10-KSB  filed April 1, 2005.
**   Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

     The Company's independent accountants during the fiscal year ending December 31, 2006 were HJ & Associates, LLC

     (1) Audit Fees. During the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB and for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was $24,000 and $29,000 respectively.

     (2) Audit-Related Fees. During fiscal years ended December 31, 2006 and 2005 our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

     (3) Tax Fees. During the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed by the Company's auditors for tax related services amounted to $2,120 and $1,500 respectively.

     (4) All Other Fees. None.

     (5) Audit Committee's Pre-Approval Policies and Procedures. The Company had no audit committee during the fiscal years ended December 31, 2006 and 2005; hence, there were no pre-approval policies or procedures in effect during such fiscal years.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Motorsports Emporium, Inc.


Dated: April 6, 2007                /s/ David W. Keaveney
                                    --------------------------------------------
                               By:  David W. Keaveney
                               Its: Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: April 6, 2007                /s/  David W. Keaveney
                                    --------------------------------------------
                                By:  David W. Keaveney
                               Its: Chief Executive Officer, Treasurer Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)


Dated: April 6, 2007                /s/ Rhonda Keaveney
                                    --------------------------------------------
                               By:  Rhonda Keaveney
                               Its: Chief Operating Officer, Secretary and
                                    Director

                   MOTORSPORTS EMPORIUM INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

                                    CONTENTS

Report of Independent Registered Public Accounting Firm .................. F-3

Consolidated Balance Sheet................................................ F-4

Consolidated Statements of Operations..................................... F-5

Consolidated Statements of Stockholders' Equity (Deficit)................. F-6

Consolidated Statements of Cash Flows..................................... F-7

Notes to the Consolidated Financial Statements............................ F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Motorsports Emporium, Inc. & Subsidiaries
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of Motorsports Emporium, Inc. and Subsidiaries, as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorsports Emporium, Inc. and Subsidiaries, as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ & Associates, LLC
--------------------------------
Salt Lake City, Utah
April 3, 2007

                   MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                                       2006
                                                                    -----------
                                     ASSETS

Cash                                                                $     7,200
Accounts receivable                                                         267
Inventory                                                                   922
Other current assets                                                     11,675
                                                                    -----------
      Total current assets                                               20,064
                                                                    -----------
Fixed assets, net                                                         6,578
Assets held for sale                                                     11,914
Intangible assets, net                                                   10,750
                                                                    -----------
      Total assets                                                  $    49,306
                                                                    ===========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses                               $   273,454
Accrued expenses - related parties                                      114,000
Notes payable to shareholders                                           366,920
                                                                    -----------
      Total current liabilities                                         754,374
                                                                    -----------
      Total liabilities                                                 754,374
                                                                    -----------
Preferred A stock, $250 par value, 100,000 shares authorized;
 96 shares issued and outstanding                                        24,000
Preferred C stock, no par value, 3,000,000 shares authorized;
 200,000 shares issued and outstanding                                   10,000
Common stock; $.001 par value, 500,000,000 shares authorized;
 2,979,355 issued and outstanding                                         2,979
Additional paid-in capital                                            4,623,949
Stock subscription receivable                                            (1,305)
Accumulated deficit                                                  (5,364,691)
                                                                    -----------
      Total stockholders' deficit                                      (705,068)
                                                                    -----------
      Total liabilities and stockholders' deficit                   $    49,306
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                   MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year Ended December 31,
                                                                  ---------------------------------
                                                                     2006                  2005
                                                                  -----------           -----------
Retail sales                                                      $    57,853           $        --
Cost of sales                                                          83,998                    --
                                                                  -----------           -----------
Gross profit                                                          (26,145)                   --
                                                                  -----------           -----------
Operating expenses:
  Selling, general and administrative                               1,121,756               992,976
  Depreciation and amortization                                         7,788                 4,904
                                                                  -----------           -----------
       Total operating expenses                                     1,129,544               997,880
                                                                  -----------           -----------
Operating loss                                                     (1,155,689)             (997,880)

Other income (expense):
  Interest income                                                          48                    15
  Interest expense                                                    (28,489)              (34,902)
  Legal settlement expense                                            (40,496)                   --
  Gain on reversal of contingency accrual                             150,057                    --
  Loss on extinguishment of debt                                     (116,405)                   --
  Other income (expense)                                                 (228)                 (750)
                                                                  -----------           -----------
      Total other income (expense)                                    (35,513)              (35,637)
                                                                  -----------           -----------
Loss from continuing operations                                    (1,191,202)           (1,033,517)

Discontinued operations:
  Income (loss) from operations of discontinued business                  991                23,018
  Income (loss) on disposal of assets                                     500                    --
                                                                  -----------           -----------
Income (loss) on discontinued operations                                1,491                23,018
                                                                  -----------           -----------
Net loss                                                          $(1,189,711)          $(1,010,499)
                                                                  ===========           ===========
Net loss per common share - basic and diluted
  Continuing operations                                           $     (0.66)          $     (1.20)
                                                                  ===========           ===========
  Discontinued operations                                         $      0.00           $      0.03
                                                                  ===========           ===========
  Net loss per common share                                       $     (0.65)          $     (1.17)
                                                                  ===========           ===========

Weighted average common shares outstanding:
  Basic                                                             1,816,896               863,590
                                                                  ===========           ===========
  Diluted                                                           1,816,896               863,590
                                                                  ===========           ===========

     See accompanying notes to consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                              Common Stock         Preferred Stock A        Preferred Stock C
                                                           --------------------    -----------------       -------------------
                                                           Shares        Amount    Shares     Amount       Shares       Amount
                                                           ------        ------    ------     ------       ------       ------
Balance, December 31, 2004                                 604,495       $ 604        96     $ 24,000           --    $      --
  Common stock issued for services                          25,524          26
  Common stock issued for repayment of debt                 86,420          86
  Common stock issued for stock option grants              243,111         243
  Sale of stock for cash                                   128,621         129
  Stock issued to executives, officers and directors        17,172          17
  Amortization of expenses prepaid with common stock
  Net loss
                                                        ----------     -------      ----     --------     --------    ---------
Balance, December 31, 2005                               1,105,343       1,105        96       24,000           --           --
                                                        ----------     -------      ----     --------     --------    ---------
  Common stock issued for services                         802,080         802
  Preferred stock C issued for services                                                                    200,000       10,000
  Common stock issued for repayment of debt                 95,000          85
  Preferred stock issued for repayment of debt
  Common stock issued for stock option grants              740,754         741
  Sale of stock for cash                                   213,678         214
  Stock issued to executives, officers and directors        22,500          22
  Net loss
                                                        ----------     -------      ----     --------     --------    ---------

Balance, December 31, 2006                               2,979,355     $ 2,979        96     $ 24,000      200,000    $  10,000
                                                        ==========     =======      ====     ========     ========    =========

                                                                                        Stock
                                                          Paid-In        Deferred    Subscriptions      Retained
                                                          Capital      Compensation   Receivable        Earnings         Total
                                                          -------      ------------   ----------        --------         -----
Balance, December 31, 2004                              $ 2,416,716     $ (19,520)     $     --       $(3,164,481)    $  (742,681)
  Common stock issued for services                          132,462                                                       132,488
  Common stock issued for repayment of debt                 206,960                                                       207,046
  Common stock issued for stock option grants               787,895                      (26,775)                         761,363
  Sale of stock for cash                                    244,871                                                       245,000
  Stock issued to executives, officers and directors         44,761                                                        44,778
  Amortization of expenses prepaid with common stock                       19,520                                          19,520
  Net loss                                                                                     -       (1,010,499)     (1,010,499)
                                                        -----------     ---------       --------      -----------     -----------
Balance, December 31, 2005                                3,833,665            --        (26,775)      (4,174,980)       (342,985)
                                                        -----------     ---------       --------      -----------     -----------
  Common stock issued for services                          301,578                                                       302,380
  Preferred stock C issued for services                                                                                    10,000
  Common stock issued for repayment of debt                   6,555                                                         6,650
  Common stock issued for stock option grants               444,198                       25,470                          470,409
  Sale of stock for cash                                     33,924                                                        34,138
  Stock issued to executives, officers and directors          4,029                                                         4,051
  Net loss                                                                                             (1,189,711)     (1,189,711)
                                                        -----------     ---------       --------      -----------     -----------

Balance, December 31, 2006                              $ 4,623,949     $      --      $ (1,305)      $(5,364,691)    $  (705,068)
                                                        ===========     =========      ========       ===========     ===========

          See accompanying notes to consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                                        ---------------------------------
                                                                            2006                  2005
                                                                        -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                   $(1,191,202)          $(1,033,518)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                             7,788                 4,904
    Amortization of debt discounts                                            3,531                10,594
    Non-cash loss on extinguishment of debt                                 116,405                 7,618
    Gain on reversal of contingency accrual                                (150,057)                   --
    Employee stock based compensation                                        71,318               162,999
    Officer stock based compensation                                         10,000                    --
    Common stock issued to third parties for services                       302,380               152,008
    Gain on disposal of equipment                                               277                    --
  Changes in assets and liabilities:
    Accounts receivable                                                       1,000                  (312)
    Inventory                                                                89,203               (90,124)
    Prepaid expenses                                                         (4,130)               (6,182)
    Accounts payable and accrued expenses                                   237,362               (80,569)
    Accrued expenses - related parties                                       12,500               101,500
                                                                        -----------           -----------
        Net cash used in continuing operations                             (493,625)             (771,082)
        Net cash provided by discontinued operations                         58,414               118,722
                                                                        -----------           -----------
        Net cash used in operating activities                              (435,211)             (652,360)
                                                                        -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for intangible assets                                             --               (15,000)
  Purchases of fixed assets                                                  (2,029)              (11,207)
                                                                        -----------           -----------
        Net cash used in continuing operations                               (2,029)              (26,207)
        Net cash provided by (used in) discontinued operations                3,200                    --
                                                                        -----------           -----------
        Net cash used in investing activities                                 1,171               (26,207)
                                                                        -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party accounts payable
  Repayments of notes payable                                               (20,000)             (198,347)
  Proceeds from issuance of common stock                                     34,138               245,000
  Proceeds from exercise of stock options                                   403,142               643,142
                                                                        -----------           -----------
        Net cash provided by financing activities                           417,280               689,795
                                                                        -----------           -----------

INCREASE (DECREASE) IN CASH                                                 (16,760)               11,228

CASH, beginning of period                                                    23,960                12,732
                                                                        -----------           -----------
CASH, end of period                                                     $     7,200           $    23,960
                                                                        ===========           ===========

          See accompanying notes to consolidated financial statements.

                   MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                Year Ended December 31,
                                                                               --------------------------
                                                                                 2006              2005
                                                                               --------          --------
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
  Cash paid for interest                                                       $     --          $     --
  Cash paid for income taxes                                                   $     --          $     --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for services                                             $302,380          $152,008
  Common stock issued for extinguishment of debt and other liabilities         $  6,650          $207,046
  Preferred stock issued for conversion of note payable                        $     --          $  8,595



          See accompanying notes to consolidated financial statements.

                   MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Motorsports Emporium, Inc. ("The Company") was incorporated on January 10, 1996 under the laws of the State of Colorado. During 2004, the Company changed its name and stock-trading symbol to Motorsports Emporium, Inc. and MSEP, respectively. On February 6, 2004, Ten Stix Gaming, Inc., a wholly owned subsidiary of the Company was formed. On November 10, 2004, the Company formed Scottsdale Diecast, Inc., a wholly owned subsidiary. In September 2006, the Company formed Quadriga MotorSports, Inc, a Nevada Corporation. The Company's business is selling auto racing memorabilia and high performance automobile products.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

CONCENTRATIONS OF CREDIT RISK

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

INVENTORY

Inventory is valued at the lower of cost or market. At December 31, 2006, inventory consisted of motorsports accessories and brake fluid and related packaging materials.

FIXED ASSETS

Fixed assets consists of furniture, fixtures and equipment. Total depreciation expense (including depreciation expense on discontinued operations) was $44,898 and $6,001 for the years ended December 31, 2006 and 2005, respectively. The costs and accumulated depreciation of assets retired, sold, or otherwise disposed of were eliminated from the accounts and any resulting gain or loss was credited or charged to income, or applied to equity, as appropriate.

INTANGIBLE ASSETS

Intangible assets consist of a website development costs and a capitalized license agreement. The website is being amortized over a three year life and the license agreement is being amortized over its contractual life.

ASSETS HELD FOR SALE

Assets held for sale include assets related to the Company's discontinued line of business. All assets held for sale are carried at the lower of carrying value (cost less accumulated depreciation or amortization) or market.

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

ADVERTISING EXPENSE

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2006 and 2005 was $31,032 and $120,668, respectively.

                   MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

STOCK-BASED COMPENSATION

The Company's stock options awarded to employees contain a variable exercise price that is dependent upon the market price of the Company's common stock at the date of exercise and, therefore, are accounted for as variable awards. During the years ended December 31, 2006 and December 31, 2005, the Company recognized $383,698 and $315,007, respectively of compensation expense associated with stock-based compensation. Under FASB Statement 123(R), the expense recognition for variable awards is the same under the intrinsic value and the fair value methods. Accordingly, the pro forma disclosures required under FASB Statement 123 are not applicable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R will be effective for periods beginning after December 15, 2005. As the Company's share-based compensation transactions consist of variable awards that are treated the same under the intrinsic method and the fair-value method, the adoption of SFAS 123R did not impact its financial condition or results of operations.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be

                   MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS 154 did not have an impact to the Company's overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

In March of 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140" (SFAS 156). SFAS 156 amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer's financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities, and (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS 156 is effective for all servicing assets and liabilities as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The effect of adoption of SFAS 156 is not anticipated to have a material impact on the Company's consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (FIN 48) - an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The effect of adoption of FIN 48 is not anticipated to have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, SFAS 157 clarifies and codifies related guidance within other generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The effect of adoption of SFAS 157 is not anticipated to have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, " Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB
Statements No. 87, 88, 106, and 132(R)" (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also eliminates the option in SFAS 87 to measure plan assets and obligations up to three months prior to the financial statement date. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 did not have an impact to the Company's overall results of operations or financial position.

                   MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS No. 115" (SFAS 159). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151 (SFAS 151), "Inventory Costs". SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the results of operations or financial position of the Company.

NOTE 2: MATERIAL EVENTS

REVERSE STOCK SPLIT

Effective October 31, the Company initiated a reverse split of the Company's common stock on a ratio of 1 share for every 225 shares of common stock, without decreasing the number of authorized shares of common stock and without changing the par value of the common stock. All share counts included in this Form 10-KSB have been retroactively restated for this stock split.

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

The Pf C Shares have the following voting powers, designations, preferences, limitations, restrictions and relative rights:

     a.   Designation: Series C Preferred Stock
     b.   Authorized Shares of Series C Preferred Stock: 3,000,000
     c.   Liquidation Rights: None
     d.   Dividend Rights: None
     e.   Conversion Rights: None
     f.   Mandatory Redemption Rights: None
     g.   Voting Rights: 3,000 votes per share

                   MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since the Pf C Shares issued to Mr. Yeung carry super-voting rights of 3,000 votes per share, Mr. Keaveney is entitled to 600 million votes on matters submitted to the Company's shareholders for vote. As a result of Mr. Keaveney's voting power, he effectively controls the Company and is considered a "control person" under applicable SEC regulations.

DISCONTINUED OPERATIONS

In the fourth quarter of 2006, the Company discontinued operations of its Scottsdale Diecast division due to increased manufacturer's prices, slowing retail sales and increased competition from online auction sites. Subsequent to December 31, 2006, the Company sold the balance of its inventory and a website. The Company decided to no longer focus its efforts in the die cast business primarily because of increasing inventory costs and declining sales due, in part, to the consolidation of the diecast industry. The Company has subsequently disposed of all assets related to this division in the first quarter of 2007. Scottsdale Diecast's net revenues for the year ended December 31, 2006 and 2005 were $138,962 and $221,975, respectively. Excluding general and administrative costs that are not specifically identifiable to Scottsdale Diecast, the income from discontinued operations were $991 and $23,018 for the years ended December 31, 2006 and 2005, respectively. No income tax expense has been recorded related to the discontinued operations given the Company's net operating loss carryforwards and related valuation allowances. Prior year financial statements for 2005 have been restated to present the operations of the Scottsdale Diecast division as a discontinued operation.

The Company disposed of a portions of its fixed assets related to the Scottsdale Diecast division and recognized a gain of $500. The remaining assets of the discontinued operations consist of inventory of $2,500, fixed assets (net of accumulated depreciation) of $937 and website development costs (net of accumulated amortization) of $8,478 that are presented under the caption "Assets held for sale" in the accompanying consolidated balance sheet as of December 31, 2006. These assets were sold subsequent to year end for $15,000.

NOTE 3:  GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. The Company has incurred net losses from operations since inception and has an accumulated deficit of $5,364,691 and a working capital deficit of $734,310 as of December 31, 2006.

Although the Company has obtained short-term loans, in the absence of long-term financial support, there can be no assurance that additional financing can be obtained from conventional sources.

NOTE 4: FIXED ASSETS

Fixed assets consists of the following at December 31, 2006:

                                                            2006
                                                          --------
     Furniture, fixtures and equipment (at cost)          $ 14,836
     Less accumulated depreciation                          (8,258)
                                                          --------
     Fixed assets, net                                    $  6,578
                                                          ========

Depreciation expense for continuing operations for the years ended December 31, 2006 and 2005 was $4,788 and $3,654, respectively.

NOTE 5: INTANGIBLE ASSETS

Intangible assets consists of the following at December 31, 2006:

     License                                              $ 15,000
     Less accumulated amortization                          (4,250)
                                                          --------
                                                          $ 10,750
                                                          ========

                   MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense from continuing operations for year ended December 31, 2006 and 2005 was $3,000 and $1,250, respectively.

As a part of the purchase of Scalecars.com, the company issued 21,778 shares of common stock, with a market value of $25,480. The value of these shares was attributed to the website obtained by the Company. Capital expenditures have increased the value of this website. Both the website and the improvements to it are being amortized over a three year life and were reclassified to "Assets held for sale" in connection with the Company's decision to discontinue operations of its Scottsdale Diecast division. See Note 2.

During 2005, the Company acquired a license for the exclusive rights to produce and distribute a high performance brake fluid. This license was capitalized at cost and is being amortized over its estimated useful life of ten years.

NOTE 6: NOTES PAYABLE TO SHAREHOLDERS

During the first quarter of fiscal 2006, the Company renegotiated an outstanding note payable with a shareholder. Under the terms of the renegotiated instrument, the Company is obligated to make quarterly principal payments of $7,500, with the remaining principal due February 16, 2007. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19: DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, and, therefore, this renegotiation did not result in the recognition of a gain or loss. During the third and fourth quarter of fiscal 2006, the Company did not make its quarterly required principal payment. The amount outstanding under this note is $121,920 and was in default at December 31, 2006. The Company is currently in verbal discussions to resolve the outstanding note.

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

The Company was unable to make November and December Note payments and though no formal letter of default was issued, the Company was in default. However the Company made arrangements with the holder for payment in the first quarter of 2007 and is current with all payments. The Company did not receive any notice of default in 2006. The amount outstanding under this note is $245,000 at December 31, 2006.

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

                   MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

converted into common stock. The rate at which they can be converted is determined by dividing the face value plus the amount of any accrued but unpaid fees thereon by $0.0005. No dividends had been declared by the Company as of September 30, 2006.

At December 31, 2005 the Company classified the Series B Preferred shares as a liability in accordance with the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, as it did not have sufficient authorized shares of common stock to provide for the conversion of all Series B Preferred shares. All accrued dividends have been recognized as interest expense in the accompanying consolidated statements of operations.

On August 21, 2006, the outstanding Preferred Series B stock, consisting of shares held by the CEO, a director and a shareholder were retired in exchange for cash compensation of $1 each to the CEO and a director and a convertible note payable of $250,000 to the shareholder The Company has determined that this transaction meets the definition of an extinguishment based on the guidance contained in EITF 96-19: DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, and, therefore, the Company has recognized a loss on extinguishment of debt of $116,405 related to this transaction. See a description of the debt instrument at Note 6.

NOTE 8: STOCKHOLDERS' EQUITY

PREFERRED STOCK

Each share of Preferred A Series stock may be converted into 200 shares of common stock. No dividend has been designated to preferred shares.

On September 13, 2006, the Company issued 200,000 shares of Pf C Shares to David
W. Keaveney, the Company's President and CEO, in exchange for the cancellation of $10,000 in accrued, but unpaid, compensation due to Mr. Keaveney. The Preferred C stock has no liquidation rights, no dividend rights, no conversions rights or no redemption rights. Each share of the Preferred C stock has a voting right of 3,000 votes per share granting 600,000,000 votes total See Note 2.

COMMON STOCK

During 2006, the Company issued shares to third parties and consultants in exchange for services. The Company issued an aggregate of 3,988 shares valued at $309,030 (including 426,694 shares issued to a former director valued at $135,280) based on quoted stock prices on the date of grant. During 2006, the Company also issued 22,500 shares to employees valued at $4,050 in lieu of cash compensation.

During 2006, the Company issued shares of restricted common stock to four investors in exchange for proceeds totaling $34,138. No underwriters were used for either of these offerings. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

On August 10, 2005, the Company issued 117,648 shares of restricted common stock to an entity controlled by a former Director of the Company for an investment of $225,000.

On September 27, 2005, the Company issued 10,974 shares of restricted common stock to an Investor for an investment of $20,000. No underwriters were used for either of these offerings. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

During 2005, the Company entered into various transactions with third parties and related parties, whereby the Company issued shares of common stock to satisfy amounts owed. The Company issued an aggregate of 86,420 shares of common stock (including 32,616 to the Company's CEO) to satisfy $30,000 of long-term debt and $169,428 of accrued expenses. The Company recorded the shares of common stock based on the closing price on the transaction date and recognized an aggregate loss of $7,618 (including a $544 related to the transaction with the Company's CEO) that is included in other income (expense) in the consolidated statement of operations.

                   MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2005, the Company issued an aggregate of 13,334 shares of common stock to the Company's board of directors as compensation for services and issued an additional 3,839 shares of common stock to the Company's CEO for services rendered. The Company also issued an aggregate of 25,524 shares of common stock to various third parties and related parties (including 12,191 shares to a Director of the Company) for services rendered to the Company. The Company has recorded expense associated with these grants equal to the fair value of the common stock based on the closing price on the date of grant.

NOTE 9: INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

                                             2006                  2005
                                         -----------           -----------
     Deferred tax assets:
       NOL Carryover                     $   814,500           $ 1,030,901
     Deferred tax liabilities:
       Depreciation                               --                    --
     Valuation allowance                    (814,500)           (1,030,901)
                                         -----------           -----------

     Net deferred tax asset              $        --           $        --
                                         ===========           ===========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

                                           2005                  2005
                                         ---------             ---------
     Book income                         $(463,986)            $(394,095)
     Stock for services/option expense     117,928                    --
     Settlement                             61,191                    --
     Beneficial conversion                      --                    --
     Other                                   1,288                 3,331
     Valuation allowance                   283,579               390,764
                                         ---------             ---------

                                         $      --             $      --
                                         =========             =========

At December 31, 2006, the Company had net operating loss carry forwards of approximately $2,000,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the December 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

The Pf C Shares have the following voting powers, designations, preferences, limitations, restrictions and relative rights:

     a.   Designation: Series C Preferred Stock
     b.   Authorized Shares of Series C Preferred Stock: 3,000,000

                   MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     c.   Liquidation Rights: None
     d.   Dividend Rights: None
     e.   Conversion Rights: None
     f.   Mandatory Redemption Rights: None
     g.   Voting Rights: 3,000 votes per share

Since the Pf C Shares issued to Mr. Keaveney carry super-voting rights of 3,000 votes per share, Mr. Keaveney is entitled to 600 million votes on matters submitted to the Company's shareholders for vote. As a result of Mr. Keaveney's voting power, he effectively controls the Company and is considered a "control person" under applicable SEC regulations.

During the first quarter of fiscal 2006, the Company renegotiated an outstanding note payable of $129,240 with a shareholder. See Note 6.

On August 21, 2006, the Company issued a $250,000 convertible note payable to a shareholder and an entity owned by such shareholder in exchange for the retirement of the shareholder's Series B preferred stock and all related accrued interest. See Note 6.

The Company obtained loans from stockholders in totaling $7,600 during 2004. The notes entered into during 2004 were interest bearing and principal and interest was convertible into Preferred Series B Stock. The Company recognized a beneficial conversion feature of $7,262 associated with these loans which was expensed in 2004. During 2005, the Company issued 171,897 shares of common stock upon conversion of these loans.

During 2005, the Company issued an aggregate of 32,616 shares of common stock to David Keaveney, the Company's President and CEO, for payment of debt totaling $80,304. A loss of $544 was recorded on this transaction based on the difference between the fair market value of the stock and the debt balance on the date of the transactions.

During 2005, the Company issued an aggregate of 33,378 shares of common stock to an existing shareholder for payment of debt totaling $66,243. A loss of $2,171 was recorded on this transaction based on the difference between the fair market value of the stock and the debt balance on the date of the transactions.

During 2005, the Company issued an aggregate of 12,191 shares of common stock to a member of the Board of Directors in exchange for non-director services valued at $23,088 based on the fair market value of the stock on the date of the transactions. Such amounts were expensed as incurred.

During 2005, the Company incurred expenses totaling $90,000 for consulting services rendered by a significant shareholder, of which $56,000 was paid by December 31, 2005.

NOTE 11: COMMITMENTS AND CONTINGENCIES

ROYALTIES

Under the terms of the license agreement described in Note 4, the Company is obligated to pay Michael Wachholz a royalty equal to 7% of all revenues generated through the sale of GS610 brake fluid as per the terms of the Licensing Agreement. No significant royalties were generated in 2006.

LITIGATION

The Company is not currently involved in any legal matters. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

CASE NUMBER 05CV5129 X-CLEARING CORPORATION V. MOTORSPORTS EMPORIUM, INC.

During the third quarter of 2005, the Company was made a defendant in the matter of X-Clearing Corporation, FKA Global Stock Transfer and Global Securities Transfer v. Ten Stix, Inc., NKA MotorSports Emporium, Inc., filed on July 1, 2005, in the District Court for the City and County of Denver Colorado, case

                   MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

number 05CV5129. The plaintiff alleged breach of contract, collection of debts owed and bad faith pertaining to activities of prior management and sought damages in excess of $35,000. In July 2006, a judgment was entered in favor of X-Clearing Corporation against MotorSports Emporium (f/k/a Ten Stix, Inc.) for the principal amount of $16,856.28 plus prejudgment interest of $3,639.78, in addition to costs and reasonable attorney fees, which we are estimating to be $20,000. Such amounts have been accrued in other income (expense) in the accompanying consolidated income statement for the year ended December 31, 2006. On November 27, 2006 the judgment was domesticated in Arizona (CV2006-018060 and CV2006-018061) for the Principal amount of $20,496.06, Costs of $912 and Attorney Fees of $19,231.

CASE NUMBER: CV-2005-052607 MOTORSPORTS EMPORIUM, INC. VS. MICHAEL WACHHOLZ

On October 6, 2005, the Company filed an Application for Preliminary Injunction and Order to Show Cause against Mr. Michael Wachholz with the Superior Court in Maricopa County Arizona for breach of contract, breach of fiduciary duty, intentional interference with existing and prospective business relationships, bad faith, failure to repay a loan and preliminary and permanent injunctions. MotorSports Emporium settled its lawsuit against Michael G. Wachholz in September 2006. In the settlement, no party admitted fault or liability. The $5,000 loan owed to MSEP by Wachholz, has been written off and will no longer be collected. The license agreement between MSEP and Wachholz remains in full force and effect with MotorSports Emporium having exclusive control and ownership rights of the web site www.gs610.com during the balance of the license agreement.

The Company is not aware of any pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations. GAIN ON REVERSAL OF LOSS CONTINGENCIES

The Company has historically carried contingent liability accruals of $76,500 related to disputed amounts with two former vendors. During the fourth quarter of 2006, the Company has determined that the payment of such amounts is unlikely to occur as the Company believes all amounts owed to such parties have been satisfied. Accordingly, the Company reversed these contingent accruals resulting in a gain of $76,500 in the accompanying statement of operations for the year ended December 31, 2006.

NOTE 12:  STOCK OPTIONS

A summary of the status of the Company's outstanding stock options as of December 31, 2006 and December 31, 2005 and changes during the periods then ended is presented below:

                                            2006                    2005
                                     -------------------     -------------------
                                                Weighted                Weighted
                                                Average                 Average
                                                Exercise                Exercise
                                     Shares      Price       Shares      Price
                                     ------      -----       ------      -----

Outstanding, beginning of period          --                      --
Granted                              740,754     $ 0.51      243,111     $ 2.76
Expired/Cancelled                         --                      --
Exercised                           (740,754)    $ 0.51     (243,111)    $ 2.76
                                   ---------                --------
Outstanding, end of period                --                      --
                                   =========                ========

NOTE 14: SUBSEQUENT EVENTS

On February 9, 2007, the Company issued 166,667 shares of restricted common stock to David W. Keaveney in lieu of $5,000 in accrued salary.

On March 1, 2007, the Company issued 384,615 shares of restricted common stock to Mr. Nick Babyak based on a five day average trading price of $.031 for the week of February 5, 2007, discounted by 20% due to restricted status of the share of common stock, for a net price of $.026 per share.

                   MOTORSPORTS EMPORIUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 9, 2007, the Company issued an additional 403,225 shares of restricted common stock to Mr. Babyak based on a five day average trading price of $.0326 for the week of January 22, 2007, discounted by 20% due to restricted status of the shares of common stock, for a net price of $.0248 per share.

On March 14, 2007, Mr. Keaveney sold his 200,000 shares of Series C Preferred to Kenneth Yeung for a purchase price of $10,000 (the exact price previously exchanged by Mr. Keaveney when he acquired such shares by canceling $10,000 of accrued, but unpaid, compensation due to Mr. Keaveney from the Company). As a result of Mr. Yeung's acquisition of the Series C Preferred Stock from Mr. Keaveney, Mr. Yeung is considered a "control person" of the Company under applicable SEC regulations. Moreover, Mr.Yeung was elected to the office of President of the Company on March 14, 2007. In addition, David W. Keaveney has agreed to resign from his current offices as Chief Executive Officer, Chief Financial Officer and Director of the Company within a few days after this annual report on Form 10-KSB is filed with the SEC. Rhonda Keaveney has also agreed to resign from her current offices as Chief Operating Officer, Secretary and Director of the Company within a few days after this annual report on Form 10-KSB is filed with the SEC. Following such resignations and as a result of having voting control of the Company, Mr. Yeung will be in a position to elect all members of the Company's Board of Directors and elect all officers of the Company. As of the date of the Form 10-KSB, Mr. Yeung has not indicated whom he will elect to the Board of Directors or as officers of the Company.

The remaining assets of the discontinued operations that are presented under the caption "Assets held for sale" in the accompanying consolidated balance sheet as of December 31, 2006 were sold in 2007 for cash proceeds of $15,000.