Form 10QSB
period 2007-03-31
MOTORSPORTS EMPORIUM, INC.
filed 2007-05-15
CIK 1075993

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

                For the quarterly period ended March 31, 2007; or

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

                         7525 E. Williams Drive, Suite B
                            Scottsdale, Arizona 85255
                    (Address of principal executive offices)

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

     The number of shares outstanding of the issuer's common stock, $0.001 par value, as of May 1, 2007 was 5,611,112 shares.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]
================================================================================

                           MOTORSPORTS EMPORIUM, INC.
                              REPORT ON FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2007

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

     Item 2. Management's Discussion and Analysis or Plan of Operation....... 13

     Item 3. Controls and Procedures......................................... 17

PART II - OTHER INFORMATION.................................................. 18

     Item 1. Legal Proceedings............................................... 18

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..... 18

     Item 3. Defaults Upon Senior Securities................................. 18

     Item 4. Submission of Matters to a Vote of Security Holders............. 19

     Item 5. Other Information............................................... 19

     Item 6. Exhibits........................................................ 19

SIGNATURES................................................................... 20

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                           MOTORSPORTS EMPORIUM, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                     March 31, 2007       December 31, 2006
                                                                     --------------       -----------------
                                                                       (Unaudited)
                                 ASSETS

Cash                                                                   $    60,878           $     7,200
Accounts receivable                                                             --                   267
Inventory                                                                       --                   922
Other current assets                                                            --                11,675
                                                                       -----------           -----------
Total current assets                                                        60,878                20,064
                                                                       -----------           -----------
Fixed assets, net                                                            4,177                 6,578
                                                                       -----------           -----------
Assets held for sale                                                            --                11,914
Intangible assets, net                                                      10,000                10,750
                                                                       -----------           -----------
Total assets                                                           $    75,055           $    49,306
                                                                       ===========           ===========

                   LIABILITIES & STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses                                  $   215,172           $   273,454
Accrued expenses - related parties                                         114,000               114,000
Notes payable to shareholders                                              346,920               366,920
                                                                       -----------           -----------
Total current liabilities                                                  676,092               754,374
                                                                       -----------           -----------
Total liabilities                                                          676,092               754,374
                                                                       -----------           -----------

Preferred A stock, $250 par value, 100,000 shares authorized;
 96 shares issued and outstanding                                           24,000                24,000
Preferred C stock, no par value, 3,000,000 shares authorized;
 200,000 shares issued and outstanding                                      10,000                10,000
Common stock; $.001 par value, 500,000,000 shares authorized;
 4,631,486 and 2,979,355 issued and outstanding                              4,631                 2,979
Additional paid-in capital                                               4,894,668             4,623,949
Stock subscription receivable                                                   --                (1,305)
Accumulated deficit                                                     (5,534,336)           (5,364,691)
                                                                       -----------           -----------
Total stockholders' deficit                                               (601,037)             (705,068)
                                                                       -----------           -----------
Total liabilities and stockholders' deficit                            $    75,055           $    49,306
                                                                       ===========           ===========

          See accompanying notes to consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended March 31,
                                                                  ---------------------------------
                                                                     2007                  2006
                                                                  -----------           -----------
Operating expenses:
  Selling, general and administrative                             $   168,195           $   320,586
  Depreciation and amortization                                         1,740                 1,010
                                                                  -----------           -----------
      Total operating expenses                                        169,935               321,596
                                                                  -----------           -----------
Operating loss                                                       (169,935)             (321,596)
                                                                  -----------           -----------
Other income (expense):
  Interest income                                                          --                    40
  Interest expense                                                     (7,642)               (7,167)
  Gain on extinguishment of debt                                        5,496                    --
  Other income (expense)                                                  106                 5,803
                                                                  -----------           -----------
      Total other income (expense)                                     (2,040)               (1,324)
                                                                  -----------           -----------

Loss from continuing operations                                      (171,975)             (322,920)

Discontinued operations:
  Income (loss) from operations of discontinued business               (1,844)               (1,049)
  Income (loss) on disposal of assets                                   4,174                    --
                                                                  -----------           -----------
Income (loss) on discontinued operations                                2,330                (1,049)
                                                                  -----------           -----------
Net loss                                                          $  (169,645)          $  (323,969)
                                                                  ===========           ===========

Net loss per common share - basic and diluted
  Continuing operations                                           $     (0.05)          $     (0.27)
                                                                  ===========           ===========
  Discontinued operations                                         $      0.00           $     (0.00)
                                                                  ===========           ===========
  Net loss per common share                                       $     (0.05)          $     (0.27)
                                                                  ===========           ===========

Weighted average common shares outstanding:
  Basic                                                             3,707,087             1,221,160
                                                                  ===========           ===========
  Diluted                                                           3,707,087             1,221,160
                                                                  ===========           ===========

          See accompanying notes to consolidated financial statements.

                           MOTORSPORTS EMPORIUM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months Ended March 31,
                                                                          -----------------------------
                                                                            2007                2006
                                                                          ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                     $(171,975)          $(322,920)
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                                             1,740               2,224
    Amortization of debt discounts                                               --               3,531
    Employee stock based compensation                                        30,698              32,253
    Common stock issued to third parties for services                        11,133              75,250
  Changes in assets and liabilities:
    Accounts receivable                                                         267                 530
    Inventory                                                                   922                  --
    Prepaid expenses                                                         11,675               3,750
    Deferred revenue                                                          1,411               8,355
    Accounts payable and accrued expenses                                   (53,282)             29,776
                                                                          ---------           ---------
          Net cash used in continuing operations                           (167,411)           (167,252)
          Net cash provided by (used in) discontinued operations               (756)              2,568
                                                                          ---------           ---------
          Net cash used in operating activities                            (168,167)           (164,684)
                                                                          ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                                      --              (2,029)
                                                                          ---------           ---------
          Net cash used in continuing operations                                 --              (2,029)
          Net cash provided by (used in) discontinued operations             15,000                  --
                                                                          ---------           ---------
          Net cash used in investing activities                              15,000              (2,029)
                                                                          ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party accounts payable
  Proceeds from capital infusion                                            202,470                  --
  Repayments of notes payable                                               (20,000)             (7,500)
  Proceeds from issuance of common stock                                     20,000              15,000
  Proceeds from exercise of stock options                                     4,375             162,299
                                                                          ---------           ---------
          Net cash provided by financing activities                         206,845             169,799
                                                                          ---------           ---------

INCREASE (DECREASE) IN CASH                                                  53,678               3,086

CASH, beginning of period                                                     7,200              23,960
                                                                          ---------           ---------
CASH, end of period                                                       $  60,878           $  27,046
                                                                          =========           =========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                                                    $      --           $      --
                                                                          =========           =========
Cash paid for income taxes                                                $      --           $      --
                                                                          =========           =========
Non-cash financing and investing activities:
  Issuance of common stock for prepaid expense                            $      --           $  75,000
                                                                          =========           =========
  Issuance of common stock for accrued expense payment                    $   5,000           $      --
                                                                          =========           =========

          See accompanying notes to consolidated financial statements.

NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2: MATERIAL EVENTS

REVERSE STOCK SPLIT

Effective October 31, 2006 the Company initiated a reverse split of the Company's common stock on a ratio of 1 share for every 225 shares of common stock, without decreasing the number of authorized shares of common stock and without changing the par value of the common stock. All share counts included in this Form 10-QSB have been retroactively restated for this stock split.

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

CHANGE IN CONTROL

On March 14, 2007, the Company entered into a Stock Sale and Purchase Agreement with David W. Keaveney, the Company's Chief Executive Officer ("Keaveney") and Kenneth Yeung ("Yeung"), pursuant to which:

     a. Keaveney sold his ownership of 200,000 shares of the Company's Series C Preferred Stock ("Preferred C") to Yeung for a purchase price of $10,000 (The shares were sold for $10,000, the exact value amount Keaveney exchanged for accrued wages when he received the Preferred C shares);
     b. Yeung agreed to immediately pay off an aggregate of $202,470 of the Company's liabilities, which debt reductions were intended to reduce outstanding liabilities, including $48,788 owed by the Company to David Keaveney for accrued salary and $38,115 owed by the Company to Rhonda Keaveney, the Company's Chief Operating Officer, for accrued salary. A balance of $37,500 in accrued salary is due and owed to David Keaveney in which the Company has agreed to pay to Keaveney over 6 months with six payments of $7,250 per month beginning July 31, 2007
     c. Keaveney agreed to resign from his positions as Chief Executive Officer, Chief Financial Officer and as a Director of the Company effective on or about April 16, 2007. (Although it was not a term of the Stock Sale and Purchase Agreement, Keaveney verbally agreed to resign from the office of President of the Company effective March 14, 2007, and Yeung was elected President of the Company on such date); and
     d. Rhonda Keaveney also verbally agreed to resign from her positions as Chief Operating Officer, Secretary and Director of the Company effective on or about April 16, 2007.

Keaveney and Yeung agreed that it would be in the best interests of the Company and its shareholders for Keaveney to stay with the Company in order to finish and file the Company's Form 10-KSB Annual Report for the Fiscal year Ended December 31, 2006. Mr. Keaveney subsequently resigned from his position on April 16, 2007.

As a result of the Stock Sale and Purchase Agreement, Yeung is now a control person of the Company.

Since December 31, 2005, the Company has experienced three separate changes in control of its voting securities:

     1. On August 28, 2006, the Company completed the purchase of all 2,671,817 shares of its then issued and outstanding Series B Preferred Stock in three private transactions. On August 21, 2006, the Company acquired 1,421,897 shares of Series B Preferred Stock from Robert Brehm and Intercontinental Assets Corp in exchange for a $250,000 Convertible Note due August 30, 2007. The Company also acquired 625,000 shares of Series B Preferred Stock from its Chief Executive Officer, David W. Keaveney, and 625,000 shares of Series B Preferred Stock from Tracey Baron, when Messrs. Keaveney and Baron surrendered such shares to the Company in return for an aggregate consideration of $1.00 paid to each of Messrs. Keaveney and Baron.
     2. On September 13, 2006, the Company issued 200,000 shares of Series C Preferred Stock to its Chief Executive Officer, David W. Keaveney, in exchange for the cancellation of $10,000 in accrued, but unpaid, compensation due to Mr. Keaveney. Since the Series C Preferred Stock carry 3,000 votes per share, Mr. Keaveney was entitled to 600 million votes on matters submitted to the Company's shareholders for voting.
     3. As discussed above, on March 14, 2007, Mr. Keaveney sold his 200,000 shares of Series C Preferred to Kenneth Yeung for a purchase price of $10,000 (the exact price previously exchanged by Mr. Keaveney when he acquired such shares by cancelling $10,000 of accrued, but unpaid, compensation due to Mr. Keaveney from the Company). As a result of Mr. Yeung's acquisition of the Series C Preferred Stock from Mr. Keaveney, Mr. Yeung is considered a "control person" of the Company under applicable SEC regulations. Moreover, Mr.Yeung was elected to the office of President of the Company on March 14, 2007. In addition, David W. Keaveney has resigned from his current offices as Chief Executive Officer, Chief Financial Officer and Director of the Company as of April 16, 2007. Rhonda Keaveney has also resigned from her offices as Chief Operating Officer, Secretary and Director of the Company effective April 16, 2007. Following such resignations and as a result of having voting control of the Company, Mr. Yeung will be in a position to elect all members of the Company's Board of Directors and elect all officers of the Company. As of the date of the Form 10-QSB, Mr. Yeung has not indicated whom he will elect to the Board of Directors or as officers of the Company.

DISCONTINUED OPERATIONS

In the fourth quarter of 2006, the Company discontinued operations of its Scottsdale Diecast division due to increased manufacturer's prices, slowing retail sales and increased competition from online auction sites. The Company sold the balance of its inventory, fixed assets and a website. The Company decided to no longer focus its efforts in the die cast business primarily because of increasing inventory costs and declining sales due, in part, to the consolidation of the diecast industry. The Company has subsequently disposed of all assets related to this division in the first quarter of 2007, see further discussion below. Scottsdale Diecast's net revenues for the three months ended March 31, 2007 and 2006 were $1,375 and $28,984, respectively. Excluding general and administrative costs that are not specifically identifiable to Scottsdale Diecast, the loss from discontinued operations were $(1,844) and $(1,049) for the three months ended March 31, 2007 and 2006, respectively. No income tax expense has been recorded related to the discontinued operations given the Company's net operating loss carry forwards and related valuation allowances. Prior year financial statements for 2006 have been restated to present the operations of the Scottsdale Diecast division as a discontinued operation.

The Company disposed of a portions of its fixed assets related to the Scottsdale Diecast division and recognized a gain of $500 during fiscal 2006. The remaining assets of the discontinued operations as of December 31, 2006 consisted of inventory of $2,500, fixed assets (net of accumulated depreciation) of $937 and website development costs (net of accumulated amortization) of $8,478 that are presented under the caption "Assets held for sale" in the accompanying consolidated balance sheet as of December 31, 2006. These assets were sold to an unrelated third party during the three months ended March 31, 2007 for $15,000. See further discussion regarding the sale of the website at Footnote 6.

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. The Company has incurred net losses from operations since inception and has a stockholders' deficit of $5,534,336 and a working capital deficit of $615,214 as of March 31, 2007.

Although the Company has obtained short-term loans, in the absence of long-term financial support, there can be no assurance that additional financing can be obtained from conventional sources.

NOTE 4: COMMITMENTS AND CONTINGENCIES

LITIGATION

There is no threatened or pending litigation against the Company. The following two lawsuits below have been settled.

CASE NUMBER 05CV5129 X-CLEARING CORPORATION V. MOTORSPORTS EMPORIUM, INC.

During the third quarter of 2005, the Company was made a defendant in the matter of X-Clearing Corporation, FKA Global Stock Transfer and Global Securities Transfer v. Ten Stix, Inc., NKA MotorSports Emporium, Inc., filed on July 1, 2005, in the District Court for the City and County of Denver Colorado, case number 05CV5129. The plaintiff alleged breach of contract, collection of debts owed and bad faith pertaining to activities of prior management and sought damages in excess of $35,000. In July 2006, a judgment was entered in favor of X-Clearing Corporation against MotorSports Emporium (f/k/a Ten Stix, Inc.) for the principal amount of $16,856 plus prejudgment interest of $3,640, in addition to costs and reasonable attorney fees, which we are estimating to be $20,000 ("Judgment").

On April 16, 2007, the Company entered into a settlement agreement in order to provide for the full settlement and discharge of all the Judgment and any claims arising from said Judgment. The terms of the settlement require the Company to pay $32,000 to X-Clearing, and up to $3,000 to Ikon for costs of copying or printing transfer agent records. Such amounts were accrued during the previous years. The Company paid all amounts due under the settlement agreement during the second quarter of 2007.

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

NOTE 5: NOTES PAYABLE TO SHAREHOLDERS

The Company has an outstanding note payable of $121,920 which requires quarterly principal payments of $7,500, with the remaining principal due February 16, 2007. During the first quarter of fiscal 2007 the Company did not make its quarterly required principal payment and was in default of the final payment at March 31, 2007. Subsequent to March 31, 2007, the Company renegotiated the payment terms of the note. Under the terms of the renegotiated instrument, the Company is obligated to make 24 monthly principal payments of $5,670, commencing July 1, 2007. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19:
DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, and, therefore, this renegotiation did not result in the recognition of a gain or loss.

On August 21, 2006, the Company issued a $250,000 convertible note payable to a shareholder and an entity owned by such shareholder in exchange for the retirement of the shareholder's Series B preferred stock and all related accrued interest. See Note 7. Under the terms of the note payable, interest accrues at a rate of 10 percent per annum, with monthly principal payments of $5,000 per month beginning sixty days from the date of the note. The note may be extended at the option of the Company two times as follows:

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

The Company was current with payments on this note through February 2007. The balance of the note will be paid by the new investor as discussed in Note 2 above.

NOTE 6: RELATED PARTY TRANSACTIONS

During the first quarter of 2007, the Company engaged in the following related party transactions:

CHANGE IN CONTROL AND PAYMENT OF ACCRUED WAGES AND OFFICERS' SALARY

As discussed in Note 2 above, on March 14, 2007, the Company entered into a Stock Sale and Purchase Agreement with David W. Keaveney, the Company's Chief Executive Officer ("Keaveney") and Kenneth Yeung ("Yeung"), pursuant to which:

     a. Keaveney sold his ownership interest in 200,000 shares of the Company's Series C Preferred Stock ("Preferred C") to Yeung for a purchase price of $10,000 (The shares were sold for $10,000, the exact value amount Keaveney exchanged for accrued wages when he received the Preferred C shares);
     b. Yeung agreed to immediately pay off an aggregate of $202,470 of the Company's liabilities, which debt reductions were intended to reduce outstanding liabilities, including $48,788 owed by the Company to David Keaveney for accrued salary and $38,115 owed by the Company to Rhonda Keaveney, the Company's Chief Operating Officer, for accrued salary. A balance of $43,500 in accrued salary is due and owed to David Keaveney in which the Company has agreed to pay to Keaveney over 6 months with six payments of $7,250 per month beginning July 31, 2007.

Additionally, wages were paid to David Keaveney totaling $14,308 and to Rhonda Keaveney totaling $4,615 during the three months ended March 31, 2007. Total officers' salary expense for the three months ended March 31, 2007 was approximately $61,499.

SALE OF WEBSITE DEVELOPMENT COSTS

On January 25, 2007, the Company sold the Scalecars.com website to a third party for the agreed price of $15,000. The website development costs (net of accumulated amortization) of $8,478 were presented under the caption "Assets Held for Sale" on the December 31, 2006 balance sheet. The initial payment of $10,000 was paid directly to David Keaveney for accrued salary, and the remaining $5,000 cash was received by the Company during March 2007. The gain on sale of the website is included in the accompanying statement of operations under the caption "Income on disposal of assets." See additional discussion in Footnote 2 above.

NOTE 7: COMMON STOCK

During the first quarter of 2007, the Company issued an aggregate of 787,840 shares of common stock to an accredited investor in exchange for an aggregate $20,000 in cash.

During the first quarter of 2007, the Company also issued an aggregate of 218,903 shares valued at $11,133 for consulting services.

During the first quarter of 2007, the Company also issued an aggregate of 166,667 shares valued at $5,000 to David Keaveney for payment of accrued, but unpaid, compensation due to Mr. Keaveney from the Company.

All share grants were valued based on quoted market prices on the date of grant and all amounts were expensed during the first quarter of fiscal 2007.

NOTE 8: STOCK OPTIONS

The Company's stock options awarded to employees contain a variable exercise price that is dependent upon the market price of the Company's common stock at the date of exercise and, therefore, are accounted for as variable awards. During the first quarter of fiscal 2007 and 2006, the Company recognized $30,698 and $32,253, respectively, of compensation expense associated with stock options.

As of March 31, 2007 the Company had no stock options outstanding.

NOTE 9: RETIREMENT OF SERIES B PREFERRED STOCK IN EXCHANGE FOR NOTE PAYABLE

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

NOTE 10: SERIES C PREFERRED STOCK

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

On March 14, 2007, the Company entered into a Stock Sale and Purchase Agreement with David W. Keaveney, the Company's Chief Executive Officer ("Keaveney") and Kenneth Yeung ("Yeung"), pursuant to which Keaveney sold 200,000 shares of the Company's Series C Preferred Stock ("Preferred C") to Yeung for a purchase price of $10,000 (the exact price previously exchanged for Preferred C shares for the cancellation of $10,000 in accrued, but unpaid, compensation due to Keaveney). See additional discussion in Note 2 under "Change in Control". As a result of the Stock Sale and Purchase Agreement, Yeung is now a control person of the Company.

NOTE 11: NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. The Company has excluded the shares of common stock issuable upon conversion of the convertible note payable (see
Note 4) as the note is not currently convertible and as the effects of such conversion are antidilutive. The Company has no other potentially dilutive securities.

NOTE 12: SUBSEQUENT EVENTS

STOCK SALE AND PURCHASE AGREEMENT

On May 2, 2007, Motorsports Emporium, Inc. ("MotorSports") entered into a Stock Sale and Purchase Agreement with Axia Group, Inc. ("Axia") and International Building Technologies, Inc. ("IBT"), a wholly-owned subsidiary of Axia; pursuant to which Motorsports acquired 50,000,000 shares of IBT common stock (or approximately 80% of IBT's issued and outstanding common stock) from Axia for consideration consisting of a (i) $1,000,000 Convertible Note and (ii) 20,000,000 shares of Motorsports common stock.

The $1,000,000 Convertible Note bears interest at the rate of 8% per annum and requires the following principal payments:

     (1)  $50,000  payable on or before November 1, 2007;
     (2)  $50,000  payable on or before May 1, 2008;
     (3)  $900,000 payable on or before May 1, 2010.

Interest is payable on the Convertible Note at maturity on May 1, 2010.

In the event that the principal payments due under the Convertible Note are not timely made, the holder of the Convertible Note may convert all or part of the remaining unpaid principal and accrued interest into Motorsports common stock. In the event of such a conversion, the number of shares to be issued shall be determined by dividing (i) the unpaid principal balance of the Convertible Note plus any accrued interest by (ii) 50% of the average of the lowest three closing bid prices of Motorsports common stock during the 20 trading days immediately preceding any such conversion. Such conversions shall not exceed 4.99% of Motorsports common stock at any one time.

Any shares of Motorsports common stock issued upon conversion of the Convertible Note are entitled to "Piggy Back Registration Rights" in the event of a registration of Motorsports securities made effective during the term of the Convertible Note. MotorSports has yet to issue the 20,000,000 shares of its common stock to Axia.

These shares of common stock and the Convertible Note will be issued pursuant to the exemption from registration afforded under Section 4(2) of the Securities Act of 1933, as amended.

MotorSports' obligation to close the transaction contemplated by the Agreement was also conditioned on the execution and delivery of an Exclusive License Agreement between MotorSports, as Licensor, and Axia, as Licensee (see #2 below).

LICENSING AGREEMENT

On May 2, 2007, in accordance with the terms and conditions of the Stock Sale and Purchase Agreement, MotorSports and Axia entered into an Exclusive License Agreement, pursuant to which MotorSports granted Axia a transferable, revocable right to use, market, sell and distribute certain technology described in the Exclusive License Agreement in the territory that includes the countries of Sri Lanka on an exclusive basis and in Pakistan and India on a non-exclusive basis. The Exclusive License Agreement has an initial term of two years and is renewable for an additional two year term if certain performance conditions are met.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the quarter ended March 31, 2007, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in
Item 1 of this Quarterly Report, as well as the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

Our principal executive offices are located at 7525 E Williams Drive Suite b Scottsdale, AZ 85255. Our telephone number is (480) 596-4002 and facsimile number is (480) 556-0831. More information regarding our products and the Company is available on our website at www.motorsportsemporium.com

EXECUTIVE OVERVIEW

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

CHANGE IN DIRECTORS

Effective April 5, 2006, Tracey S. Baron resigned from the Board of Directors of the Company. On September 13, 2006, David W. Keaveney and Rhonda Keaveney were re-elected to the Board of Directors of the Company to serve until the 2007 annual meeting of shareholders or until their successors are duly elected. However, David W. Keaveney and Rhonda Keaveney have resigned their directorships effective April 16, 2007.

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

DISCONTINUED OPERATIONS

In the fourth quarter of 2006, the Company discontinued operations of its Scottsdale Diecast division due to increased manufacturer's prices, slowing retail sales and increased competition from online auction sites. The Company sold the balance of its inventory, fixed assets and a website. The Company decided to no longer focus its efforts in the die cast business primarily because of increasing inventory costs and declining sales due, in part, to the consolidation of the diecast industry. The Company has subsequently disposed of all assets related to this division in the first quarter of 2007. Scottsdale Diecast's net revenues for the three months ended March 31, 2007 and 2006 were $1,375 and $28,984, respectively. Excluding general and administrative costs that are not specifically identifiable to Scottsdale Diecast, the loss from discontinued operations were $(2,879) and $(8,093) for the three months ended March 31, 2007 and 2006, respectively. No income tax expense has been recorded related to the discontinued operations given the Company's net operating loss carry forwards and related valuation allowances. Prior year financial statements for 2006 have been restated to present the operations of the Scottsdale Diecast division as a discontinued operation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Our net loss during the first quarter of 2007 was $(169,645) or $0.05 per common share compared to a net loss of $(323,969) or $0.27 per common share during the first quarter of 2006.

Total revenues for the first quarter of 2007 and 2006 were $1,375 and $28,984, respectively (a decrease of $27,609), which are classified as loss from discontinued operations on the consolidated statements of operations.

During the first quarter of 2007, we incurred operating expenses of $169,935 compared to $321,596 of operating expenses incurred during the first quarter of 2006 (a decrease of $151,661). Operating expenses for the first quarter of 2007 primarily consisted of: (i) $168,195 of selling, general and administrative expenses compared to $320,586 of selling, general and administrative expenses incurred during the first quarter of 2006; (ii) $990 of depreciation expense compared to $260 of depreciation expense incurred during the first quarter of 2006; and (iii) $750 of amortization expense compared to $750 of amortization expense incurred during the first quarter of 2006. We also incurred $7,642 of interest expense during the first quarter of 2007 as compared to $7,167 incurred during the first three months of 2006. The decrease in operational expenses during the first three months of 2007 compared to the first three months of 2006 was primarily due to the discontinuation of operations as previously discussed.

In 2007, our other income (expense) included a gain of $5,496 associated with the settlement of outstanding litigation, which reduced the total amount due to $33,000 plus $3,000 for copy services related to stock transfer agent records. These amounts are included in accrued expenses on the balance sheet, and were paid during the second quarter of 2007.

RELATED PARTY TRANSACTIONS

During the first quarter of 2007, the Company engaged in the following related party transactions:

CHANGE IN CONTROL AND PAYMENT OF ACCRUED WAGES AND OFFICERS' SALARY

As discussed in Note 2 above, on March 14, 2007, the Company entered into a Stock Sale and Purchase Agreement with David W. Keaveney, the Company's Chief Executive Officer ("Keaveney") and Kenneth Yeung ("Yeung"), pursuant to which:

     a. Keaveney sold his ownership in 200,000 shares of the Company's Series C Preferred Stock ("Preferred C") to Yeung for a purchase price of $10,000 (The shares were sold for $10,000, the exact value amount Keaveney exchanged for accrued wages when he received the Preferred C shares);
     b. Yeung agreed to immediately pay off an aggregate of $202,470 of the Company's liabilities, which debt reductions were intended to reduce outstanding liabilities, including $48,788 owed by the Company to David Keaveney for accrued salary and $38,115 owed by the Company to Rhonda Keaveney, the Company's Chief Operating Officer, for accrued salary. A balance of $37,500 in accrued salary is due and owed to David Keaveney in which the Company has agreed to pay to Keaveney over 6 months with six payments of $7,250 per month beginning July 31, 2007.

Additionally, wages were paid to David Keaveney totaling $14,308 and to Rhonda Keaveney totaling $4,615 during the three months ended March 31, 2007. Total officers' salary expense for the three months ended March 31, 2007 was approximately $61,499.

SALE OF WEBSITE DEVELOPMENT COSTS

On January 25, 2007, the Company sold the Scalecars.com website to a third party for the agreed price of $15,000. The website development costs (net of accumulated amortization) of $8,478 were presented under the caption "Assets Held for Sale" on the December 31, 2006 balance sheet. The initial payment of $10,000 was paid directly to David Keaveney for accrued salary, and the remaining $5,000 cash was received by the Company during March 2007. The gain on sale of the website is included in the accompanying statement of operations under the caption "Income on disposal of assets." See additional discussion in Footnote 2 above.

LIQUIDITY AND CAPITAL RESOURCES

Our future success and viability is primarily dependent upon our ability to increase operating cash flows and develop new business opportunities. As discussed in Note 2 to the Consolidated Financial Statements, Mr. Keaveney sold his Series C Preferred Stock to Mr. Kenneth Yeung. As a result of Mr. Yeung's voting power, he effectively controls the Company and is considered a "control person" under applicable SEC regulations. Mr. Yeung agreed to immediately pay off an aggregate of $202,470 of the Company's liabilities, which debt reductions were intended to reduce outstanding liabilities, including $48,788 owed by the Company to Keaveney for accrued salary and $38,115 owed by the Company to Rhonda Keaveney, the Company's Chief Operating Officer. The cash to pay the liabilities was received by the Company in March 2007. As of March 31, 2007, $45,294 of the related liabilities have not been paid, such payments were made in April and May, 2007. A balance of $37,500 in accrued salary is due and owed to David Keaveney in which the Company has agreed to pay to Keaveney over 6 months with six payments of $6,250 per month beginning July 31, 2007.

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

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act as of the end of the period covered by this quarterly report ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the general application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company's operations and transactions.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There is no threatened or pending litigation against the Company. The following two lawsuits below have been settled.

CASE NUMBER 05CV5129 X-CLEARING CORPORATION V. MOTORSPORTS EMPORIUM, INC.

During the third quarter of 2005, the Company was made a defendant in the matter of X-Clearing Corporation, FKA Global Stock Transfer and Global Securities Transfer v. Ten Stix, Inc., NKA MotorSports Emporium, Inc., filed on July 1, 2005, in the District Court for the City and County of Denver Colorado, case number 05CV5129. The plaintiff alleged breach of contract, collection of debts owed and bad faith pertaining to activities of prior management and sought damages in excess of $35,000. In July 2006, a judgment was entered in favor of X-Clearing Corporation against MotorSports Emporium (f/k/a Ten Stix, Inc.) for the principal amount of $16,856 plus prejudgment interest of $3,640, in addition to costs and reasonable attorney fees, which we are estimating to be $20,000 ("Judgment").

On April 16, 2007, the Company entered into a settlement agreement in order to provide for the full settlement and discharge of all the Judgment and any claims arising from said Judgment. The terms of the settlement require the Company to pay $32,000 to X-Clearing, and up to $3,000 to Ikon for costs of copying or printing transfer agent records. Such amounts were accrued during previous years. The Company paid all amounts due under the settlement agreement during the second quarter of 2007.

CASE NUMBER: CV-2006-052607 MOTORSPORTS EMPORIUM, INC. VS. MICHAEL WACHHOLZ

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2007, the Company issued an aggregate of 787,840 shares of common stock to an accredited investor in exchange for an aggregate $20,000 in cash.

During the first quarter of 2007, the Company also issued an aggregate of 218,903 shares valued at $11,133 for consulting services.

During the first quarter of 2007, the Company also issued an aggregate of 166,667 shares valued at $5,000 to David Keaveney for payment of accrued, but unpaid, compensation due to Mr. Keaveney from the Company.

All share grants were valued based on quoted market prices on the date of grant and all amounts were expensed during the first quarter of fiscal 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

See Note 4, above, for a discussion of a default upon a senior security.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Exhibits

    Exhibit 3(1)+ Articles of Amendment to Articles of Incorporation filed on _____________, 2006, with the Secretary of State of the State of Nevada.

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

    Exhibit 32*** Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                     MOTORSPORTS EMPORIUM, INC.


Date: May 15, 2007                   /s/ Kenneth Yeung
                                     -------------------------------------------
                                     Kenneth Yeung
                                     President/Treasurer/Chief Executive Officer
                                     (Principal Executive Officer and Principal
                                     Financial Officer)