Form 10QSB
period 2007-06-30
International Building Technologies Group, Inc.
filed 2007-09-11
CIK 1075993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended June 30, 2007; or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number: 0-32323


                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                                20-1217659
(State or other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                       1151 Harbor Bay Parkway, Suite 202
                                Alameda, CA 94502
                    (Address of principal executive offices)

                                 (510) 814-3778
                (Issuer's telephone number, including area code)

                           MOTORSPORTS EMPORIUM, INC.
                 7525 East Williams Drive, Scottsdale, AZ 85255
             (Former name and address, if changed since last report)

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

     The number of shares outstanding of the issuer's common stock, $0.001 par value, as of August 31, 2007 was 29,535,959 shares.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                              Report on Form 10-QSB

                       For the Quarter Ended June 30, 2007

                                      INDEX
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION..............................................  3

     Item 1. Financial Statements...........................................  3

          Consolidated Balance Sheet .......................................  3

          Consolidated Statements of Operations.............................  4

          Consolidated Statements of Stockholder's Equity...................  5

          Consolidated Statements of Cash Flows.............................  6

          Notes.............................................................  7

     Item 2. Management's Discussion and Analysis or Plan of Operation...... 21

     Item 3. Controls and Procedures........................................ 28

PART II - OTHER INFORMATION................................................. 28

     Item 1. Legal Proceedings.............................................. 28

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.... 28

     Item 3. Defaults Upon Senior Securities................................ 29

     Item 4. Submission of Matters to a Vote of Security Holders............ 29

     Item 5. Other Information.............................................. 29

     Item 6. Exhibits....................................................... 29

SIGNATURES.................................................................. 30

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                      (FORMERLY MOTORSPORTS EMPORIUM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 30, 2007        December 31, 2006
                                                                        -------------        -----------------
                                                                         (Unaudited)
                                     ASSETS

Cash                                                                      $    30,292           $     7,200
  Accounts receivable                                                              --                   267
  Inventory                                                                        --                   922
  Other current assets                                                          5,500                11,675
                                                                          -----------           -----------
      Total current assets                                                     35,792                20,064
                                                                          -----------           -----------
Fixed assets, net                                                               3,428                 6,578
Other assets                                                                    5,372                    --
Assets held for sale                                                               --                11,914
Intangible assets, net                                                          9,385                10,750
Goodwill                                                                    2,307,355                    --
                                                                          -----------           -----------
      Total assets                                                        $ 2,361,332           $    49,306
                                                                          ===========           ===========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
  Accounts payable and accrued expenses                                   $   107,424           $   273,454
  Accrued expenses - related parties                                          117,255               114,000
  Notes payable, net                                                          194,998                    --
  Notes payable to shareholders, net                                        1,039,080               366,920
  Derivative Liability                                                        351,817                    --
                                                                          -----------           -----------
      Total current liabilities                                             1,810,574               754,374
                                                                          -----------           -----------
      Total liabilities                                                     1,810,574               754,374
                                                                          -----------           -----------

MINORITY INTEREST                                                               8,606                    --

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred A stock, $250 par value, 10,000 shares authorized;
   96 shares issued and outstanding                                            24,000                24,000
  Preferred C stock, no par value, 3,000,000 shares authorized;
   200,000 shares issued and outstanding                                       10,000                10,000
  Common stock; $.001 par value, 500,000,000 shares authorized;
   28,399,486 and 2,979,355 issued and outstanding                             28,400                 2,979
  Additional paid-in capital                                                6,671,307             4,623,949
  Stock subscription receivable                                                    --                (1,305)
  Accumulated deficit - Prior to reentering development stage              (5,534,336)           (5,364,691)
  Accumulated deficit - From inception of reentering development
   stage on 4/1/2007                                                         (657,219)                   --
                                                                          -----------           -----------
      Total stockholders' equity (deficit)                                    542,152              (705,068)
                                                                          -----------           -----------
      Total liabilities and stockholders' equity (deficit)                $ 2,361,332           $    49,306
                                                                          ===========           ===========

     See accompanying notes to condensed consolidated financial statements.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                      (FORMERLY MOTORSPORTS EMPORIUM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                 Cumulative
                                                                                                                   Since
                                                                                                                 Reentering
                                                        Three Months Ended             Six Months Ended         Deveplopment
                                                            June 30,                       June 30,                 Stage
                                                   --------------------------     --------------------------      4/1/2007 -
                                                      2007           2006            2007           2006          6/30/2007
                                                   -----------    -----------     -----------    -----------     -----------
Retail sales                                       $        --    $        --     $        --    $        --     $        --
Cost of sales                                               --             --              --             --              --
                                                   -----------    -----------     -----------    -----------     -----------
      Gross profit                                          --             --              --             --              --
                                                   -----------    -----------     -----------    -----------     -----------

Operating expenses:
  Selling, general and administrative                  157,610        342,083         325,805        662,669         157,610
  Depreciation and amortization                            916          2,261           2,656          3,271             916
                                                   -----------    -----------     -----------    -----------     -----------
      Total operating expenses                         158,526        344,344         328,461        665,940         158,526
                                                   -----------    -----------     -----------    -----------     -----------
Operating loss                                        (158,526)      (344,344)       (328,461)      (665,940)       (158,526)
                                                   -----------    -----------     -----------    -----------     -----------
Other income (expense):
  Interest income                                           29              8              29             48              29
  Interest expense                                    (172,644)        (7,184)       (180,286)       (14,351)       (172,644)
  Rapid Funding settlement expense                          --        (40,496)             --        (40,496)             --
  Gain on extinguishment of debt                        27,735          3,949          33,231          3,949          27,735
  Loss on Currency Exchange                               (351)            --            (351)            --            (351)
  Loss on Disposal of Assets                            (4,178)            --          (4,178)            --          (4,178)
  Change in fair value of derivative liability        (351,817)            --        (351,817)            --        (351,817)
  Minority interest in net loss of subsidiary            6,394             --           6,394             --           6,394
  Other income (expense)                                (3,804)            33          (3,698)         5,836          (3,804)
                                                   -----------    -----------     -----------    -----------     -----------
      Total other income (expense)                    (498,636)       (43,690)       (500,676)       (45,014)       (498,636)
                                                   -----------    -----------     -----------    -----------     -----------
Loss from continuing operations                       (657,162)      (388,034)       (829,137)      (710,954)       (657,162)
                                                   -----------    -----------     -----------    -----------     -----------
Discontinued operations:
  Income (loss) from operations of discontinued
   business                                                (57)         7,406          (1,901)         6,357             (57)
  Income (loss) on disposal of assets                       --             --           4,174             --              --
                                                   -----------    -----------     -----------    -----------     -----------
Income (loss) on discontinued operations                   (57)         7,406           2,273          6,357             (57)
                                                   -----------    -----------     -----------    -----------     -----------
Net loss                                           $  (657,219)   $  (380,628)    $  (826,864)   $  (704,597)    $  (657,219)
                                                   ===========    ===========     ===========    ===========     ===========
Net loss per common share - basic and diluted
  Continuing operations                            $     (0.06)   $     (0.23)    $     (0.11)   $     (0.49)
                                                   ===========    ===========     ===========    ===========
  Discontinued operations                          $     (0.00)   $      0.00     $      0.00    $      0.00
                                                   ===========    ===========     ===========    ===========
  Net loss per common share                        $     (0.06)   $     (0.23)    $     (0.11)   $     (0.49)
                                                   ===========    ===========     ===========    ===========
Weighted average common shares outstanding:
  Basic & Diluted                                   11,334,517      1,655,092       7,541,872      1,438,126
                                                   ===========    ===========     ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                      (FORMERLY MOTORSPORTS EMPORIUM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        Preferred Stock A        Preferred Stock C            Common Stock
                                                        -----------------      ---------------------      --------------------
                                                        Shares     Amount      Shares         Amount      Shares        Amount
                                                        ------     ------      ------         ------      ------        ------
BALANCE, DECEMBER 31, 2005                                  96    $24,000          --        $    --     1,105,343     $ 1,105
                                                        ======    =======     =======        =======    ==========     =======
2006
  Common stock issued for services                                                                         802,080         802
  Preferred stock C issued for services                                       200,000         10,000
  Common stock issued for repayment of debt                                                                 95,000          95
  Common stock issued for stock option grants                                                              740,754         741
  Sale of stock for cash                                                                                   213,678         214
  Stock issued to executives, officers and directors                                                        22,500          23
  Net income (loss)
                                                        ------    -------     -------        -------    ----------     -------
Balance, December 31, 2006                                  96     24,000     200,000         10,000     2,979,355       2,979
                                                        ======    =======     =======        =======    ==========     =======
2007 (UNAUDITED)
  Proceeds from stock subscriptions receivable
  Common stock issued for services                                                                       1,453,798       1,454
  Common stock issued for repayment of debt                                                              2,699,772       2,700
  Common stock issued for stock option grants                                                              478,721         479
  Common stock issued for asset purchase                                                                20,000,000      20,000
  Sale of stock for cash                                                                                   787,840         788
  Warrant Options
  Beneficial Conversion Feature
  Net income (loss)
                                                        ------    -------     -------        -------    ----------     -------
Balance, June 30, 2007 (Unaudited)                          96    $24,000     200,000        $10,000    28,399,486     $28,400
                                                        ======    =======     =======        =======    ==========     =======

                                                                                                       Accumulated
                                                                                        Accumulated      Deficit
                                                                                          Deficit         after
                                                                                         Prior to       reentering
                                                                          Stock         reentering     development
                                                          Paid-In     Subscriptions     development      stage on
                                                          Capital       Receivable         stage         4/1/2007       Total
                                                          -------       ----------         -----         --------       -----
BALANCE, DECEMBER 31, 2005                             $  3,833,665     $ (26,775)      $(4,174,980)    $      --    $  (342,985)
                                                        ===========    ==========       ===========     =========    ===========
2006
  Common stock issued for services                          301,578                                                      302,380
  Preferred stock C issued for services                                                                                   10,000
  Common stock issued for repayment of debt                   6,555                                                        6,650
  Common stock issued for stock option grants               444,198        25,470                                        470,409
  Sale of stock for cash                                     33,924                                                       34,138
  Stock issued to executives, officers and directors          4,028                                                        4,051
  Net income (loss)                                                                      (1,189,711)                  (1,189,711)
                                                        -----------    ----------       -----------     ---------    -----------
Balance, December 31, 2006                                4,623,949        (1,305)       (5,364,691)           --       (705,068)
                                                        ===========    ==========       ===========     =========    ===========
2007 (UNAUDITED)
  Proceeds from stock subscriptions receivable                3,071         1,305                                          4,376
  Common stock issued for services                           89,229                                                       90,683
  Common stock issued for repayment of debt                 109,364                                                      112,064
  Common stock issued for stock option grants                30,219                                                       30,698
  Common stock issued for asset purchase                  1,280,000                                                    1,300,000
  Sale of stock for cash                                     19,212                                                       20,000
  Warrant Options                                           116,961                                                      116,961
  Beneficial Conversion Feature                             399,302                                                      399,302
  Net income (loss)                                                                        (169,645)     (657,219)      (826,864)
                                                        -----------    ----------       -----------     ---------    -----------
Balance, June 30, 2007 (Unaudited)                      $ 6,671,307    $       --       $(5,534,336)    $(657,219)   $   542,152
                                                        ===========    ==========       ===========     =========    ===========

     See accompanying notes to condensed consolidated financial statements.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                      (FORMERLY MOTORSPORTS EMPORIUM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Cumulative
                                                                                                              Since
                                                                                                            Reentering
                                                                                Six Months Ended           Deveplopment
                                                                                    June 30,                  Stage
                                                                        -----------------------------        4/1/2007 -
                                                                           2007              2006            6/30/2007
                                                                        -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                   $  (829,137)      $  (710,954)      $  (657,162)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                            2,656             9,180               916
     Amortization of debt discounts & beneficial conversion feature         122,667             3,531           122,667
     Non-cash Gain on extinguishment of debt                                (37,382)               --           (37,382)
     Change in fair value of derivative liability                           351,817                --           351,817
     Non-cash loss on disposal of fixed assets                                4,178                --             4,178
     Employee stock based compensation                                       30,699            64,488                --
     Common stock issued to third parties for services                       86,973           152,234            75,839
     Minority interest in net loss of subsidiary                             (6,394)               --            (6,394)
  Changes in assets and liabilities:
     Accounts receivable                                                        267             1,087                --
     Inventory                                                                  922             9,572                --
     Prepaid expenses                                                           803            25,575           (10,872)
     Deferred revenue                                                       (13,590)               --           (15,001)
     Accounts payable and accrued expenses                                  (42,120)          116,321            11,164
     Accrued expenses - related parties                                       3,255                --             3,255
                                                                        -----------       -----------       -----------
          Net cash used in continuing operations                           (324,386)         (328,966)         (156,975)
          Net cash provided by (used in) discontinued operations             (5,238)            6,357               (57)
                                                                        -----------       -----------       -----------
          Net cash used in operating activities                            (329,624)         (322,609)         (157,032)
                                                                        -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for intangible assets                                       (992,495)               --          (992,495)
  Purchases of fixed assets                                                  (3,589)           (2,029)           (3,589)
                                                                        -----------       -----------       -----------
          Net cash used in continuing operations                           (996,084)           (2,029)         (996,084)
          Net cash provided by (used in) discontinued operations             19,425                --                --
                                                                        -----------       -----------       -----------
          Net cash used in investing activities                            (976,659)           (2,029)         (996,084)
                                                                        -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party accounts payable                            1,000,000                --         1,000,000
  Proceeds from Notes Payable                                               310,000                --           107,530
  Repayments of Notes Payable                                               (20,000)          (15,000)               --
  Minority Interest                                                          15,000                --            15,000
  Proceeds from issuance of common stock                                     24,375            15,000                --
  Proceeds from exercise of stock options                                        --           323,033                --
                                                                        -----------       -----------       -----------
          Net cash provided by financing activities                       1,329,375           323,033         1,122,530
                                                                        -----------       -----------       -----------

INCREASE (DECREASE) IN CASH                                                  23,092            (1,605)          (30,586)

CASH, beginning of period                                                     7,200            23,960            60,878
                                                                        -----------       -----------       -----------
CASH, end of period                                                          30,292            22,355            30,292
                                                                        ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                                                  $        --       $        --       $        --
                                                                        ===========       ===========       ===========
Cash paid for income taxes                                              $        --       $        --       $        --
                                                                        ===========       ===========       ===========
Non-cash financing and investing activities:
  Issuance of common stock for accrued expense payment                  $    86,528       $        --       $    81,528
  Issuance of common stock for prepaid expense                          $        --       $    75,000       $        --
  Issuance of common stock for purchase of asset                        $ 1,300,000       $        --       $ 1,300,000

During 2007, the Company issued a convertible note for $1,000,000 and common stock valued at $1,300,000 in connection with the acquisition of International Building Technologies, Inc. The Company received assets valued at $11,592, assumed liabilities of $3,947, and minority interest of $15,000, resulting in Goodwill of $2,307,355.

     See accompanying notes to condensed consolidated financial statements.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                       June 30, 2007 and December 31, 2006


NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2: MATERIAL EVENTS

RE-ENTERING DEVELOPMENT STAGE

On April 1, 2007, the company re-entered the development stage. The company has changed from the motor sports business to the business of building and construction of lightweight panels. The Company has devoted most of its efforts to establishing a new business, raising capital, establishing sources of supply, acquiring property, plant, equipment, and other operating assets.

CHANGE OF CORPORATE NAME

On May 21, 2007, the Board of Directors and the majority of the shareholders of the Company passed a resolution to amend the Company's articles of incorporation to change its name to International Building Technologies Group, Inc. Such amendment became effective on August 6, 2007.

REVERSE STOCK SPLIT

Effective October 31, 2006, the Company initiated a reverse split of the Company's common stock on a ratio of one share for every 225 shares of common stock, without decreasing the number of authorized shares of common stock and without changing the par value of the common stock. All share counts included in this Form 10-QSB have been retroactively restated for this stock split.

CHANGE IN DIRECTORS

On April 13, 2007, the Company elected Mr. Kenneth Yeung to the Board of Directors who is also the President and major shareholder of the company.

Effective on April 16, 2007, David W. Keaveney resigned from his positions as Chief Executive Officer, Chief Financial Officer and Director of the Company.

Effective on April 16, 2007, Rhonda Keaveney resigned from her positions as Chief Operating Officer, Secretary and Director of the Company.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                       June 30, 2007 and December 31, 2006


On April 16, 2007 Mr. Kenneth Yeung was elected as the interim principal Executive and Financial Officer of the company.

On May 30, 2007, the Company elected Mr. Peter Chin to the Board of Directors and to the office of Corporate Secretary.

DISCONTINUED OPERATIONS

In the fourth quarter of 2006, the Company discontinued operations of its Scottsdale Diecast division due to increased manufacturer's prices, slowing retail sales and increased competition from online auction sites. The Company sold the balance of its inventory, fixed assets and a website. The Company decided to no longer focus its efforts in the die cast business primarily because of increasing inventory costs and declining sales due, in part, to the consolidation of the diecast industry. The Company has subsequently disposed of all assets related to this division in the first quarter of 2007. Prior year financial statements for 2006 have been restated to present the operations of the Scottsdale Diecast division as a discontinued operation. For the three months ended June 30, 2007, there was a net loss of $57 on Discontinued Operations compared to a net income of $7,406 for the same period during 2006. For the six months ended June 30, 2007, there was a net income of $2,273 on Discontinued Operations compared to a net income of $6,357 for the same period during 2006.

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. As of June 30, 2007, the Company has incurred net losses from operations prior to reentering the development stage and has a stockholders' deficit of $5,534,336. Since the inception of reentering the development stage on April 1, 2007, the Company has a stockholders' deficit of $663,613 as of June 30, 2007. The Company has a working capital deficit of $1,774,782 as of June 30, 2007.

During the next 12 months, the Company's foreseeable cash requirements will relate to continuing to develop the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business venture. The Company may experience a liquidity predicament and be required to raise additional capital. Historically, it has relied upon internally generated funds and funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company's stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company's failure to do so would have a material and adverse affect upon it and its shareholders.

NOTE 4: COMMITMENTS AND CONTINGENCIES

LITIGATION

There is no threatened or pending litigation against the Company. The following lawsuit below was settled during the second quarter.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                       June 30, 2007 and December 31, 2006


On April 16, 2007, the Company settled a lawsuit involving X-Clearing Corporation, the Company's former transfer agent (as previously reported in the Company's Form 10-QSB for the quarter ended March 31, 2007). The Company paid X-Clearing $32,000 and approximately $958 to Ikon for costs of copying or printing transfer agent records. Such amounts were accrued during the previous years.

The Company is not aware of any pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

NOTE 5: NOTES PAYABLE

On August 21, 2006, the Company issued a $250,000 convertible note payable to a shareholder and an entity owned by such shareholder in exchange for the retirement of the shareholder's Series B preferred stock and all related accrued interest. See Note 9. On March 14, 2007, the Note was amended with the monthly payments of $5,000 or more deferred until June 1, 2007 and the due date extended from August 30, 2007 to May 30, 2008. At any time after giving notice, the Holder has the option to convert all or part of the remaining balance of the note into common stock of the Company based on 75% of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversion shall not exceed 4.99% of the then outstanding shares of common stock of the Company. Furthermore, on March 26, 2007, the Note was bifurcated into two separate notes with all prior unpaid principal and interest rolled up into these two notes. The Company was current with payments on these notes through June 30, 2007. During the quarter, the note Holders converted a total of $91,971.17 of principal and interest payments.

On May 2, 2007, Motorsports Emporium, Inc. ("Motorsports") entered into a Stock Sale and Purchase Agreement with Axia Group, Inc. ("Axia") and International Building Technologies, Inc. ("IBT"), pursuant to which Motorsports acquired 50,000,000 shares of IBT common stock (or approximately 80% of IBT's issued and outstanding common stock) from Axia for consideration consisting of (i) a $1,000,000 Convertible Note and (ii) 20,000,000 shares of Motorsports' common stock. The $1,000,000 Convertible Note bears interest at the rate of 8% per annum and requires the following principal payments:

     (1)  $50,000 payable on or before November 1, 2007;
     (2)  $50,000 payable on or before May 1, 2008;
     (3)  $900,000 payable on or before May 1, 2010.

On May 8, 2007 the Company amended an earlier Promissory Note for $129,240 ($121,920 in principal and $7,320 accrued interest). Furthermore, on May 8, 2007 the Company bifurcated the Note and entered into two separate Notes: (i) one for $100,000 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $4,387 commencing July 1, 2007 with final payment July 1, 2009 and (ii) a second Note for $29,240 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $1,283 commencing July 1, 2007 with final payment July 1, 2009. At any time after giving notice, the Holder has the option to convert all or part of the accrued interest and remaining principal of either note based on 70% of the average of the lowest 5 closing bid prices in the past 20 trading days immediately preceding such conversion so long as the total number of shares issued to Holder will be such that the number of shares beneficially owned by Holder will be less than 4.99% of the outstanding common shares of the Company. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19: DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, and, therefore, this renegotiation did not result in the recognition of a gain or loss.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                       June 30, 2007 and December 31, 2006


On May 21, 2007 the Company entered into a $122,500 Secured Promissory Note at the rate of 11% per annum due March 20, 2008. Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May 21, 2007 to assume the note and entered into a promissory note with the lender. The Note is secured with the Preferred Series C shares owned by the President. In connection with this transaction, 490,000 warrants to purchase shares of the common stock of the Company at $0.25 were issued with an expiration date of May 20, 2012. The warrants issued to the investors in this transaction are exercisable for a period of five years commencing immediately after the date of issuance at an exercise price of $.25 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.79% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $47,759. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $6,368 for the six months ended June 30, 2007, for the three months ended June 30, 2007, and for the period from inception to June 30, 2007. As an incentive to the payee, the Company will make additional payments of $122,500 on or by the due date unless (a) the principal is paid in full on or before September 20, 2007, in which case the additional payment incentive shall be reduced to $30,625 or (b) the principal is paid in full on or before December 20, 2007, in which case the additional payment incentive shall be reduced to $61,250. No payments were made during the second quarter.

On May 21, 2007,  the Company  entered into a  Convertible  Promissory  Note for
$30,000 paid no later than March 20, 2008 with an interest rate of 11%. Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May 21, 2007 to assume the note and entered into a promissory note with the lender. The Note is secured with the Preferred Series C shares owned by the President. In connection with this transaction, 120,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 20, 2012. The warrants issued to the investors in this transaction are exercisable for a period of five years commencing immediately after the date of issuance at an exercise price of $.25 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.79% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $11,696. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $1,559 for the six months ended June 30, 2007, for the three months ended June 30, 2007, and for the period from inception to June 30, 2007. As an incentive to the payee, the Company will make additional payments of $30,000 on or by the due date unless (a) the principal is paid in full on or before September 20, 2007, in which case the additional payment incentive shall be reduced to $7,500 or (b) the principal is paid in full on or before December 20, 2007, in which case the additional payment incentive shall be reduced to $15,000. No payments were made during the second quarter.

On May 21, 2007, the Company entered into a Convertible Promissory Note for $97,500 to be paid no later than May 20, 2008 with an interest rate of 11%. In connection with this transaction, 390,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 21, 2012. The warrants issued to the investors in this transaction are exercisable for a period of five years commencing immediately after the date of issuance at an exercise price of $.25 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                       June 30, 2007 and December 31, 2006


life of five years, a zero dividend rate, 4.79% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $38,012. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $4,224 for the six months ended June 30, 2007, for the three months ended June 30, 2007, and for the period from inception to June 30, 2007. As an incentive to the payee, the Company will make additional payments of $97,500 on or by the due date unless (a) the principal is paid in full on or before November 20, 2007, in which case the additional payment incentive shall be reduced to $24,375 or (b) the principal is paid in full on or before February 20, 2008, in which case the additional payment incentive shall be reduced to $48,750. No payments were made during the second quarter.

On May 22, 2007 the Company entered into a Convertible Promissory Note for $50,000 paid no later than March 21, 2008 with 11% interest rate per annum. Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May 22, 2007 to assume the note and entered into a convertible promissory note with the lender. In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 21, 2012. The warrants issued to the investors in this transaction are exercisable for a period of five years commencing immediately after the date of issuance at an exercise price of $.25 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.79% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $19,494. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $2,534 for the six months ended June 30, 2007, for the three months ended June 30, 2007, and for the period from inception to June 30, 2007. As an incentive to the payee, the Company will make additional payments of $50,000 on or by the due date unless (a) the principal is paid in full on or before September 20, 2007, in which case the additional payment incentive shall be reduced to $12,500 or
(b) the principal is paid in full on or before December 20, 2007, in which case the additional payment incentive shall be reduced to $25,000. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 50% of the average of the lowest three closing BID prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. No payments were made during the second quarter.

On May 24, 2007 the Company entered into a Settlement Agreement for $4,000 to settle an unpaid debt of $6,500. The Company paid this debt in full.

On May 24, 2007 Company entered into a Settlement Agreement with a former consultant for $5,000 to settle an unpaid consulting fee of $9,233. The Company issued 62,500 free trading shares of common stock (valued at $0.08) to settle this debt in full.

On May 30, 2007, the Company entered into a Settlement Agreement with a former consultant for $20,000 to settle an unpaid consulting fee of $39,695. The Company issued 204,082 shares of free-trading common stock (priced at $0.098) to settle this debt in full.

On June 1, 2007, the Company entered into a Convertible Promissory Note for $10,000 to be paid no later than June 1, 2008 with an interest rate of 11%. As an incentive to the payee, the Company will make additional payments of $10,000 on or by the due date unless (a) the principal is paid in full on or before

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                       June 30, 2007 and December 31, 2006


December 2, 2007, in which case the additional payment incentive shall be reduced to $2,500 or (b) the principal is paid in full on or before March 2, 2008, in which case the additional payment incentive shall be reduced to $5,000. No payments were made during the second quarter.

On June 4, 2007, the Company entered into a Settlement Agreement with a legal consultant for $22,000 to settle an unpaid legal bill of $36,799. The Company paid $2,000 by check, issued 150,000 free trading shares of common stock (valued at $9,000), and issued 220,000 restricted shares of common stock (valued at $11,000). The Company has paid this debt in full.

The unaudited Chart below summarizes the Notes Payable mentioned in Note 5:

                             Terms                                                       Amount
                             -----                                                       ------
                                                                                       (Unaudited)
5% Interest; principle of $29,240, monthly payments of $1,283; convertible to common stock based on 70% of average price; due on 7/1/2009, net of unamortized
discount related to the beneficial conversion feature of $24,994                       $     4,246

10% Interest; principle of $173,750 monthly payments of $4,396; convertible to common stock based on 75% of average price; due on 5/30/2008, net of unamortized
discounted related to the beneficial conversion feature of $138,916                         34,834

8% Interest; $50,000,000 before 11/1/2007; $50,000,000 before 5/1/2008; balance due 5/1/2010; upon default - convertible to common stock based on 50% of average
price                                                                                    1,000,000
                                                                                       -----------
TOTAL NOTES PAYABLE TO SHAREHOLDERS                                                    $ 1,039,080
                                                                                       ===========
5% Interest; principle of $100,000 monthly payments of $4,387; convertible to common stock based on 70% of average price; due on 7/1/2009, net of unamortized
discount related to the beneficial conversion feature of $85,479                       $    14,521

11%; principle of $50,000; convertible to common stock based on 50% of average price; due on 3/21/2008, net of unamortized discount due to warrants of $16,960 and due to beneficial conversion feature of $27,246 200,000 warrants
excerciseable at $.025 per share expiring in 2012.                                           5,794

11% Interest; $122,500 incentive bonus unless paid  by certain deadlines; due
3/20/2008; 490,000 warrants excerciseable at $0.25 per share expiring in 2012.              81,109

11% Interest; $30,000 incentive bonus unless paid  by certain deadlines; due
3/20/2008; 120,000 warrants excerciseable at $0.25 per share expiring in 2012.              19,863

11% Interest; $97,500 incentive bonus unless paid  by certain deadlines; due
3/20/2008; 390,000 warrants excerciseable at $0.25 per share expiring in 2012.              63,711

11% Interest; $10,000 incentive bonus unless paid  by certain deadlines; due
6/01/2008                                                                                   10,000
                                                                                       -----------
TOTAL NOTES PAYABLE                                                                    $   194,998
                                                                                       ===========

NOTE 6: RELATED PARTY TRANSACTIONS

After selling IBT to the Company, Axia advanced $10,675 to IBT for various expenses of which $10,000 was repaid in the quarter.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                       June 30, 2007 and December 31, 2006


NOTE 7: COMMON STOCK

CONSULTING SERVICES

During the period ended June 30, 2007, the Company issued 1,453,798 shares of common stock valued $90,683 to consultants for contracted services rendered. Of this amount 566,283 shares of the Company's common stock valued at $31,283 were issued to parties in connection with consulting services rendered in the past but not paid. The balance of 887,515 shares of the Company's common stock valued at $59,400 was issued to various consultants for contracted services incurred and paid during the period.

COMMON STOCK ISSUED FOR REPAYMENT OF DEBT

During the period ended June 30, 2007, the Company issued a total of 2,699,772 shares of common stock valued $112,064 for payment and settlement of debt. The detail are as follows:

     - During the first quarter 2007, 166,667 shares of the Company's common stock were issued to an officer for repayment of debt in lieu of cash. The shares were valued at $5000 and were issued at market price.
     - On August 21, 2006, the Company issued a $250,000 convertible note payable to a shareholder and an entity owned by such shareholder in exchange for the retirement of the shareholder's Series B preferred stock and all related accrued interest. See Note 9. On March 14, 2007, the Note was amended with the monthly payments of $5,000 or more deferred until June 1, 2007 and the due date extended from August 30, 2007 to May 30, 2008. At any time after giving notice, the Holder has the option to convert all or part of the remaining balance of the note into common stock of the Company based on 75% of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversion shall not exceed 4.99% of the then outstanding shares of common stock of the Company. During the second quarter, the note Holders we issued 1,979,771 of common shares valued at $70,531 for the payment of principal and interest on debt.
     - During the second quarter of 2007, the Company also issued 333,334 shares of common stock valued at $23,333 to a third party to cancel a debt in the amount of $10,000.
     - During the second quarter of 2007, the Company also issued 220,000 shares of common stock valued at $13,200 to a third party to cancel a debt in the amount of $11,000.

COMMON STOCK ISSUED FOR STOCK OPTION GRANTS

During the first quarter, the Company granted stock options to purchase 478,721 common shares to its employees which were fully exercised for $30,698 in the same quarter.

COMMON STOCK ISSUED FOR ASSET PURCHASE

On May 2, 2007, the Company entered into a Stock Sale and Purchase Agreement with Axia Group, Inc. ("Axia") and International Building Technologies, Inc. ("IBT") and its Hong Kong subsidiary International Building Technologies Co., Ltd. ("IBT LTD"), pursuant to which Motorsports acquired 50,000,000 shares of IBT's common stock (or approximately 80% of IBT's issued and outstanding common stock) from Axia for consideration of $2,300,000 consisting of a (i) $1,000,000 Convertible Note and (ii) 20,000,000 common shares of Motorsports valued at $1,300,000. The value of the 20,000,000 common shares issued was determined

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                       June 30, 2007 and December 31, 2006


based on the average market price of Motorsport's common shares over the 2-day period before and the terms of the acquisition were agreed to and announced.

COMMON STOCK ISSUED FOR CASH

During the first quarter the Company sold stock to an investor for $20,000 in cash. The investor was issued 787,840 common shares.

NOTE 8:  STOCK OPTIONS & WARRANTS

The Company's stock options awarded to employees contain a variable exercise price that is dependent upon the market price of the Company's common stock at the date of exercise and, therefore, are accounted for as variable awards. During the second quarter of fiscal 2007 and 2006, the Company recognized $0 and $32,235, respectively, of compensation expense associated with stock options.

All share grants were valued based on quoted market prices on the date of grant and all amounts were expensed during the first quarter of fiscal 2007.

As of June 30, 2007 the Company had no stock options outstanding.

The following chart summarizes the unaudited Stock Options activity of the Company as of period ended June 30, 2007.

                                                         Weighted
                                                          Average
               Date                     Shares         Exercise Price
               ----                     ------         --------------
     Outstanding at 12/31/06                --                 --
     Granted                           478,721           $   0.05
     Excercised                       (478,421)          $   0.05
     Expired                                --                 --
                                      --------           --------
     Outstanding at 06/30/07                --                 --
                                      ========           ========

The Company issued warrants in connection with the promissory notes it signed during the quarter ended June 30, 2007. Each warrant gives the holder the right to subscribe to and purchase from International Building Technologies, Inc. one share of the Company's common stock, no par value, exercisable at $0.25 per share any time after date of issuance and is set to expire five years after date of issuance. During the quarter, the Company issued a total of 1,200,000 warrants.

The fair value of each warrant award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company's traded common stock. The expected term of the warrants granted is estimated at the contractual term as noted in the individual option agreements and represents the period of time that the warrants granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                       June 30, 2007 and December 31, 2006


                                                  2007
                                              -------------
     Expected volatility                             211.36%
     Weighted-average volatility                      52.84%
     Expected dividends                       $          --
     Expected term (in years)                             5
     Risk-free rate                            4.71% - 4.76%

The following unaudited table summarizes the warrants the Company issued as of the period ended June 30, 2007.

                                                                          Weighted-Average
                                                                             Remaining        Aggregate
                                                        Weighted-Average    Contractual       Intrinsic
          Options                           Shares       Exercise Price        Term             Value
          -------                           ------       --------------        ----             -----
Outstanding at December 31, 2006                 --          $  --
Granted                                   1,200,000          $0.25
Exercised                                        --          $  --
Forfeited or expired                             --          $  --
                                          ---------
Outstanding at June 30, 2007              1,200,000          $0.25                 5          $ 116,961
                                          =========          =====             =====          =========
Exercisable at June 30, 2007              1,200,000          $0.25                 5          $ 116,961
                                          =========          =====             =====          =========

NOTE 9: RETIREMENT OF SERIES B PREFERRED STOCK IN EXCHANGE FOR NOTE PAYABLE

On August 21, 2006, all of the outstanding shares of Series B Preferred Stock, consisting of shares held by our CEO, a former director and a shareholder were retired in exchange for cash compensation of $1 each to the CEO and a former director and a convertible note payable in the principal amount of $250,000 to a shareholder. The Company has determined that this transaction meets the definition of an extinguishment based on the guidance contained in EITF 96-19:
DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, and, therefore, the Company has recognized a loss on extinguishment of debt of $116,405 related to this transaction.

Under the terms of the note payable, interest accrues at a rate of 10% per annum, with monthly principal payments of $5,000 per month beginning sixty days from the date of the note. On March 14, 2007, the holders of the note payable executed an amendment to the note payable, which provided for the deferral of payments under the note payable until June 2007, and extended the term of the note from August 2007, to August 2008. The Company is current with its payments.

Under the March 14, 2007 amendment, at any time after giving notice, the holders may convert all or part of the remaining principal balance, plus accrued interest, of this note into common stock so long as such conversion does not exceed 4.99% of the then-outstanding shares of common stock of the Company. In the event of a conversion of the amended note, the number of shares of common stock to be issued shall be determined by dividing (i) the unpaid principal balance plus any accrued interest by (ii) seventy-five percent of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding any such conversion.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                       June 30, 2007 and December 31, 2006


All share grants were valued based on quoted market prices on the date of grant and all amounts were expensed during the first quarter of fiscal 2007.

NOTE 10: SERIES C PREFERRED STOCK

On July 20, 2006, the Company established and authorized up to 3,000,000 shares of no par value Series C Preferred Stock. On May 30, 2007, the Company redefined the rights of the Series C Preferred to provide for mandatory redemption by the Company in the event the Company meets certain funding milestones or if the Company is acquired or purchased or in the event of a change in control of the Company. According to FASB 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, a financial instrument that is defined as "mandatorily redeemable" shall be classified as a liability. If the instrument embodies a conditional obligation, it is classified as "mandatorily redeemable" if the event occurs or becomes certain to occur. As of quarter end, the conditional obligations of Series C Preferred Stock had not occurred nor were they certain to occur.

The Series C Shares have the following voting powers, designations, preferences, limitations, restrictions and relative rights:

     a.   Designation: Series C Preferred Stock
     b.   Authorized Shares: 3,000,000
     c.   Liquidation Rights: None
     d.   Dividend Rights: None
     e.   Conversion Rights: None
     f.   Mandatory Redemption Rights:
     In the event the Company achieves $1,500,000 in funding, the Company shall convert each Series C Share into $5.00 worth of the Company's common stock, if the funding occurs before October 31, 2007. If the funding takes place after October 31, 2007, but before May 1, 2008, the Company shall convert each Series C Shares into $5.25 worth of the Company's common stock. If the funding occurs after May 1, 2008, the Company shall convert each Series C Share into $5.50 worth of the Company's common stock. For purposes of this redemption feature, the number of shares issuable upon mandatory conversion shall be based on the average of the closing bid prices for the Company's common stock on the five trading days preceding the conversion.
     g.   Voting Rights: 3,000 votes per share

NOTE 11: NET LOSS PER SHARE

In February 1997, the FASB issued SFAS No. 128 EARNINGS PER SHARE. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                       June 30, 2007 and December 31, 2006


Since the fully diluted loss per share for 2007 and 2006 was antidilutive, basic and diluted losses per share are the same. Accordingly, options to purchase common stock issuable upon conversion of a convertible debentures and warrants were not included in the calculation of diluted earnings per common share.

NOTE 12: ACQUISITIONS

INTERNATIONAL BUILDING TECHNOLOGIES, INC.

On May 2, 2007, Motorsports Emporium, Inc. ("Motorsports") entered into a Stock Sale and Purchase Agreement with Axia Group, Inc. ("Axia") and International Building Technologies, Inc. ("IBT") and its Hong Kong subsidiary International Building Technologies Co., Ltd. ("IBT LTD"), pursuant to which Motorsports acquired 50,000,000 shares of IBT's common stock (or approximately 80% of IBT's issued and outstanding common stock) from Axia for consideration of $2,300,000 consisting of a (i) $1,000,000 Convertible Note and (ii) 20,000,000 common shares of Motorsports valued at $1,300,000. The value of the 20,000,000 common shares issued was determined based on the average market price of Motorsport's common shares over the 2-day period before and the terms of the acquisition were agreed to and announced.

The $1,000,000 Convertible Note bears interest at the rate of 8% per annum and requires the following principal payments:

     (1)  $50,000 payable on or before November 1, 2007;
     (2)  $50,000 payable on or before May 1, 2008;
     (3)  $900,000 payable on or before May 1, 2010.

IBT is a corporation owning the rights to manufacture and sell building panels used in construction all over the world. The building panels can be used in a variety of ways to erect buildings up to six stories tall without the need of a traditional wood or steel frame structure. Management believes that the product offers significant cost savings compared to traditional methods of construction, faster construction, and greater energy savings. The technology used meets worldwide strength and durability tests. The IBT technology is also versatile in its use and can be used to create unique architectural and design elements. IBT also provides Site Planning, Architectural and Engineering Services, Contractor Services, Materials, Equipment, Training and Supervision. IBT LTD has contractual rights and business relationships to do business in China.

The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standard No. 141 BUSINESS COMBINATIONS. The total purchase price was allocated as follows:


     Cash                         $     6,194
     Fixed assets                       2,571
     Other assets                       2,827
     Current liabilities               (3,947)
     Minority Interest                (15,000)
     Goodwill                       2,307,355
                                  -----------
     Purchase price               $ 2,300,000
                                  ===========

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                       June 30, 2007 and December 31, 2006


None of the $2,307,355 of goodwill is subject to amortization, but an annual impairment test. As of the date of these financial statements no triggering event has occurred which would indicate an impairment of this amount.

The Company's condensed consolidated financial statements include IBT and its subsidiary's results of operations subsequent to its acquisition on May 2, 2007.

Below is the supplemental pro forma information that discloses the results of operations for the current interim period and the current year up to the date of the most recent interim statement of financial position presented (and for the corresponding periods in the preceding year) as though the business combination had been completed as of the beginning of the period being reported on. During the corresponding periods in the preceding year, IBT had no activity and the subsidiary was not in existence.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                      (FORMERLY MOTORSPORTS EMPORIUM, INC.)
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended March 31,        Three Months Ended June 30,
                                                              -----------------------------       -----------------------------
                                                                  2007              2006              2007              2006
                                                              -----------       -----------       -----------       -----------
Operating loss                                                $  (234,426)      $  (321,596)      $  (175,248)      $  (344,344)
Other income (expense):
  Interest income                                                      28                40                29                 8
  Interest expense                                                 (7,642)           (7,167)         (172,644)           (7,184)
  Gain on extinguishment of debt                                    5,496                --           104,735             3,949
  Change in fair value of derivative liability                         --                --          (351,817)               --
  Minority interest in net loss of subsidiary                       8,244                --            (3,652)               --
  Other income (expense)                                              106             5,803            (8,333)          (40,463)
                                                              -----------       -----------       -----------       -----------
      Total other income (expense)                                  6,232            (1,324)         (431,682)          (43,690)
                                                              -----------       -----------       -----------       -----------
Loss from continuing operations                                  (228,194)         (322,920)         (606,930)         (388,034)

Discontinued operations:
  Income (loss) from operations of discontinued business           (1,844)           (1,049)              (57)            7,406
  Income (loss) on disposal of assets                               4,174                --                --                --
                                                              -----------       -----------       -----------       -----------
Income (loss) on discontinued operations                            2,330            (1,049)              (57)            7,406
                                                              -----------       -----------       -----------       -----------
Net loss                                                      $  (225,864)      $  (323,969)      $  (606,987)      $  (380,628)
                                                              ===========       ===========       ===========       ===========

Net loss per common share - basic and diluted
  Continuing operations                                       $     (0.06)      $     (0.26)      $     (0.05)      $     (0.23)
                                                              ===========       ===========       ===========       ===========
  Discontinued operations                                     $      0.00       $     (0.00)      $     (0.00)      $      0.00
                                                              ===========       ===========       ===========       ===========
  Net loss per common share                                   $     (0.06)      $     (0.27)      $     (0.05)      $     (0.23)
                                                              ===========       ===========       ===========       ===========

Weighted average common shares outstanding:
  Basic & Diluted                                               3,707,087         1,221,160        11,334,517         1,655,092
                                                              ===========       ===========       ===========       ===========

                                                                Six Months Ended June 30,
                                                              -----------------------------
                                                                  2007              2006
                                                              -----------       -----------
Operating loss                                                $  (409,674)      $  (665,940)
Other income (expense):
  Interest income                                                      57                48
  Interest expense                                               (180,286)          (14,351)
  Gain on extinguishment of debt                                  110,231             3,949
  Change in fair value of derivative liability                   (351,817)               --
  Minority interest in net loss of subsidiary                       4,592                --
  Other income (expense)                                           (8,227)          (34,660)
                                                              -----------       -----------
      Total other income (expense)                               (425,450)          (45,014)
                                                              -----------       -----------
Loss from continuing operations                                  (835,124)         (710,954)

Discontinued operations:
  Income (loss) from operations of discontinued business           (1,901)            6,357
  Income (loss) on disposal of assets                               4,174                --
                                                              -----------       -----------
Income (loss) on discontinued operations                            2,273             6,357
                                                              -----------       -----------
Net loss                                                      $  (832,851)      $  (704,597)
                                                              ===========       ===========

Net loss per common share - basic and diluted
  Continuing operations                                       $     (0.11)      $     (0.49)
                                                              ===========       ===========
  Discontinued operations                                     $      0.00       $      0.00
                                                              ===========       ===========
  Net loss per common share                                   $     (0.11)      $     (0.49)
                                                              ===========       ===========

Weighted average common shares outstanding:
  Basic & Diluted                                               7,541,872         1,438,126
                                                              ===========       ===========

          See accompanying notes to consolidated financial statements.

A gain in the amount of $77,000 was recognized prior to acquisition by Motorsports. This relief of debt by the debt holder was part of the Stock Sale and Purchase Agreement. This item is a nonrecurring item and only applies to and is only included on the "Pro Forma Consolidated Statement of Operations."

NOTE 13: CONVERTIBLE DEBENTURES PAYABLE & DERIVATIVE PAYABLE

On March 8, 2007, the Company amended and bifurcated a $129,240 convertible debenture into two notes, the first note in the amount of $100,000 and the second note at $29,240. Both debentures bear interest at 5% and mature on July 1, 2009. The debentures are convertible into shares of common stock at 70% of the average of the lowest five closing bid prices of the immediate 20 trading days prior to such conversion. A beneficial conversion feature of $129,240 was calculated in accordance with EITF 00-27: APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS, and is being amortized over the life of the debenture. The embedded conversion option is also accounted for under EITF 00-19: ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK. We have accounted for the embedded conversion option as a derivative liability. Accordingly, the embedded

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                       June 30, 2007 and December 31, 2006


conversion option is marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the three month period ended June 30, 2007, the Company reflected an expense of $137,509, representing the initial fair value and subsequent change in the value of the embedded conversion option. As of June 30, 2007, neither note has been converted and the combined principal balance remains at $129,240.

On March 14, 2007 and again on March 26, 2007, the Company amended and bifurcated a $239,556 convertible debenture into two notes, the first note in the amount of $210,596 and the second note at $28,960. Both debentures bear interest at 10% and mature May 30, 2008. The debenture is convertible into shares of common stock at 75% of the average of the lowest five closing bid prices of the immediate 20 trading days prior to such conversion. A beneficial conversion feature of $239,556 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The embedded conversion option is also accounted for under EITF 00-19and we have accounted for the embedded conversion option as a derivative liability. Accordingly, the embedded conversion option is marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the three month period ended June 30, 2007, the Company reflected an expense of $170,724, representing the initial fair value and subsequent change in the value of the embedded conversion option. As of June 30, 2007, the combined principal balance of both notes is $173,750.

On May 22, 2007, the Company issued a convertible debenture in the amount of $50,000. The debenture bears interest at 11% and matures March 21, 2008. The debenture is convertible into shares of common stock at 50% of the average of the lowest three closing bid prices of the immediate 20 trading days prior to such conversion. A beneficial conversion feature of $30,506 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The embedded conversion option is also accounted for under EITF 00-19 and we have accounted for the embedded conversion option as a derivative liability. Accordingly, the embedded conversion option is marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the three month period ended June 30, 2007, the Company reflected an expense of $43,584, representing the initial fair value and subsequent change in the value of the embedded conversion option. As of June 30, 2007, the note has not been converted and the principal balance remains at $50,000.

NOTE 14: SUBSEQUENT EVENTS

On July 8, 2007, International Building Technologies Co., Ltd., a Hong Kong corporation ("IBT") and wholly owned subsidiary of Motorsports Emporium, Inc. ("Motorsports") entered into an Asset Sale and Purchase Agreement with Suining Yinfa Construction & Engineering Co., Ltd., a China corporation ("Suining Yinfa"), pursuant to which IBT acquired a 51% interest in the Rose Top Grade Project ("Rose Best Project") for U.S. $350,000 represented by a Convertible Promissory Note in the principal amount of U.S. $350,000 issued by Motorsports in favor of Suining Yinfa.

The U.S. $350,000 Convertible Promissory Note bears interest at the rate of 8% per annum and the principal amount plus accrued interest is due on or before July 31, 2009.

The Convertible Promissory Note contains two conversion features.

     1. By Motorsports at any time and upon 30 days written notice Motorsports may convert the Convertible Promissory Note into Motorsports preferred stock on terms and conditions mutually acceptable to Motorsports and Suining Yinfa.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                       June 30, 2007 and December 31, 2006


     2. By Suining Yinfa on or about July 31, 2009 Suining Yinfa may convert all or part of the remaining principal balance, plus accrued interest into Motorsports common stock, in which case the number of shares of common stock to be issued shall be determined by dividing (i) the unpaid principal balance, plus any accrued interest by (ii) 80% of the average of the lowest five closing bid prices of Motorsports common stock immediately preceding any such conversion.

The Rose Best Project (already underway) is located in the Sichuan Province of China and consists of the construction of four upscale residential apartment buildings with a total building area of approximately 537,000 square feet (49,500m2). Over the next 17 months, the project is anticipated to generate revenue from the approximately $6,700,000 (50,000,000 RMB) contract, 51% of which will be allocated to Motorsports' subsidiary, IBT.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the quarter ended June 30, 2007, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

GENERAL

Prior to December 1, 2004 the Company was known as Ten Stix, Inc. and changed its name to MotorSports Emporium, Inc. on December 1, 2004 under the laws of the State of Nevada to engage in the motor sports industry targeting enthusiasts participating in die cast collecting, automobile restoration, purchase of high-performance accessories, motor sports related collectibles, driver's apparel, race venues and product licensing. On July 12, 2007, the Company reported in a Definitive Schedule 14C that the Company was going to change its name to International Building Technologies Group, Inc. to better reflect its change of business from motor sports related to building and construction of lightweight panels. On July 17, 2007 the Company amended its articles of incorporation to change its name to International Building Technologies Group, Inc. effective on August 6, 2007. According to FASB 7, the Company is in the development stage. The Company devotes most of its efforts to establishing a new business, raising capital, establishing sources of supply, acquiring property, plant, equipment, and other operating assets. The Company's shares of common stock trade on the OTC Bulletin Board under the symbol "INBG.OB".

Our principal executive offices are located at 1151 Harbor Bay Parkway, Suite 202, Alameda, CA 94502. Our telephone number is (510) 814-3778 and facsimile number is (510) 814-0366. More information regarding our products and the Company is available on our website at www.ibtgi.com.

EXECUTIVE OVERVIEW

In 2004, we entered the motor sports industry selling die cast model cars. In 2005 we created several divisions to sell race worn memorabilia (helmets, gloves and racing suits), automotive related art and high performance brake fluid. Additionally, in 2006 we created a car wash product named after a well-known racing legend. Up until the end of our first quarter in 2007 we continued to focus our efforts on our high performance brake fluid and specialty car care product lines, however due to a change in control and certain recent events, we changed our business operations to better reflect management's experience and our expertise in the light weight panel industry where we can better concentrate on global construction and engineering projects. Throughout the second quarter of 2007 we divested ourselves from the motor sports business and transitioned into the business of lightweight panel construction through our then wholly owned subsidiary International Building Technologies, Inc.

In July 2007, our wholly owned subsidiary, International Building Technologies, Co., Ltd. ("IBT LTD"), a Hong Kong corporation, entered into an asset and purchase agreement with China based Suining Yinfa Construction & Engineering Co, Ltd. for 51% interest in a Chinese building projected named Rose Top Grade (Rose
Best) Project. The Rose Top Grade (Rose Best) Project, already underway, is located in the Sichuan Province of China and consists of four upscale residential apartment buildings with a total building area of approximately 49,500 square meters (537,000 sq feet). The project is anticipated to generate revenue from the 50,000,000 RMB (approximately $6,700,000 USD) contract over the next 17 months, 51% of which will be allocated to our subsidiary International Business Technologies. We purchased 51% of the Rose Top Grade (Rose Best) Project from Suining Yinfa for $350,000 USD, payable July 2009. We will work with Suining Yinfa to comply with U.S. GAAP standards (Generally Accepted Accounting Principles) as it relates to public accounting.

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

RECENT DEVELOPMENTS

REVERSE STOCK SPLIT

Effective October 31, 2006, the Company effected a reverse split of our common stock on a ratio of one share for every 225 shares of common stock, without decreasing the number of authorized shares of common stock and without changing the par value of the common stock. All share counts included in this Form 10-QSB have been retroactively restated for this stock split.

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

At any time after giving notice, the holders may convert all or part of the remaining principal balance, plus accrued interest, of this note into common stock so long as such conversion shall not exceed 4.99% of the then-outstanding common stock of the Company. In the event of a conversion of the amended note, the number of shares of common stock to be issued shall be determined by dividing (i) the unpaid principal balance plus any accrued interest by (ii) seventy-five percent of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding any such conversion.

DISCONTINUED OPERATIONS

In the fourth quarter of 2006, the Company discontinued operations of its Scottsdale Diecast division due to increased manufacturer's prices, slowing retail sales and increased competition from online auction sites. The Company sold the balance of its inventory, fixed assets and website. The Company decided to no longer focus its efforts in the die cast business primarily because of increasing inventory costs and declining sales due, in part, to the consolidation of the diecast industry. The Company has subsequently disposed of all assets related to this division in the first quarter of 2007. Scottsdale Diecast's net revenues for the three months ended June 30, 2007 and 2006 were $0 and $28,984, respectively. Excluding general and administrative costs that are not specifically identifiable to Scottsdale Diecast, the loss from discontinued operations were $0 and $(8,093) for the three months ended June 30, 2007 and 2006, respectively. No income tax expense has been recorded related to the discontinued operations given the Company's net operating loss carry forwards and related valuation allowances. Prior year financial statements for 2006 have been restated to present the operations of the Scottsdale Diecast division as a discontinued operation.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED MONTHS ENDED JUNE 30, 2006

Our net loss during the first six months of 2007 was $826,864 or $0.11 per common share compared to a net loss of approximately $704,597 or $0.49 per common share during the first six months of 2006 (an increase of $122,267). The change is attributable to management's focus away from an exclusive diecast merchandising business and the transition towards developing its lightweight panel technology building business.

The Company has discontinued the operations of Scottsdale Diecast in the first quarter and reflected the activity as discontinued operations on the Statement of Operations. Income (loss) from operations of discontinued business for the first six months ended June 30 2007 and 2006 is $(1,901) and $6,357, respectively. There are no revenues as of June 30, 2007 since the inception of re-entering the development stage on April 1, 2007.

During the first six months of 2007, we incurred operating expenses of $328,461 compared to $665,940 of operating expenses incurred during the first six months of 2006 (a decrease of $337,479). Operating expenses for the first six months of 2007 primarily consisted of: (i) $325,805 of selling, general and administrative expenses compared to $662,669 of selling, general and administrative expenses incurred during the first six months of 2006; (ii) $1,151 of depreciation expense compared to $1,771 of depreciation expense incurred during the first six months of 2006; and (iii) $1,505 of amortization expense compared to $1,500 of amortization expense incurred during the first six months of 2006. We also incurred $180,286 of interest expense during the first six months of 2007 as compared to $14,351 incurred during the first six months of 2006. The decrease in operational expenses during the first six months of 2007 compared to the first six months of 2006 was primarily due to the discontinuation of operations as previously discussed.

In 2007, our other income (expense) included a gain of $33,231 associated with the settlement of various debt, which reduced the total amount due to $83,958. Of this gain, $7,538 were associated with the settlement of outstanding litigation, which reduced the total amount due to $32,000 plus $958 for copy services related to stock transfer agent records. These amounts are included in accrued expenses on the balance sheet, and were paid during the second quarter of 2007.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

The Company has discontinued the operations of Scottsdale Diecast in the first quarter and reflected the activity as discontinued operations on the Statement of Operations. Income (loss) from operations of discontinued business for the three months ended June 30 2007 and 2006 is $(57) and $7,406, respectively. There are no revenues as of June 30, 2007 since the inception of re-entering the development stage on April 1, 2007.

During the three months ended June 30, 2007, we incurred operating expenses of $158,526 compared to $344,344 of operating expenses incurred during the corresponding period of 2006 (an decrease of $185,818). Operating expenses for the second quarter of 2007 primarily consisted of: (i) $157,610 of selling, general and administrative expenses compared to $342,083 of selling, general and administrative expenses incurred during the second quarter of 2006; (ii) $161 of depreciation expense compared to $1,511 of depreciation expense incurred during the second quarter of 2006; and (iii) $755 of amortization expense compared to $750 of amortization expense incurred during the second quarter of 2006. We also incurred $172,644 of interest expense during the second quarter of 2007 as compared to $7,184 incurred during the second quarter of 2006.

Our net loss during the second quarter of 2007 was $657,219, or $0.06 per common share, compared to a net loss of approximately $380,628, or $0.23 per common share, during the second quarter of 2006. The change in operational expenses during the second quarter of 2007 compared to the second quarter of 2006 was primarily due to the discontinuation of operations as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

Our future success and viability is primarily dependent upon our ability to increase operating cash flows and develop new business opportunities. As discussed in Note 2 to the Consolidated Financial Statements, Mr. Keaveney sold his Series C Preferred Stock to Mr. Kenneth Yeung. As a result of Mr. Yeung's voting power, he effectively controls the Company and is considered a "control person" under applicable SEC regulations. Mr. Yeung agreed to immediately pay off an aggregate of $202,470 of the Company's liabilities, which debt reductions were intended to reduce outstanding liabilities, including $48,788 owed by the Company to Keaveney for accrued salary and $38,115 owed by the Company to Rhonda Keaveney, the Company's Former Chief Operating Officer. The cash to pay the liabilities was received by the Company in March 2007. As of June 30, 2007, all related liabilities have been paid; such payments were completed within the second quarter, with the exception of the balance of $37,500 in accrued salary that is due and owed to David Keaveney. The Company has agreed to pay to Keaveney six equal payments of $6,250 per month beginning July 31, 2007.

On August 21, 2006, the Company issued a $250,000 convertible note payable to a shareholder and an entity owned by such shareholder in exchange for the retirement of the shareholder's Series B preferred stock and all related accrued interest. See Note 9. On March 14, 2007, the Note was amended with the monthly payments of $5,000 or more deferred until June 1, 2007 and the due date extended from August 30, 2007 to May 30, 2008. At any time after giving notice, the Holder has the option to convert all or part of the remaining balance of the note into common stock of the Company based on 75% of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversion shall not exceed 4.99% of the then outstanding common stocks of the Company. Furthermore, on March 26, 2007, the Note was bifurcated into two separate notes with all prior unpaid principal and interest rolled up into these two notes. The Company was current with payments on these notes through June 30, 2007. During the quarter, the note Holders converted a total of $91,971 of principal and interest payments.

On May 2, 2007, Motorsports Emporium, Inc. ("Motorsports") entered into a Stock Sale and Purchase Agreement with Axia Group, Inc. ("Axia") and International Building Technologies, Inc. ("IBT"), pursuant to which Motorsports acquired 50,000,000 shares of IBT common stock (or approximately 80% of IBT's issued and outstanding common stock) from Axia for consideration consisting of a (i) $1,000,000 Convertible Note and (ii) 20,000,000 shares of Motorsports' common stock. The $1,000,000 Convertible Note bears interest at the rate of 8% per annum and requires the following principal payments:

     (1)  $50,000 payable on or before November 1, 2007;
     (2)  $50,000 payable on or before May 1, 2008;
     (3)  $900,000 payable on or before May 1, 2010.

On May 8, 2007 the Company amended a previous Promissory Note for $129,240 ($121,920 in principal and $7,320 accrued interest). Furthermore, on May 8, 2007 the Company bifurcated the Note under which the Company entered into two separate Notes; one for $100,000 with 5% interest in which the Company is obligated to make 24 monthly principal and interest payments of $4,387 commencing July 1, 2007 with final payment July 1, 2009 and the second Note is for $29,240 with 5% interest in which the Company is obligated to make 24 monthly principal and interest payments of $1,283 commencing July 1, 2007 with final payment July 1, 2009. At any time after giving notice, the Holder has the option to convert all or part of the accrued interest and remaining principal of either note based on 70% of the average of the lowest 5 closing bid prices in the past 20 trading days immediately preceding such conversion so long as the total number of shares issued to Holder will be such that the number of shares beneficially owned by Holder will be less than 4.99% of the outstanding common shares of the Issuer. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19:
DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, and, therefore, this renegotiation did not result in the recognition of a gain or loss.

On May 21, 2007 the Company entered into a $122,500 Secured Promissory Note at the rate of 11% per annum due March 20, 2008. . Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May 21, 2007 to assume the note and entered into a promissory note with the lender. The Note is secured with the Preferred Series C shares owned by the President. In connection with this transaction, 490,000 warrants to purchase the common stock of the Company at $0.25 were issued with an expiration date of May 20, 2012. The May 2007 Warrants issued to the investors in the May 2007 Note Payables are exercisable for a period of five years commencing immediately after the date of issuance at an exercise price of $.25 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.79% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $47,759. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of the May 2007 Notes. The amortization is being recorded as interest expense and totaled $6,368 for the six months ended June 30, 2007, for the three months ended June 30, 2007, and for the period from inception to June 30, 2007. As an incentive to Payee, the Company will make additional payments of $122,500 on or by the due date unless
(a) the principal is paid in full on or before September 20, 2007 - in which case the additional payment incentive shall be reduced to $30,625 or (b) the principal is paid in full on or before December 20, 2007 - in which case the additional payment incentive shall be reduced to $61,250. No payments were made during the second quarter.

On May 21, 2007, the Company entered into a Convertible Promissory Note for $30,000 paid no later than March 20, 2008 with an interest rate of 11%. . Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May 21, 2007 to assume the note and entered into a promissory note with the lender. The Note is secured with the Preferred Series C shares owned by the President. In connection with this transaction, 120,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 20, 2012. The May 2007 Warrants issued to the investors in the May 2007 Note Payables are exercisable for a period of five years commencing immediately after the date of issuance at an exercise price of $.25 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.79% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $11,696. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of the May 2007 Notes. The amortization is being recorded as interest expense and totaled $1,559 for the six months ended June 30, 2007, for the three months ended June 30, 2007, and for the period from inception to June 30, 2007. As an incentive to Payee, the Company will make additional payments of $30,000 on or by the due date unless (a) the principal is paid in full on or before September 20, 2007 - in which case the additional payment incentive shall be reduced to $7,500 or (b) the principal is paid in full on or before December 20, 2007 - in which case the additional payment incentive shall be reduced to $15,000. No payments were made during the second quarter.

On May 21, 2007, the Company entered into a Convertible Promissory Note for $97,500 paid no later than May 20, 2008 with an interest rate of 11%. In connection with this transaction, 390,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 21, 2012. The May 2007 Warrants issued to the investors in the May 2007 Note Payables are exercisable for a period of five years commencing immediately after the date of issuance at an exercise price of $.25 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.79% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $38,012. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of the May 2007 Notes. The amortization is being recorded as interest expense and totaled $4,224 for the six months ended June 30, 2007, for the three months ended June 30, 2007, and for the period from inception to June 30, 2007. As an incentive to Payee, the Company will make additional payments of $97,500 on or by the due date unless (a) the principal is paid in full on or before November 20, 2007 - in which case the additional payment incentive shall be reduced to $24,375 or (b) the principal is paid in full on or before February 20, 2008 - in which case the additional payment incentive shall be reduced to $48,750. No payments were made during the second quarter.

On May 22, 2007 the Company entered into a Convertible Promissory Note for $50,000 paid no later than March 21, 2008 with 11% interest rate per annum. . Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May 22, 2007 to assume the note and entered into a convertible promissory note with the lender. In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 21, 2012. The May 2007 Warrants issued to the investors in the May 2007 Note Payables are exercisable for a period of five years commencing immediately after the date of issuance at an exercise price of $.25 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.79% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $19,494. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of the May 2007 Notes. The amortization is being recorded as interest expense and totaled $2,534 for the six months ended June 30, 2007, for the three months ended June 30, 2007, and for the period from inception to June 30, 2007. As an incentive to the Payee, the Company will make additional payments of $50,000 on or by the due date unless (a) the principal is paid in full on or before September 20, 2007 - in which case the additional payment incentive shall be reduced to $12,500 or (b) the principal is paid in full on or before December 20, 2007 - in which case the additional payment incentive shall be reduced to $25,000. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. No payments were made during the second quarter.

On June 1, 2007, the Company entered into a Convertible Promissory Note for $10,000 paid no later than June 1, 2008 with an interest rate of 11%. As an incentive to Payee, the Company will make additional payments of $10,000 on or by the due date unless (a) the principal is paid in full on or before December 2, 2007 - in which case the additional payment incentive shall be reduced to $2,500 or (b) the principal is paid in full on or before March 2, 2008 - in which case the additional payment incentive shall be reduced to $5,000. No payments were made during the second quarter.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, there are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which the we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

ITEM 3. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act as of the end of the period covered by this quarterly report ("Evaluation Date"). Based on such evaluation and based on the late filing of the 10-QSB, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the general application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company's operations and transactions.

 (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There is no threatened or pending litigation against the Company. The following lawsuit was settled during the second quarter.

On April 16, 2007, the Company settled a lawsuit involving X-Clearing Corporation, the Company's former transfer agent (as previously reported in the Company's Form 10-QSB for the quarter ended March 31, 2007). The Company paid X-Clearing $32,000 and $958 to Ikon for costs of copying or printing transfer agent records. Such amounts were accrued during the previous years.

The Company is not aware of any pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2007, the Company issued 20,000,000 shares of its common stock to Axia Group, Inc. in exchange for 50,000,000 shares of common stock (approximately 80%) of International Building Technologies, Inc. In addition, the Company issued to Axia Group, Inc. a $1,000,000 convertible note due May 1, 2010.

During the second quarter, the Company also issued 166,667 shares of its common stock to a third party to cancel a debt in the amount of $5,000.

During the second quarter, the Company also issued 333,334 shares to a third party to cancel a debt in the amount of $10,000.

During the second quarter of 2007, the Company issued 220,000 shares of the Company's common stock to a law firm in cancellation of legal fees due to that law firm in the amount of $11,000.

During the second quarter of 2007, the Company issued 1,200,000 warrants to purchase shares of the Company's common stock. The warrants are exercisable for a term of five years and are exercisable at a price of $.25 per share.

The foregoing issuances were made in reliance on Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 21, 2007, the Company's shareholders approved the following by written consent of a majority of the outstanding shares of common stock, outstanding shares of Series A preferred stock and outstanding shares of Series C preferred stock (to be effective August 6, 2007):

     a. Amending the Company's Articles of Incorporation to change its name to "International Building Technologies Group, Inc."
     b. Ratifying the appointments of Kenneth Yeung and Peter Chin to the Company's Board of Directors.
     c. Approving the designation of 10,000,000 shares of Series D preferred stock.
     d.   Redefining the attributes of the Company's Series C preferred stock.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.                               Description
-----------                               -----------

31.1          Certification  of  Principal   Executive   Officer  and  Principal
              Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1(1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes- Oxley Act of 2002.

----------
(1) In accordance with SEC Release No. 34-47986, this Exhibit is hereby furnished to the Securities and Exchange Commission as an accompanying document and is not deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.


Date: September 7, 2007                 /s/ Kenneth Yeung
                                        ----------------------------------
                                        Kenneth Yeung
                                        President, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                               Description
-----------                               -----------

31.1          Certification  of  Principal   Executive   Officer  and  Principal
              Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1(1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes- Oxley Act of 2002.