Form 10QSB
period 2007-09-30
International Building Technologies Group, Inc.
filed 2007-11-19
CIK 1075993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the quarterly period ended September 30, 2007; or

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

     The number of shares outstanding of the issuer's common stock, $0.001 par value, as of November 19, 2007 was 41,549,659 shares.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                              REPORT ON FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2007

                                      INDEX
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION..............................................  3

     Item 1. Financial Statements...........................................  3

          Consolidated Balance Sheet .......................................  3

          Consolidated Statements of Operations.............................  4

          Consolidated Statements of Stockholder's Equity...................  5

          Consolidated Statements of Cash Flows.............................  6

          Notes.............................................................  8

     Item 2. Management's Discussion and Analysis or Plan of Operation...... 23

     Item 3. Controls and Procedures........................................ 29

PART II - OTHER INFORMATION................................................. 29

     Item 1. Legal Proceedings.............................................. 29

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.... 29

     Item 3. Defaults Upon Senior Securities................................ 30

     Item 4. Submission of Matters to a Vote of Security Holders............ 30

     Item 5. Other Information.............................................. 30

     Item 6. Exhibits....................................................... 30

SIGNATURES.................................................................. 31

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                      (FORMERLY MOTORSPORTS EMPORIUM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      September 30, 2007    December 31, 2006
                                                                      ------------------    -----------------
                                                                         (Unaudited)
                                     ASSETS

Cash                                                                     $    14,821           $     7,200
Accounts receivable                                                               --                   267
Inventory                                                                         --                   922
Other current assets                                                         351,723                11,675
                                                                         -----------           -----------
Total current assets                                                         366,544                20,064
                                                                         -----------           -----------
Fixed assets, net of depreciation                                              4,050                 6,578
Other assets                                                                   5,372                    --
Assets held for sale                                                              --                11,914
Intangible assets, net of amortization                                            --                10,750
Goodwill                                                                   1,302,994                    --
                                                                         -----------           -----------
Total assets                                                             $ 1,678,960           $    49,306
                                                                         ===========           ===========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
  Accounts payable and accrued expenses                                  $   239,856           $   273,454
  Accrued expenses - related parties                                         110,112               114,000
  Notes payable, net                                                         224,252                    --
  Notes payable to shareholders, net                                          73,705               245,000
                                                                         -----------           -----------
Total current liabilities                                                    647,925               632,454

Long term notes payable, net                                                 376,240                    --
Long term notes payable to shareholders, net                                   7,673               121,920
                                                                         -----------           -----------
Total long term liabilities                                                  383,913               121,920
                                                                         -----------           -----------
Total liabilities                                                          1,031,838               754,374
                                                                         -----------           -----------

COMMITMENT & CONTINGENCIES                                                        --                    --

MINORITY INTEREST                                                              2,250                    --

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred A stock, $250 par value, 10,000 shares authorized;
   96 shares issued and outstanding                                           24,000                24,000
  Preferred C stock, no par value, 3,000,000 shares authorized;
   200,000 shares issued and outstanding                                      10,000                10,000
  Common stock; $.001 par value, 500,000,000 shares authorized;
   31,708,322 and 2,979,355 issued and outstanding                            31,709                 2,979
  Additional paid-in capital                                               6,832,295             4,623,949
  Stock subscription receivable                                                   --                (1,305)
  Accumulated deficit - Prior to reentering development stage             (5,534,336)           (5,364,691)
  Accumulated deficit - From inception of reentering development
   stage on 4/1/2007                                                        (718,294)                   --
  Other comprehensive income                                                    (502)                   --
                                                                         -----------           -----------
Total stockholders' equity (deficit)                                         644,872              (705,068)
                                                                         -----------           -----------

Total liabilities and stockholders' equity (deficit)                     $ 1,678,960           $    49,306
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

                                                                                                                     Cumulative
                                                                                                                       Since
                                                                                                                     Reentering
                                                         Three Months Ended             Nine Months Ended           Deveplopment
                                                            September 30,                  September 30,                Stage
                                                   ----------------------------     ----------------------------      4/1/2007 -
                                                       2007             2006            2007             2006         9/30/2007
                                                   -----------      -----------     -----------      -----------      -----------
Retail sales                                       $        --      $        --     $        --      $        --      $        --
Cost of sales                                               --               --              --               --               --
                                                   -----------      -----------     -----------      -----------      -----------
Gross profit                                                --               --              --               --               --
                                                   -----------      -----------     -----------      -----------      -----------

Operating expenses:
  Selling, general and administrative                  201,013          251,314         526,818          913,983          358,623
  Depreciation and amortization                          2,013            1,354           4,669            4,625            2,929
                                                   -----------      -----------     -----------      -----------      -----------
      Total operating expenses                         203,026          252,668         531,487          918,608          361,552
                                                   -----------      -----------     -----------      -----------      -----------
Operating loss                                        (203,026)        (252,668)       (531,487)        (918,608)        (361,552)
                                                   -----------      -----------     -----------      -----------      -----------
Other income (expense):
  Interest income                                            6               --              35               46               35
  Interest expense                                    (207,926)          (8,083)       (388,212)         (22,434)        (380,570)
  Rapid Funding settlement expense                          --               --              --          (40,496)              --
  Gain (loss) on extinguishment of debt                     --          (88,836)         33,231          (84,887)          27,735
  Loss on Disposal of Assets                                --               --          (4,178)              --           (4,178)
  Minority interest in net loss of subsidiary            6,356               --          12,750               --           12,750
  Other income (expense)                                   597            1,893          (3,101)           7,728           (3,207)
                                                   -----------      -----------     -----------      -----------      -----------
      Total other income (expense)                    (200,967)         (95,026)       (349,475)        (140,043)        (347,435)
                                                   -----------      -----------     -----------      -----------      -----------
Loss from continuing operations                       (403,993)        (347,694)       (880,962)      (1,058,651)        (708,987)
                                                   -----------      -----------     -----------      -----------      -----------
Discontinued operations:
  Income (loss) from operations of discontinued
   business                                             (9,250)            (270)        (11,151)           6,087           (9,307)
  Income (loss) on disposal of assets                       --               --           4,174               --               --
                                                   -----------      -----------     -----------      -----------      -----------
Income (loss) on discontinued operations                (9,250)            (270)         (6,977)           6,087           (9,307)
                                                   -----------      -----------     -----------      -----------      -----------
Net loss                                           $  (413,243)     $  (347,964)    $  (887,939)     $(1,052,564)     $  (718,294)

Other comprehensive income:
  Foreign Currency Translation                            (151)              --            (502)              --             (502)
                                                   -----------      -----------     -----------      -----------      -----------
Comprehensive income (loss)                        $  (413,394)     $  (347,964)    $  (888,441)     $(1,052,564)     $  (718,796)
                                                   ===========      ===========     ===========      ===========      ===========
Net loss per common share - basic and diluted
  Continuing operations                            $     (0.01)     $     (0.18)    $     (0.05)     $     (0.66)
                                                   ===========      ===========     ===========      ===========
  Discontinued operations                          $     (0.00)     $     (0.00)    $     (0.00)     $      0.00
                                                   ===========      ===========     ===========      ===========
  Net loss per common share                        $     (0.01)     $     (0.18)    $     (0.05)     $     (0.65)
                                                   ===========      ===========     ===========      ===========
Weighted average common shares outstanding:
  Basic & Diluted                                   29,738,264        1,964,961      16,554,890        1,613,738
                                                   ===========      ===========     ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                      (FORMERLY MOTORSPORTS EMPORIUM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Preferred Stock A      Preferred Stock C          Common Stock
                                                 -----------------      -----------------      --------------------    Paid-In
                                                 Shares     Amount      Shares     Amount      Shares        Amount    Capital
                                                 ------     ------      ------     ------      ------        ------    -------
Balance, December 31, 2006                           96    $24,000     200,000     $10,000    2,979,355    $  2,979   $4,623,949
                                                 ------    -------     -------     -------   ----------    --------   ----------
2007 (UNAUDITED)
  Proceeds from stock subscriptions receivable                                                                             3,071
  Common stock issued for services                                                            3,911,810       3,912      170,437
  Common stock issued for repayment of debt                                                   3,150,596       3,151      117,704
  Common stock issued for stock option grants                                                   478,721         479       30,219
  Common stock issued for asset purchase                                                     20,000,000      20,000    1,280,000
  Sale of stock for cash                                                                      1,187,840       1,188       24,651
  Warrant Options                                                                                                        122,756
  Beneficial Conversion Feature                                                                                          459,508
  Net income (loss)
                                                 ------    -------     -------     -------   ----------    --------   ----------
Balance, September 30, 2007 (Unaudited)              96    $24,000     200,000     $10,000   31,708,322    $ 31,709   $6,832,295
                                                 ======    =======     =======     =======   ==========    ========   ==========

                                                                                 Accumulated
                                                                 Accumulated       Deficit
                                                                   Deficit          after
                                                                  Prior to        reentering
                                                     Stock       reentering      development       Other
                                                 Subscriptions   development       stage on     Comprensive
                                                   Receivable       stage          4/1/2007        Income          Total
                                                   ----------       -----          --------        ------          -----

Balance, December 31, 2006                          $(1,305)     $(5,364,691)      $      --       $    --       $(705,068)
                                                    -------      -----------       ---------       -------       ---------
2007 (UNAUDITED)
  Proceeds from stock subscriptions receivable        1,305                                                          4,376
  Common stock issued for services                                                                                 174,349
  Common stock issued for repayment of debt                                                                        120,855
  Common stock issued for stock option grants                                                                       30,698
  Common stock issued for asset purchase                                                                         1,300,000
  Sale of stock for cash                                                                                            25,839
  Warrant Options                                                                                                  122,756
  Beneficial Conversion Feature                                                                                    459,508
  Net income (loss)                                                 (169,645)       (718,294)         (502)       (888,441)
                                                    -------      -----------       ---------       -------       ---------
Balance, September 30, 2007 (Unaudited)             $    --      $(5,534,336)      $(718,294)      $  (502)      $ 644,872
                                                    =======      ===========       =========       =======       =========

     See accompanying notes to condensed consolidated financial statements.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                      (FORMERLY MOTORSPORTS EMPORIUM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Cumulative
                                                                                                              Since
                                                                                                            Reentering
                                                                           Nine Months Ended               Deveplopment
                                                                             September 30,                     Stage
                                                                    -------------------------------          4/1/2007 -
                                                                       2007                2006              9/30/2007
                                                                    -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                               $  (880,962)        $(1,058,651)        $  (708,987)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                        4,669              13,791               2,929
     Amortization of debt discount                                       48,094               3,531              48,094
     (Gain)/loss on extinguishment of debt                              (37,382)             88,836             (37,382)
     Interest expense associated with debt discount                     201,333                  --             201,333
     Loss on disposal of fixed assets                                     4,178                  --               4,178
     Employee stock based compensation                                   30,699              67,689                  --
     Officer stock based compensation                                        --              10,000                  --
     Common stock issued to third parties for services                  174,349             183,671             163,215
     Minority interest in net loss of subsidiary                        (12,750)                 --             (12,750)
  Changes in assets and liabilities:
     Accounts receivable                                                    267                (738)                 --
     Inventory                                                              922              31,569                  --
     Prepaid expenses                                                     8,114              47,953              (3,561)
     Deferred revenue                                                    17,019                  --              15,608
     Accounts payable and accrued expenses                               76,426             191,186             129,710
     Accrued expenses - related parties                                  (7,835)                 --              (7,835)
                                                                    -----------         -----------         -----------
          Net cash used in continuing operations                       (372,859)           (421,163)           (205,448)
          Net cash provided by (used in) discontinued operations        (14,488)              6,087              (9,307)
                                                                    -----------         -----------         -----------
          Net cash used in operating activities                        (387,347)           (415,076)           (214,755)
                                                                    -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for intangible assets                                       (140)                 --                (140)
  Purchases of fixed assets                                              (6,224)             (2,029)             (6,224)
                                                                    -----------         -----------         -----------
          Net cash provided by (used in) continuing operations           (6,364)             (2,029)             (6,364)
          Net cash provided by (used in) discontinued operations         19,425                  --                  --
                                                                    -----------         -----------         -----------
          Net cash provided by (used in) investing activities            13,061              (2,029)             (6,364)
                                                                    -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party accounts payable                           20,000                  --              20,000
  Proceeds from notes payable                                           346,000                  --             143,530
  Repayments of notes payable                                           (20,000)            (15,000)                 --
  Proceeds from issuance of common stock                                 36,409              21,500              12,034
  Proceeds from exercise of stock options                                    --             390,437                  --
                                                                    -----------         -----------         -----------
          Net cash provided by financing activities                     382,409             396,937             175,564
                                                                    -----------         -----------         -----------

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                      (FORMERLY MOTORSPORTS EMPORIUM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                                                                                            Cumulative
                                                                                                              Since
                                                                                                            Reentering
                                                                           Nine Months Ended               Deveplopment
                                                                             September 30,                     Stage
                                                                    -------------------------------          4/1/2007 -
                                                                       2007                2006              9/30/2007
                                                                    -----------         -----------         -----------
Effect of exchange rate changes on cash                                    (502)        $        --         $      (502)
                                                                    -----------         -----------         -----------
Cash and cash equivalents:
Increase (decrease) in cash                                               7,621             (20,168)            (46,057)
CASH, beginning of period                                                 7,200              23,960              60,878
                                                                    -----------         -----------         -----------
CASH, end of period                                                 $    14,821         $     3,792         $    14,821
                                                                    ===========         ===========         ===========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                            $        --         $        --         $        --
                                                                    ===========         ===========         ===========
  Cash paid for income taxes                                        $        --         $        --         $        --
                                                                    ===========         ===========         ===========
Non-cash financing and investing activities:
  Issuance of common stock for accrued expenses                     $    65,321         $        --         $    60,321
  Issuance of common stock for prepaid expense                      $        --         $    75,000         $        --
  Issuance of common stock for payment of debt                      $    55,534                             $    55,534
  Issuance of Note for deposit on the Rosetop Project               $   350,000                             $   350,000

      During 2007, the Company issued common stock valued at $1,300,000 in connection with the acquisition of International Building Technologies, Inc.
      The Company received assets valued at $15,953, assumed liabilities of $3,947, and minority interest of $15,000, resulting in Goodwill of $1,302,994.

      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                    September 30, 2007 and December 31, 2006


NOTE 1: ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

International Building Technologies Group, Inc. (OTCBB: INBG) (the "Company") is a developer and provider of a panel based building technology which allows for the rapid, cost effective construction of residential, commercial, and high-rise buildings utilizing materials that are greater in strength and appearance, economical and eco-friendly. The Company provides customers with architectural design, panel supply, supervision of installation, engineering, training, and technical support. The Company has offices in Shanghai, Hong Kong, and the San Francisco Bay Area.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies have not changed from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 except as noted below.

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY - CHANGE IN ACCOUNTING PRINCIPLE.

As of September 30, 2007 we have adopted Financial  Accounting Statement No. 150
- Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FAS 150). Previously, we had accounted for our variable weighted average priced convertible debt instruments in accordance with Emerging Issues Task Force 00-19 (EITF 00-19) - Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock solely based on the variability in the shares to be issued in our convertible debt instruments. Upon further review of FAS 150 we have changed our accounting policy to account for the conversion feature as a debt discount without bifurcating any additional component from the debt instrument as a derivative. We believe that the treatment under FAS 150, among the diversity in accounting treatments that exist, is more appropriate.

The only issuances relating to EITF 00-19 we had were in quarter two 2007. Due to our change in accounting principle we have retroactively updated our financial statements from quarter two 2007 forward.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                    September 30, 2007 and December 31, 2006


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

REVERSE STOCK SPLIT

Effective October 31, 2006, the Company initiated a reverse split of the Company's common stock on a ratio of one share for every 225 shares of common stock, without decreasing the number of authorized shares of common stock and without changing the par value of the common stock. All share counts included in this Form 10-QSB have been restated for this stock split.

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

On May 30, 2007, the Company elected Mr. Peter Chin to the Board of Directors and to the office of Corporate Secretary.

DISCONTINUED OPERATIONS

In the fourth quarter of 2006, the Company discontinued operations of its Scottsdale Diecast division due to increased manufacturer's prices, slowing retail sales and increased competition from online auction sites. The Company sold the balance of its inventory, fixed assets and a website. The Company decided to no longer focus its efforts in the die cast business primarily because of increasing inventory costs and declining sales due, in part, to the consolidation of the die cast industry. The Company has subsequently disposed of all assets related to this division in the first quarter of 2007. Prior year financial statements for 2006 have been restated to present the operations of the Scottsdale Diecast division as a discontinued operation. For the three

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                    September 30, 2007 and December 31, 2006


months ended September 30, 2007, there was loss of $9,250 from Discontinued Operations compared to a net loss of $270 for the same period during 2006. For the nine months ended September 30, 2007, there was a net loss of $11,151 on Discontinued Operations compared to a net income of $6,087 for the same period during 2006.

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. As of September 30, 2007, the Company has incurred net losses from operations prior to reentering the development stage and has a stockholders' deficit of $5,534,336. Since the inception of reentering the development stage on April 1, 2007, the Company has a stockholders' deficit of $718,294 as of September 30, 2007. The Company has a working capital deficit of $281,381 as of September 30, 2007.

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

NOTE 5: NOTES PAYABLE & DEBT DISCOUNTS

SHORT TERM NOTES PAYABLE

On May 21, 2007 the Company entered into a $122,500 Secured Promissory Note at the rate of 11% per annum due March 20, 2008. Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                    September 30, 2007 and December 31, 2006


21, 2007 to assume the note and entered into a promissory note with the lender. The Note is secured with the Preferred Series C shares owned by the President. In connection with this transaction, 490,000 warrants to purchase shares of the common stock of the Company at $0.25 were issued with an expiration date of May 20, 2012. The warrants issued to the investors in this transaction are exercisable for a period of five years commencing immediately after the date of issuance at an exercise price of $.25 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.79% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $47,759. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $20,696 for the nine months ended September 30, 2007, $14,328 for the three months ended September 30, 2007, and $20,696 for the period from inception to September 30, 2007. As an incentive to the payee, the Company will make additional payments of $122,500 on or by the due date unless
(a) the principal is paid in full on or before September 20, 2007, in which case the additional payment incentive shall be reduced to $30,625 or (b) the principal is paid in full on or before December 20, 2007, in which case the additional payment incentive shall be reduced to $61,250. No payments were made during the third quarter.

On May 21, 2007, the Company entered into a Promissory Note for $30,000 to be paid no later than March 20, 2008 with an interest rate of 11%. Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May 21, 2007 to assume the note and entered into a promissory note with the lender. The Note is secured with the Preferred Series C shares owned by the President. In connection with this transaction, 120,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 20, 2012. The warrants issued to the investors in this transaction are exercisable for a period of five years commencing immediately after the date of issuance at an exercise price of $.25 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.79% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $11,696. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $5,068 for the nine months ended September 30, 2007, $3,509 for the three months ended September 30, 2007, and $5,068 for the period from inception to September 30, 2007. As an incentive to the payee, the Company will make additional payments of $30,000 on or by the due date unless
(a) the principal is paid in full on or before September 20, 2007, in which case the additional payment incentive shall be reduced to $7,500 or (b) the principal is paid in full on or before December 20, 2007, in which case the additional payment incentive shall be reduced to $15,000. A debt discount of $27,366 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. In the second quarter, the embedded conversion option was accounted for under EITF 00-19 and we accounted for the embedded conversion option as a derivative liability. The Company removed the derivative liability in the third quarter and restated the note as a result of the adoption of FAS
150. For the three month period ended September 30, 2007, the Company reflected an expense of $64,484, representing the initial fair value and subsequent change in the value of the embedded conversion option. As of September 30, 2007, the note has not been converted and the principal balance remains at $30,000.

On May 21, 2007, the Company entered into a Promissory Note for $97,500 to be paid no later than May 20, 2008 with an interest rate of 11%. In connection with this transaction, 390,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 21, 2012. The warrants issued

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                    September 30, 2007 and December 31, 2006


to the investors in this transaction are exercisable for a period of five years commencing immediately after the date of issuance at an exercise price of $.25 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.79% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $38,012. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $13,727 for the nine months ended September 30, 2007, $9,503 for the three months ended September 30, 2007, and $13,727 for the period from inception to September 30, 2007. As an incentive to the payee, the Company will make additional payments of $97,500 on or by the due date unless (a) the principal is paid in full on or before November 20, 2007, in which case the additional payment incentive shall be reduced to $24,375 or (b) the principal is paid in full on or before February 20, 2008, in which case the additional payment incentive shall be reduced to $48,750. No payments were made during the third quarter.

On May 22, 2007 the  Company  entered  into a  Convertible  Promissory  Note for
$50,000 to be paid no later than March 21, 2008 with 11% interest rate per annum. Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May 22, 2007 to assume the note and entered into a convertible promissory note with the lender. In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 21, 2012. The warrants issued to the investors in this transaction are exercisable for a period of five years commencing immediately after the date of issuance at an exercise price of $.25 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.79% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $19,494. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $8,382 for the nine months ended September 30, 2007, $5,848 for the three months ended September 30, 2007, and $8,382 for the period from inception to September 30, 2007. As an incentive to the payee, the Company will make additional payments of $50,000 on or by the due date unless (a) the principal is paid in full on or before September 20, 2007, in which case the additional payment incentive shall be reduced to $12,500 or (b) the principal is paid in full on or before December 20, 2007, in which case the additional payment incentive shall be reduced to $25,000. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. A debt discount of $30,506 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. In the second quarter, the embedded conversion option was accounted for under EITF 00-19 and we accounted for the embedded conversion option as a derivative liability. The Company removed the derivative liability in the third quarter and restated the note as a result of the adoption of FAS 150. For the three month and nine month period ended September 30, 2007, the Company reflected respective losses of $70,556 and $114,140, representing the change in the value of the embedded conversion option. As of September 30, 2007, the note has not been converted and the principal balance remains at $50,000.

On June 1, 2007, the Company entered into a Promissory Note for $10,000 to be paid no later than June 1, 2008 with an interest rate of 11%. As an incentive to the payee, the Company will make additional payments of $10,000 on or by the due date unless (a) the principal is paid in full on or before December 2, 2007, in

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                    September 30, 2007 and December 31, 2006


which case the additional payment incentive shall be reduced to $2,500 or (b) the principal is paid in full on or before March 2, 2008, in which case the additional payment incentive shall be reduced to $5,000. No payments were made during the third quarter.

On September 17, 2007, the Company entered into a Convertible Promissory Note for $36,000 to be paid no later than August 28, 2008 with 11% interest per annum. In connection with this transaction, 144,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of September 17, 2012. The warrants issued to the investors in this transaction are exercisable for a period of five years commencing immediately after the date of issuance at an exercise price of $.25 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 299.55%, a contractual life of five years, a zero dividend rate, 4.21% risk free interest rate, and the fair value of common stock of $0.02 per share at date of grant, the Company determined the allocated fair value of the warrant to be $3,161. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $120 for the nine months ended September 30, 2007, for the three months ended September 30, 2007, and for the period from inception to September 30, 2007. As an incentive to the payee, the Company will make additional payments of $36,000 on or by the due date unless (a) the principal is paid in full on or before February 29, 2008 in which case the additional payment incentive shall be reduced to $18,000 or (b) the principal is paid in full on or before May 31, 2008, in which case the additional payment incentive shall be reduced to $22,500. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. A debt discount of $32,839 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. In the second quarter, the embedded conversion option was accounted for under EITF 00-19 and we accounted for the embedded conversion option as a derivative liability. The Company removed the derivative liability in the third quarter and restated the note as a result of the adoption of FAS 150. For the three month period ended September 30, 2007, the Company reflected an expense of $82,181, representing the initial fair value and subsequent change in the value of the embedded conversion option. As of September 30, 2007, the note has not been converted and the principal balance remains at $36,000.

SHORT TERM NOTE PAYABLE - SHAREHOLDERS

On August 21, 2006, the Company issued a $250,000 convertible note payable to a shareholder and an entity owned by such shareholder in exchange for the retirement of the shareholder's Series B preferred stock and all related accrued interest. See Note 9. On March 14, 2007, the Note was amended with the monthly payments of $5,000 or more deferred until June 1, 2007 and the due date extended from August 30, 2007 to May 30, 2008. At any time after giving notice, the Holder has the option to convert all or part of the remaining balance of the note into common stock of the Company based on 75% of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversion shall not exceed 4.99% of the then outstanding shares of common stock of the Company. Furthermore, on March 26, 2007, the Note was bifurcated into two separate notes with all prior unpaid principal and interest rolled up into these two notes. A debt discount of $239,556 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. In the second quarter, the embedded conversion option was accounted for under EITF 00-19 and we accounted for the embedded conversion option as a derivative liability. The Company removed the derivative liability in the third quarter and restated the note as a result of the adoption

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                    September 30, 2007 and December 31, 2006


of FAS 150. During the quarter, the note Holders converted a total of $8,791 of principal and interest payments. For the three month and nine month period ended September 30, 2007, the Company reflected respective losses of $39,409 and $210,133.13, representing the change in the value of the embedded conversion option. During the second quarter, one of the two notes was fully paid off and as of the end of the period the principal balance on the remaining note was $169,466. The Company is current with the payments on the remaining note through October 31, 2007.

On September 17, 2007, the Company entered into a Convertible Promissory Note for $30,000 to be paid no later than August 28, 2008 with 11% interest per annum. In connection with this transaction, 120,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of September 17, 2012. The warrants issued to the investors in this transaction are exercisable for a period of five years commencing immediately after the date of issuance at an exercise price of $.25 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 299.55%, a contractual life of five years, a zero dividend rate, 4.21% risk free interest rate, and the fair value of common stock of $0.02 per share at date of grant, the Company determined the allocated fair value of the warrant to be $2,634. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $100 for the nine months ended September 30, 2007, for the three months ended September 30, 2007, and for the period from inception to September 30, 2007. As an incentive to the payee, the Company will make additional payments of $30,000 on or by the due date unless (a) the principal is paid in full on or before February 29, 2008 in which case the additional payment incentive shall be reduced to $15,000 or (b) the principal is paid in full on or before May 31, 2008, in which case the additional payment incentive shall be reduced to $22,500. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. No payments were made during the third quarter.

LONG TERM NOTES PAYABLE/ LONG TERM NOTES PAYABLE SHAREHOLDERS

On May 8, 2007 the Company amended an earlier Promissory Note for $129,240 ($121,920 in principal and $7,320 accrued interest). Furthermore, on May 8, 2007 the Company bifurcated the Note and entered into two separate Notes: (i) one for $100,000 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $4,387 commencing July 1, 2007 with final payment July 1, 2009 and (ii) a second Note for $29,240 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $1,283 commencing July 1, 2007 with final payment July 1, 2009 (this second Note is payable to a shareholder). At any time after giving notice, the Holder has the option to convert all or part of the accrued interest and remaining principal of either note based on 70% of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding such conversion so long as the total number of shares issued to Holder will be such that the number of shares beneficially owned by Holder will be less than 4.99% of the outstanding common shares of the Company. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19: DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, and, therefore, this renegotiation did not result in the recognition of a gain or loss. A debt discount of $129,240 was calculated in accordance with EITF 00-27: APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS, and is being amortized over the life of the debenture. In the second quarter, the embedded conversion option was accounted for under EITF
00-19 and we accounted for the embedded conversion option as a derivative liability. The Company removed the derivative liability in the third quarter and

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                    September 30, 2007 and December 31, 2006


restated the note as a result of the adoption of FAS 150. For the three month and nine month period ended September 30, 2007, the Company reflected respective losses of $44,978 and $182,487, representing the change in the value of the embedded conversion option. As of September 30, 2007, neither note has been converted and the combined principal balance remains at $129,240.

On July 31, 2007,  the Company  entered into a Convertible  Promissory  Note for
$350,000 for the acquisition of a 51% interest in the Rose Top (Rose Best) project (see Note 11 - Acquisitions). The note is to be paid no later than July 31, 2009 with 8% interest per annum. At any time and with 30 days written notice, the Company may convert the Promissory Note into preferred stock of the Company at mutually agreed upon terms. At any time on or after July 31, 2009, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 80% of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. No payments were made during the third quarter.

OTHER NOTES PAYABLE

On May 2, 2007, Motorsports Emporium, Inc. ("Motorsports") entered into a Stock Sale and Purchase Agreement with Axia Group, Inc. ("Axia") and International Building Technologies, Inc. ("IBT"), pursuant to which Motorsports acquired 50,000,000 shares of IBT common stock (or approximately 80% of IBT's issued and outstanding common stock) from Axia for consideration consisting of (i) a $1,000,000 Convertible Note and (ii) 20,000,000 shares of Motorsports' common stock. As of September 27, 2007, the Company and Axia Group, Inc. renegotiated and agreed to amend the terms and conditions of the Stock Sale and Purchase Agreement to rescind the $1,000,000 Convertible Note. See Note 11 - Acquisition.

The unaudited Chart below summarizes the Notes Payable mentioned in Note 5:

                                                                                                         Amount
  Terms                                                                                               (Unaudited)
  -----                                                                                               -----------
SHORT TERM NOTES PAYABLE:
  - 11%; principal of $50,000; convertible to common stock based on 50% of average price; due on 3/21/2008, net of unamortized discount due to warrants of $11,112 and due to debt
      discount of $18,014; 200,000 warrants exercisable at $.025 per share expiring in 2012            $  20,874
  - 11% Interest; $122,500 incentive bonus unless paid by certain deadlines; due 3/20/2008;
      490,000 warrants exercisable at $0.25 per share expiring in 2012                                    95,437
  - 11% Interest; $30,000 incentive bonus unless paid by certain deadlines; due 3/20/2008;
      120,000 warrants exercisable at $0.25 per share expiring in 2012                                    23,372
  - 11% Interest; $97,500 incentive bonus unless paid by certain deadlines; due 3/20/2008;
      390,000 warrants exercisable at $0.25 per share expiring in 2012                                    73,215
  - 11% Interest; $10,000 incentive bonus unless paid  by certain deadlines; due 6/01/2008                10,000
  - 11% Interest; $36,000 incentive bonus unless paid by certain deadlines; due 8/28/08;
      144,000 warrants exercisable at $0.25 per share expiring in 2012                                     1,354
                                                                                                       ---------
   TOTAL SHORT TERM NOTES PAYABLE                                                                      $ 224,252
                                                                                                       ---------

SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:
  - 10% Interest; principal of $169,466 monthly payments of $4,396; convertible to common stock based on 75% of average price; due on 5/30/2008, net of unamortized discounted related to
      the debt discount of $86,890                                                                     $  82,576
  - 11% Interest; $30,000 incentive bonus unless paid by certain deadlines; due 8/28/08;
      120,000 warrants exercisable at $0.25 per share expiring in 2012; $20,000 received as of
      9/30/07 - remaining $10,000 received mid-October. Calculations done based on $30,000
      quarter end                                                                                          1,129
  |X| Portion of $30,000 note received after September 30, 2007                                          (10,000)
                                                                                                       ---------
  TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDER                                                        $  73,705
                                                                                                       ---------

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                    September 30, 2007 and December 31, 2006


LONG TERM NOTES PAYABLE:
  - 5% Interest; principal of $100,000 monthly payments of $4,387; convertible to common stock based on 70% of average price; due on 7/1/2009, net of unamortized discount related to
      the debt discount of $73,760                                                                     $  26,240
  - 8% Interest;  $350,000 Principal; Due July 31, 2009                                                  350,000
                                                                                                       ---------
  TOTAL LONG TERM NOTES PAYABLE                                                                        $ 376,240
                                                                                                       ---------

LONG TERM NOTES PAYABLE TO SHAREHOLDERS:
  - 5% Interest; principal of $29,240, monthly payments of $1,283; convertible to common stock
      based on 70% of average price; due on 7/1/2009                                                       7,673
                                                                                                       ---------
  TOTAL LONG TERM NOTES PAYABLE TO SHAREHOLDER                                                         $   7,673
                                                                                                       ---------

NOTE 6: RELATED PARTY TRANSACTIONS

After selling IBT to the Company, Axia advanced $10,675 to IBT for various expenses of which $10,000 was repaid in the second quarter and the balance of $675 was paid in the third quarter.

NOTE 7: COMMON STOCK

CONSULTING SERVICES

During the period ended September 30, 2007, the Company issued 3,911,810 shares of common stock valued $174,349 to consultants for contracted services rendered. Of this amount 566,283 shares of the Company's common stock valued at $31,283 were issued to parties in connection with consulting services rendered in the past but not paid. The balance of 3,345,527 shares of the Company's common stock valued at $143,066 was issued to various consultants for contracted services incurred and paid during the period.

COMMON STOCK ISSUED FOR REPAYMENT OF DEBT

During the period ended September 30, 2007, the Company issued a total of 3,150,596 shares of common stock valued $120,855 for payment and settlement of debt. The details are as follows:

     - During the first quarter 2007, 166,667 shares of the Company's common stock were issued to an officer for repayment of debt in lieu of cash. The shares were valued at $5000 and were issued at market price.
     - During the second quarter of 2007, the Company issued 333,334 shares of common stock valued at $23,333 to a third party to cancel a debt in the amount of $10,000.
     - During the second quarter of 2007, the Company issued 220,000 shares of common stock valued at $13,200 to a third party to cancel a debt in the amount of $11,000.
     - On August 21, 2006, the Company issued a $250,000 convertible note payable to a shareholder and an entity owned by such shareholder in exchange for the retirement of the shareholder's Series B preferred stock and all related accrued interest. See Note 9. On March 14, 2007, the Note was amended with the monthly payments of $5,000 or more deferred until June 1, 2007 and the due date extended from August 30, 2007 to May 30, 2008. At any time after giving notice, the Holder has the option to convert all or part of the remaining balance of the note into common stock of the Company based on 75% of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversion shall not exceed

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                    September 30, 2007 and December 31, 2006


          4.99% of the then outstanding shares of common stock of the Company. During the second quarter, the note Holder was issued 1,979,771 common shares valued at $70,531 for the payment of principal and interest on debt. During the third quarter, the note Holder was issued 450,824 common shares valued at $8,791 for the payment of principal and interest on debt.

COMMON STOCK ISSUED FOR STOCK OPTION GRANTS

During the first quarter, the Company granted stock options to purchase 478,721 common shares to its employees which were fully exercised for $30,698 in the same quarter. The Company did not grant any stock options during the second or third quarters.

COMMON STOCK ISSUED FOR ASSET PURCHASE

On May 2, 2007, the Company entered into a Stock Sale and Purchase Agreement with Axia Group, Inc. ("Axia"), International Building Technologies, Inc. ("IBT") and its Hong Kong subsidiary International Building Technologies Co., Ltd. ("IBT LTD"), pursuant to which Motorsports acquired 50,000,000 shares of IBT's common stock from Axia for 20,000,000 common shares of Motorsports valued at $1,300,000. The value of the 20,000,000 common shares issued was determined based on the average market price of Motorsport's common shares over the 2-day period before and the terms of the acquisition were agreed to and announced (see
Note 11 - Acquisitions).

COMMON STOCK ISSUED FOR CASH

During the first quarter the Company sold stock to an investor for $20,000 in cash. The investor was issued 787,840 common shares.

During the third quarter, the Company sold stock to an investor for $5,838.50 in cash. The investor was issued 400,000 common shares.

NOTE 8: STOCK OPTIONS & WARRANTS

The Company's stock options awarded to employees contain a variable exercise price that is dependent upon the market price of the Company's common stock at the date of exercise and, therefore, are accounted for as variable awards. During the third quarter of fiscal 2007 and 2006, the Company recognized $0 and $2,481, respectively, of compensation expense associated with stock options.

All share grants were valued based on quoted market prices on the date of grant and all amounts were expensed during the first quarter of fiscal 2007.

As of September 30, 2007 the Company had no stock options outstanding.

The following chart summarizes the unaudited Stock Options activity of the Company as of period ended September 30, 2007.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                    September 30, 2007 and December 31, 2006


                                               Weighted Average
     Date                        Shares         Exercise Price
     ----                        ------         --------------
Outstanding 12/31/2006                 --               --
Granted                           478,721         $   0.05
Exercised                        (478,421)        $   0.05
Expired                                --               --
                                 --------         --------
Outstanding at 09/30/2007              --               --
                                 ========         ========

The Company issued warrants in connection with the promissory notes it signed during the period ended September 30, 2007. Each warrant gives the holder the right to subscribe to and purchase from International Building Technologies, Inc. one share of the Company's common stock, no par value, exercisable at $0.25 per share any time after date of issuance and is set to expire five years after date of issuance. The Company issued a total of 264,000 warrants for the quarter ended September 30, 2007 and a total of 1,464,000 warrants for the three quarters ending September 30, 2007.

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

                                    Quarter ended         Quarter ended
                                    June 30, 2007       September 30, 2007
                                    -------------       ------------------
Expected volatility                        211.36%           299.55%
Weighted-average volatility                 52.84%           149.75%
Expected dividends                  $          --           $    --
Expected term (in years)                        5                 5
Risk-free rate                       4.71% - 4.76%             4.21%

The following unaudited table summarizes the warrants the Company issued as of the three quarters ended September 30, 2007.

                                                                        Weighted-Average
                                                                           Remaining        Aggregate
                                                    Weighted-Average      Contractual       Intrinsic
Options                                 Shares       Exercise Price           Term             Value
-------                                 ------       --------------           ----             -----
Outstanding at December 31, 2006             --          $   --
Granted                               1,464,000          $ 0.25
Exercised                                    --          $   --
Forfeited or expired                         --          $   --
                                      ---------          ------                ----          ---------
Outstanding at September 30, 2007     1,464,000          $ 0.25                   5          $ 122,756
                                      =========          ======                ====          =========
Exercisable at September 30, 2007     1,464,000          $ 0.25                   5          $ 122,756
                                      =========          ======                ====          =========

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                    September 30, 2007 and December 31, 2006


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

Under the terms of the note payable, interest accrues at a rate of 10% per annum, with monthly principal payments of $5,000 per month beginning sixty days from the date of the note. On March 14, 2007, the holders of the note payable executed an amendment to the note payable, which provided for the deferral of payments under the note payable until June 2007, and extended the term of the note from August 2007, to August 2008. The Company is current with payments through October 31, 2007.

NOTE 10: SERIES C PREFERRED STOCK

On July 20, 2006, the Company established and authorized up to 3,000,000 shares of no par value Series C Preferred Stock. On May 30, 2007, the Company redefined the rights of the Series C Preferred to provide for mandatory redemption by the Company in the event the Company meets certain funding milestones or if the Company is acquired or purchased or in the event of a change in control of the Company. According to FASB 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, a financial instrument that is defined as "mandatorily redeemable" shall be classified as a liability. If the instrument embodies a conditional obligation, it is classified as "mandatorily redeemable" if the event occurs or becomes certain to occur. As of quarter end, the conditional obligations of Series C Preferred Stock had not occurred nor were they certain to occur, resulting in equity treatment.

The Series C Shares have the following voting powers, designations, preferences, limitations, restrictions and relative rights:

a. Designation: Series C Preferred Stock

b. Authorized Shares: 3,000,000

c. Liquidation Rights: None

d. Dividend Rights: None

e. Conversion Rights: None

f. Voting Rights: 3,000 votes per share

g. Mandatory Redemption Rights:

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                    September 30, 2007 and December 31, 2006


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

NOTE 11 - ACQUISITIONS

INTERNATIONAL BUILDING TECHNOLOGIES, INC.

On May 2, 2007, Motorsports Emporium, Inc. ("Motorsports") entered into a Stock Sale and Purchase Agreement with Axia Group, Inc. ("Axia"), International Building Technologies, Inc. ("IBT") and its Hong Kong subsidiary International Building Technologies Co., Ltd. ("IBT LTD"), pursuant to which Motorsports acquired 50,000,000 shares of IBT's common stock (or approximately 80% of IBT's issued and outstanding common stock) from Axia for consideration of $2,300,000 consisting of a (i) $1,000,000 Convertible Note and (ii) 20,000,000 common shares of Motorsports valued at $1,300,000. Subsequently, on September 27, 2007, the Company and Axia Group renegotiated the terms and agreed to rescind the $1,000,000 Convertible Promissory Note changing the purchase price to $1,300,000. The value of the 20,000,000 common shares issued was determined based on the average market price of Motorsport's common shares over the 2-day period before and the terms of the acquisition were agreed to and announced.

IBT is a corporation owning the rights to manufacture and sell light weight building panels used in construction all over the world. The building panels can be used in a variety of ways to erect buildings up to six stories tall without the need of a traditional wood or steel frame structure. Management believes that the product offers significant cost savings compared to traditional methods of construction, faster construction, and greater energy savings. The technology used meets worldwide strength and durability tests. The IBT technology is also versatile in its use and can be used to create unique architectural and design elements. IBT also provides Site Planning, Architectural and Engineering Services, Contractor Services, Materials, Equipment, Training and Supervision. IBT LTD has contractual rights and business relationships to do business in China.

The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standard No. 141 BUSINESS COMBINATIONS. The total purchase price was allocated as follows:

                   Cash                         $     6,195
                   Fixed assets                       6,224
                   Other assets                       3,534
                   Current liabilities               (3,947)
                   Minority Interest                (15,000)
                   Goodwill                       1,302,994
                                                -----------
                   Purchase price               $ 1,300,000
                                                ===========

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                    September 30, 2007 and December 31, 2006


None of the $1,302,994 of goodwill is subject to amortization, but an annual impairment test. As of the date of these financial statements no triggering event has occurred which would indicate an impairment of this amount.

The Company's condensed consolidated financial statements include IBT and its subsidiary's results of operations subsequent to its acquisition on May 2, 2007.

Below is the supplemental pro forma information that discloses the results of operations as though the business combination had been completed as of the beginning of the period being reported on. During the corresponding periods in the preceding year, IBT had no activity and the subsidiary was not in existence.

               INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                    (FORMERLY MOTORSPORTS EMPORIUM, INC.)
               PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                   Three Months Ended September 30,       Nine Months Ended September 30,
                                                  ---------------------------------      ---------------------------------
                                                      2007                  2006             2007                  2006
                                                  -----------           -----------      -----------           -----------
Operating loss                                    $  (198,323)          $  (252,668)     $  (607,997)          $  (918,608)
Other income (expense):
  Interest income                                           6                    --               63                    46
  Interest expense                                   (207,926)               (8,083)        (388,212)              (22,434)
  Rapid Funding settlement expense                         --                    --               --               (40,496)
  Gain on extinguishment of debt                           --               (88,836)         110,231               (84,887)
  Loss on Disposal of Assets                               --                    --           (4,178)                   --
  Minority interest in net loss of subsidiary           5,572                    --           10,164                    --
  Other income (expense)                                  598                 1,893           (3,100)                7,728
                                                  -----------           -----------      -----------           -----------
      Total other income (expense)                   (201,750)              (95,026)        (275,032)             (140,043)
                                                  -----------           -----------      -----------           -----------
Loss from continuing operations                      (400,073)             (347,694)        (883,029)           (1,058,651)
                                                  -----------           -----------      -----------           -----------

Income (loss) on discontinued operations               (9,250)                 (270)          (6,977)                6,087
                                                  -----------           -----------      -----------           -----------
Net loss                                             (409,323)             (347,964)        (890,006)           (1,052,564)

Other comprehensive income:
  Foreign Currency Translation                           (151)                   --             (502)                   --
                                                  -----------           -----------      -----------           -----------
Comprehensive income (loss)                       $  (409,474)          $  (347,964)     $  (890,508)          $(1,052,564)
                                                  ===========           ===========      ===========           ===========
Net loss per common share - basic and diluted
  Continuing operations                           $     (0.01)          $     (0.18)     $     (0.05)          $     (0.66)
                                                  ===========           ===========      ===========           ===========
  Discontinued operations                         $     (0.00)          $     (0.00)     $      0.00           $      0.00
                                                  ===========           ===========      ===========           ===========
  Net loss per common share                       $     (0.01)          $     (0.18)     $     (0.05)          $     (0.65)
                                                  ===========           ===========      ===========           ===========
Weighted average common shares outstanding:
  Basic                                            29,738,264             1,964,961       16,554,890             1,613,738
                                                  ===========           ===========      ===========           ===========

A gain in the amount of $77,000 was recognized prior to the acquisition by Motorsports. This relief of debt by the debt holder was part of the Stock Sale and Purchase Agreement. This item is a nonrecurring item and only applies to and is only included on the "Pro Forma Consolidated Statement of Operations."

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                    September 30, 2007 and December 31, 2006


SUINING YINFA CONSTRUCTION AND ENGINEERING CO. - ROSE TOP GRADE PROJECT

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

NOTE 12:  SUBSEQUENT EVENTS

     - On October 5, 2007, the Company entered into a Promissory Note for Sixty Thousand Dollars ($60,000) to be paid no later than August 5, 2008 with an interest rate of 13.2%. Two Hundred and Forty Thousand (240,000) warrants were issued in connection with this Note.
     - After the period ended September 30, 2007, the Company issued 3,682,976 shares of the Company's common stock for debt repayment.
     - After the period ended September 30, 2007, the Company issued 6,158,361 shares of the Company's common stock to various Consultants under the Company's S-8 plan.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS TO THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2007 AND DECEMBER 31, 2006


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the quarter ended September 30, 2007, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in
Item 1 of this Quarterly Report, as well as the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

CAUTIONARY FORWARD - LOOKING STATEMENT

 The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-QSB, contains forward-looking statements that reflect our current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. We remind shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Such factors and uncertainties include, but are not limited to the following:

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

GENERAL

Prior to December 1, 2004 the Company was known as Ten Stix, Inc. and changed its name to MotorSports Emporium, Inc. on December 1, 2004 under the laws of the State of Nevada to engage in the motor sports industry targeting enthusiasts participating in die cast collecting, automobile restoration, purchase of high-performance accessories, motor sports related collectibles, driver's apparel, race venues and product licensing. On July 12, 2007, the Company reported in a Definitive Schedule 14C that the Company was going to change its name to International Building Technologies Group, Inc. to better reflect its change of business from motor sports related to building and construction of lightweight panels. On July 17, 2007 the Company amended its articles of incorporation to change its name to International Building Technologies Group, Inc. effective on August 6, 2007. According to FASB 7, the Company has reentered the development stage. The Company devotes most of its efforts to establishing a new business, raising capital, establishing sources of supply, acquiring

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS TO THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2007 AND DECEMBER 31, 2006


property, plant, equipment, and other operating assets. The Company's shares of common stock trade on the OTC Bulletin Board under the symbol "INBG.OB".

Our principal executive offices are located at 1151 Harbor Bay Parkway, Suite 202, Alameda, CA 94502. Our telephone number is (510) 814-3778 and facsimile number is (510) 814-0366. More information regarding our products and the Company is available on our website at www.ibtgi.com.

EXECUTIVE OVERVIEW

In 2004, we entered the motor sports industry selling die cast model cars. In 2005 we created several divisions to sell race worn memorabilia (helmets, gloves and racing suits), automotive related art and high performance brake fluid. Additionally, in 2006 we created a car wash product named after a well-known racing legend. Up until the end of our first quarter in 2007 we continued to focus our efforts on our high performance brake fluid and specialty car care product lines, however due to a change in control and certain recent events, we changed our business operations to better reflect management's experience and our expertise in the light weight panel industry where we can better concentrate on global construction and engineering projects. Throughout the second and third quarters of 2007 we divested ourselves from the motor sports business and transitioned into the business of lightweight panel construction through our wholly owned subsidiary International Building Technologies, Inc.

The Company is a developer and provider of a superior panel based building technology which allows for the rapid, cost effective construction of residential, commercial, and high-rise buildings utilizing materials that are superior in strength and appearance, economical and eco-friendly. The Company provides customers with architectural design, panel supply, supervision of installation, engineering, training, and technical support.

We currently have signed Memorandums of Understanding and are negotiating contracts for various projects throughout China. Our endeavors include an entire new town, a university campus, luxury condominiums, resorts, social interest homes, and standard industrial buildings. We strive to establish fully operational panel facilities throughout China, where they are building more square feet of new housing, commercial, and industrial buildings than any other country.

In July 2007, our wholly owned subsidiary, International Building Technologies, Co., Ltd. ("IBT LTD"), a Hong Kong corporation, entered into an asset and purchase agreement with China based Suining Yinfa Construction & Engineering Co, Ltd. for 51% interest in a Chinese building project named Rose Top Grade (Rose
Best) Project. The Rose Top Grade (Rose Best) Project, already underway, is located in the Sichuan Province of China and consists of four upscale residential apartment buildings with a total building area of approximately 49,500 square meters (537,000 sq feet). The project is anticipated to generate revenue from the 50,000,000 RMB (approximately $6,700,000 USD) contract over the next 17 months, 51% of which will be allocated to our subsidiary International Business Technologies. We purchased 51% of the Rose Top Grade (Rose Best) Project from Suining Yinfa for $350,000 USD, payable July 2009.

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS TO THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2007 AND DECEMBER 31, 2006


RECENT DEVELOPMENTS

REVERSE STOCK SPLIT

Effective October 31, 2006, the Company effected a reverse split of our common stock on a ratio of one share for every 225 shares of common stock, without decreasing the number of authorized shares of common stock and without changing the par value of the common stock. All share counts included in this Form 10-QSB have been restated for this stock split.

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

DISCONTINUED OPERATIONS

In the fourth quarter of 2006, the Company discontinued operations of its Scottsdale Diecast division due to increased manufacturer's prices, slowing retail sales and increased competition from online auction sites. The Company sold the balance of its inventory, fixed assets and website. The Company decided to no longer focus its efforts in the die cast business primarily because of increasing inventory costs and declining sales due, in part, to the consolidation of the diecast industry. The Company has subsequently disposed of all assets related to this division in the first quarter of 2007. Scottsdale Diecast's net revenues for the three months ended September 30, 2007 and 2006 were $0 and $51,565, respectively. Excluding general and administrative costs that are not specifically identifiable to Scottsdale Diecast, the loss from discontinued operations were $(9,250) and $(270) for the three months ended September 30, 2007 and 2006, respectively. No income tax expense has been recorded related to the discontinued operations given the Company's net operating loss carry forwards and related valuation allowances. Prior year financial statements for 2006 have been restated to present the operations of the Scottsdale Diecast division as a discontinued operation.

RESULTS OF OPERATIONS

The results of operations in the prior year are not indicative of the performance in neither the current period nor future periods. This is due to the change in business from an exclusive diecast merchandising business to developing and manufacturing lightweight panel technology. The discontinued operations of Scottsdale Diecast in the first quarter is reflected as Discontinued Operations on the Statement of Operations.

Since discontinuing the prior business and re-entering the development stage as of April 1, 2007 the Companies results of operations has changed. There are no revenues during the current development stage as we are in the process of starting our manufacturing process. Operating expenses have decreased since expenses related to the prior business activity are discontinued. The most significant change in our results of operations is in Interest Expense. The amount increased largely due to issuances of new debt with non-cash interest

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS TO THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2007 AND DECEMBER 31, 2006


expenses such as incentive expenses, accretion of warrants and accretion on debt discounts (See Note 5). These non-cash expenses make up the majority of the difference between the current year and prior year interest expense.

In 2007, our Other Income (Expense) included a gain of $33,231 associated with the settlement of various debts, which reduced the total amount due to $83,958. Of this gain, $7,538 were associated with the settlement of outstanding litigation, which reduced the total amount due to $32,000 plus $958 for copy services related to stock transfer agent records. These amounts are included in accrued expenses on the balance sheet, and were paid during the second quarter of 2007.

The discussions above in the Results of Operations are further summarized in the following table:

               INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                    (FORMERLY MOTORSPORTS EMPORIUM, INC.)
                                 (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 SUMMARY RESULTS OF STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                    Three Months Ended September 30,           Nine Months Ended September 30,
                                                  -----------------------------------      --------------------------------------
                                                    2007         2006      Difference        2007           2006       Difference
                                                  --------     --------    ----------      --------      ----------    ----------
Operating expenses:
  Selling, general and administrative              201,013      251,314       (50,301)      526,818         913,983      (387,165)
  Depreciation and amortization                      2,013        1,354           659         4,669           4,625            44
                                                  --------     --------      --------      --------      ----------      --------
      Total operating expenses                     203,026      252,668       (49,642)      531,487         918,608      (387,121)
                                                  --------     --------      --------      --------      ----------      --------
Operating loss                                    (203,026)    (252,668)       49,642      (531,487)       (918,608)      387,121
                                                  --------     --------      --------      --------      ----------      --------
Other income (expense):
  Interest expense                                (207,926)      (8,083)     (199,843)     (388,212)        (22,434)     (365,778)
  Other income (expense)                             6,959      (86,943)       93,902        38,737        (117,609)      156,346
                                                  --------     --------      --------      --------      ----------      --------
      Total other income (expense)                (200,967)     (95,026)     (105,941)     (349,475)       (140,043)     (209,432)
                                                  --------     --------      --------      --------      ----------      --------
Loss from continuing operations                   (403,993)    (347,694)      (56,299)     (880,962)     (1,058,651)      177,689
                                                  --------     --------      --------      --------      ----------      --------
Discontinued operations:
  Income (loss) from operations of
   discontinued business                            (9,250)        (270)       (8,980)      (11,151)          6,087       (17,238)
  Income (loss) on disposal of assets                   --           --            --         4,174              --         4,174
                                                  --------     --------      --------      --------      ----------      --------
Income (loss) on discontinued operations            (9,250)        (270)       (8,980)       (6,977)          6,087       (13,064)
                                                  --------     --------      --------      --------      ----------      --------
Net loss                                          (413,243)    (347,964)      (65,279)     (887,939)     (1,052,564)      164,625
                                                  ========     ========      ========      ========      ==========      ========
Net loss per common share - basic and diluted
  Continuing operations                              (0.01)       (0.18)                      (0.05)          (0.66)
                                                  ========     ========                    ========      ==========

LIQUIDITY AND CAPITAL RESOURCES

Our future success and viability is primarily dependent upon our ability to increase operating cash flows and develop new business opportunities. As discussed in Note 2 to the Consolidated Financial Statements, Mr. Keaveney sold his Series C Preferred Stock to Mr. Kenneth Yeung. As a result of Mr. Yeung's voting power, he effectively controls the Company and is considered a "control person" under applicable SEC regulations. Mr. Yeung agreed to immediately pay off an aggregate of $202,470 of the Company's liabilities, which debt reductions were intended to reduce outstanding liabilities, including $48,788 owed by the Company to Keaveney for accrued salary and $38,115 owed by the Company to Rhonda Keaveney, the Company's former Chief Operating Officer. The cash to pay the liabilities was received by the Company in March 2007. All related liabilities were paid in the second quarter with the exception of the balance of $37,500 in accrued salary that is due and owed to David Keaveney.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS TO THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2007 AND DECEMBER 31, 2006


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

The Chart below summarizes our debt (see Note 5 - Notes Payable and Beneficial Conversions):

                                                                                                         Amount
  Terms                                                                                               (Unaudited)
  -----                                                                                               -----------
SHORT TERM NOTES PAYABLE:
  - 11%; principal of $50,000; convertible to common stock based on 50% of average price; due on 3/21/2008, net of unamortized discount due to warrants of $11,112 and due to debt
      discount of $18,014; 200,000 warrants exercisable at $.025 per share expiring in 2012            $  20,874
  - 11% Interest; $122,500 incentive bonus unless paid by certain deadlines; due 3/20/2008;
      490,000 warrants exercisable at $0.25 per share expiring in 2012                                    95,437
  - 11% Interest; $30,000 incentive bonus unless paid by certain deadlines; due 3/20/2008;
      120,000 warrants exercisable at $0.25 per share expiring in 2012                                    23,372
  - 11% Interest; $97,500 incentive bonus unless paid by certain deadlines; due 3/20/2008;
      390,000 warrants exercisable at $0.25 per share expiring in 2012                                    73,215
  - 11% Interest; $10,000 incentive bonus unless paid  by certain deadlines; due 6/01/2008                10,000
  - 11% Interest; $36,000 incentive bonus unless paid by certain deadlines; due 8/28/08;
      144,000 warrants exercisable at $0.25 per share expiring in 2012                                     1,354
                                                                                                       ---------
   TOTAL SHORT TERM NOTES PAYABLE                                                                      $ 224,252
                                                                                                       ---------

SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:
  - 10% Interest; principal of $169,466 monthly payments of $4,396; convertible to common stock based on 75% of average price; due on 5/30/2008, net of unamortized discounted related to
      the debt discount of $86,890                                                                     $  82,576
  - 11% Interest; $30,000 incentive bonus unless paid by certain deadlines; due 8/28/08;
      120,000 warrants exercisable at $0.25 per share expiring in 2012; $20,000 received as of
      9/30/07 - remaining $10,000 received mid-October. Calculations done based on $30,000
      quarter end                                                                                          1,129
  |X| Portion of $30,000 note received after September 30, 2007                                          (10,000)
                                                                                                       ---------
  TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDER                                                        $  73,705
                                                                                                       ---------
LONG TERM NOTES PAYABLE:
  - 5% Interest; principal of $100,000 monthly payments of $4,387; convertible to common stock based on 70% of average price; due on 7/1/2009, net of unamortized discount related to
      the debt discount of $73,760                                                                     $  26,240
  - 8% Interest;  $350,000 Principal; Due July 31, 2009                                                  350,000
                                                                                                       ---------
  TOTAL LONG TERM NOTES PAYABLE                                                                        $ 376,240
                                                                                                       ---------

LONG TERM NOTES PAYABLE TO SHAREHOLDERS:
  - 5% Interest; principal of $29,240, monthly payments of $1,283; convertible to common stock
      based on 70% of average price; due on 7/1/2009                                                       7,673
                                                                                                       ---------
  TOTAL LONG TERM NOTES PAYABLE TO SHAREHOLDER                                                         $   7,673
                                                                                                       ---------

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS TO THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2007 AND DECEMBER 31, 2006


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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              CONTROLS AND PROCEDURES AND OTHER INFORMATION TO THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2007 AND DECEMBER 31, 2006


ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act as of the end of the period covered by this quarterly report ("Evaluation Date"). Based on such evaluation, our Chief Executive Office and Chief Financial Officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2007, the Company issued 20,000,000 shares of its common stock to Axia Group, Inc. in exchange for 50,000,000 shares of common stock (approximately 80%) of International Building Technologies, Inc. In addition, the Company issued to Axia Group, Inc. a $1,000,000 convertible note due May 1, 2010 which was subsequently renegotiated and mutually rescinded by the Company and Axia Group on September 27, 2007 (see Note 11 - Acquisitions).

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

During the third quarter of 2007, the Company issued 264,000 warrants to purchase shares of the Company's common stock. The warrants are exercisable for a term of five years and are exercisable at a price of $.25 per share.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              CONTROLS AND PROCEDURES AND OTHER INFORMATION TO THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2007 AND DECEMBER 31, 2006


During the third quarter of 2007, the Company sold stock to an investor of $5,838.50 in cash. The investor was issued 400,000 shares of the Company's common stock.

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

-------------
(1) In accordance with SEC Release No. 34-47986, this Exhibit is hereby furnished to the Securities and Exchange Commission as an accompanying document and is not deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.


Date:  November 19, 2007         /s/ Kenneth Yeung
                                 -----------------------------------------------
                                 Kenneth Yeung
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

-------------
(1) In accordance with SEC Release No. 34-47986, this Exhibit is hereby furnished to the Securities and Exchange Commission as an accompanying document and is not deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.