Form 10KSB
period 2007-12-31
International Building Technologies Group, Inc.
filed 2008-04-03
CIK 1075993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007     Commission File Number: 0-32323


                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                 (Name of Small Business Issuer in Its charter)

            Nevada                                                20-1217659
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

1151 Harbor Bay Parkway, Suite 202, Alameda, CA                    94502
  (Address of Principal Executive Offices)                       (Zip Code)

                                 (510) 814-3778
                (Issuer's Telephone Number, including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value

     Check  whether  the issuer is not  required  to file  reports  pursuant  to
Section 13 or 15(d) of the Exchange Act. [ ]

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

     The Issuer is in the developmental stage and had no revenues for the most recent fiscal year ended December 31, 2007.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 26, 2008, based upon the average bid and ask price of the common stock on the Over the Counter Bulletin Board for such date, was approximately $350,589.

     The number of shares of the issuer's common stock issued and outstanding on March 26, 2008, was 113,093,182.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format. Yes [ ] No [X]

                                TABLE OF CONTENTS

 ITEMS                                                                      PAGE
 -----                                                                      ----
         PART I
Item 1.  Description of Business                                               4
Item 2.  Description of Property                                               9
Item 3.  Legal Proceedings                                                     9
Item 4.  Submission of Matters to a Vote of Security Holders                  10

PART II

Item 5.  Market For Common Equity and Related Stockholder Matters and         10
          Small Business Issuer Purchases of Equity Securities
Item 6.  Management's Discussion and Analysis or Plan of Operation            12
Item 7.  Financial Statements                                                 18
Item 8.  Changes in and Disagreements with Accountants on                     18
          Accounting and Financial Disclosure
Item 8A. Controls and Procedures                                              18
Item 8B. Other Information                                                    20

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons
          and Corporate Governance; Compliance with Section 16(a) of
          the Exchange Act                                                   20
Item 10. Executive Compensation                                              23
Item 11. Security Ownership of Certain Beneficial Owners and                 26
         Management and Related Stockholder Matters
         Certain Relationships and Related Transactions, and Director
Item 12. Independence                                                        27
Item 13. Exhibits                                                            28
Item 14. Principal Accountant Fees and Services                              30

                              CAUTIONARY STATEMENT

     This Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the statements contained in this Form 10-KSB for International Building Technologies Group, Inc. ("Company") discuss future expectations, contain projections of results of operation or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions.

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

     * the uncertainty of consumer demand for our products, services and technologies;

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

     International Building Technologies Group, Inc. ("Company") was incorporated as Ten Stix Inc. on January 10, 1996 under the laws of the State of Colorado to engage in the design, development and marketing of unique card games and other gaming products for the gaming industry. Ten Stix, Inc. changed its domicile from Colorado to Nevada in 2004.

     During 2004, the Company amended its Articles of Incorporation to change its name to Motorsports Emporium, Inc. in order to bring the name of the Company in line with its then new business focus, targeting motor sports enthusiasts. During 2004, the Company divested itself of all interest in Ten Stix Inc. and the gaming business.

     As a result in the change in control and new business focus of the Company occasioned by the events discussed below, the Company amended its Articles of Incorporation to change its name to International Building Technologies Group, Inc. in 2007.

CHANGE OF CONTROL

     On March 14, 2007, Mr. Kenneth Yeung, Mr. David Keaveney and the Company entered into a Stock Sale and Purchase Agreement, pursuant to which Mr. Yeung acquired controlling interest in the Company as a result of his purchase of 200,000 shares of our Series C Preferred Stock from Mr. Keaveney, the then President of the Company. The Series C Preferred Stock carries super voting rights of 3,000 votes per share. As a result of this change of control, Mr. Yeung was elected to the office of President of the Company on March 14, 2007. Mr. Yeung was elected to the Board of Directors on April 13, 2007. On April 16, 2007, (i) Mr. Keaveney resigned from his positions of Chief Executive Officer, Chief Financial Officer and Director of the Company; (ii) Ms. Rhonda Keaveney resigned from her positions of Chief Operating Officer, Secretary and Director of the Company Mr. Yeung then became the sole Director of the Company. On May 21, 2007, Mr. Peter Chin was elected to the positions of Corporate Secretary and Director of the Company.

     As a condition of Mr. Keaveney's sale of his Series C Preferred Stock to Mr. Yeung, Mr. Yeung agreed to immediately pay off an aggregate of $200,627 of the Company's liabilities, which debt reductions were intended to reduce a substantial amount of the Company's outstanding liabilities, including $48,788 owed by the Company to Mr. Keaveney for accrued salary and $38,115 owed by the Company to Rhonda Keaveney for accrued salary.

     Although they were not parties to the Stock Sale and Purchase Agreement Mr. Robert Brehm and his company, Intercontinental Assets Corporation ("IAC"), approved the transaction. In order to accommodate the parties to the Stock Sale and Purchase Agreement, Mr. Brehm and IAC entered into an amendment to the Twelve Month Convertible Note ("Note") that had been previously issued to them by the Company. The amendment provided for the deferral of payments under the Note until June 2007, and extended the maturity of the note from August 10, 2007, to May 30, 2008.

BUSINESS TRANSFORMATION

     The Company then divested its motor sports related assets and began to focus on its current business related to building technologies, when on May 2, 2007, the Company entered into a Stock Sale and Purchase Agreement with Axia Group, Inc. ("Axia") and International Building Technologies, Inc. ("IBT"), pursuant to which the Company acquired 50,000,000 shares of IBT common stock (or approximately 80% of IBT's issued and outstanding common stock) from Axia for consideration consisting of a (i) $1,000,000 convertible note and (ii) 20,000,000 shares of the Company's common stock. On September 25, 2007, the Company and Axia renegotiated the purchase price of the 80% equity stake in IBT and made a downward adjustment of $1,000,000 to the purchase price and cancelled the convertible note.

     As part of the original transaction with Axia, the Company and Axia entered into an Exclusive License Agreement pursuant to which the Company granted Axia a transferable, revocable right to use, market, sell and distribute certain technology in the territory that includes the countries of Sri Lanka on an exclusive basis and in Pakistan and India on a non-exclusive basis. The Exclusive License Agreement had an original term of two years and may be renewed for an additional two year term if certain performance conditions are met.

     As a result of the transaction with Axia and IBT, the Company dedicated itself to providing innovative solutions for the construction of homes, buildings and communities around the world, offering a complete turn-key approach to most projects from design and engineering to materials, training and construction assistance. Acting through, IBT, a Nevada corporation, and its wholly owned subsidiary International Building Technologies Co., Ltd. ("IBT Hong Kong"), a Hong Kong corporation, we are transforming our business into a worldwide manufacturer and developer of light panel technology to be used in residential and commercial business, primarily in regions that are at risk of earthquakes and hurricane-like winds.

IBT TECHNOLOGY

     The Company is a developer and provider of a superior panel based building technology which allows for the rapid, cost effective construction of residential, commercial, and high-rise buildings utilizing materials that are superior in strength and appearance, economical and eco-friendly. The Company provides customers with architectural design, panel supply, installation supervision, engineering, training, and technical support.

     The components of our panels are simple, but effective:

     *    A light weight, high tensile treated galvanized steel wire cage;
     *    A core of expanded polystyrene;
     * Connected and held in place by a logical series of treated galvanized trusses;
     * A coat of Portland cement, either gun or manually applied to bother sides; and
     *    IBT  panel  technology   complies  with  European  and  U.S.  Standard
          ICBO-ER-3509

     Based on standard building codes prescribed by authorities worldwide, our IBT technology will meet and exceed the minimum requirements. This includes load tests of transverse, vertical compression and racking shear load and fire tests including corner room burn and fire exposure under load.

SUPERIOR STRENGTH AND VALUE

     *    Earthquakes
          * The IBT technology system is 30% more resistant when it comes to seismic movement when compared to the traditional block system.

     *    Hurricanes
          * The IBT technology has a structural capacity to withstand hurricane-like winds up to 180 km per hour.

     *    Fires
          * The IBT technology can undertake fire exposure for more than one and a half hours.

     *    Insulation
          * The expanded polystyrene used in the IBT technology system has an acoustic insulation capacity that is 4 times higher than the traditional block system and has thermal insulation that can isolate heat 8 times more than construction using the traditional block system.

     *    Environmental Safety
          * Raw materials used in the manufacturing of expanded polystyrene do not expel toxic fumes into the atmosphere.

ADVANTAGES

     *    Versatile Design and Use
          * Complete architectural freedom and flexibility, sound barrier, security and property walls exterior and interior wall systems, roof systems, flat and pitched. This technology can be used for multi-story buildings, walls and floors.

     *    Spectacular Visual Appeal
          * No evidence of prefabrication after application of concrete, which can have a variety of finishes, smooth to heavily textured.

     *    Environment Friendly and Energy Saving
          *    No wood or timber products used,  Thermal insulation allows for a
               cooler  internal   environment.   Air   conditioning   bills  are
               considerably lower.

     *    Cost Savings
          * Significant decreases in on-site construction time and effective use of labor due to simplicity of erection.

APPLICATIONS

     *    Residential Homes
     *    Schools
     *    High Rise Buildings
     *    Churches
     *    Condominiums
     *    Mining Shafts
     *    Hospitals
     *    Fences and Walls
     *    Vacation Lodges
     *    Medical Care Centers
     *    Community Buildings

     We believe our panel based technology is one of the finest, strongest and most cost effective building technologies available. Our panel based technology is superior to other traditional building methods in terms of strength, time to completion and resistance to the elements. Our IBT technology is also versatile in its use and can be used to create unique architectural and design elements. The results are buildings that look great and meet superior construction standards.

     Historically, IBT has completed projects in the United States, Central America, the Caribbean, Asia, Europe and Africa.

OTHER PRODUCTS AND SERVICES OFFERED BY THE COMPANY

     Currently, IBT provides Site Planning, Architectural and Engineering Services, Contractor Services, Materials, Equipment, training and Supervision and is engaged in projects in China utilizing our IBT technology.

ROSE BEST PROJECT

     On July 8, 2007, IBT Hong Kong entered into an Asset Sale and Purchase Agreement with Suining Yinfa Construction & Engineering Co., Ltd., a China corporation ("Suining Yinfa"), pursuant to which IBT Hong Kong acquired a 51% interest in the Rose Top Grade Project ("Rose Best Project") for U.S. $350,000 represented by a Convertible Promissory Note in the principal amount of U.S. $350,000 issued by the Company in favor of Suining Yinfa.

     The U.S. $350,000 Convertible Promissory Note bears interest at the rate of 8% per annum and the principal amount plus accrued interest is due on or before July 31, 2009. On December 12, 2007, this Note was converted into 350,000 shares of the Company's Series E Preferred Stock.

     The Rose Best Project (already underway) is located in the Sichuan Province of China and consists of the construction of four upscale residential apartment buildings with a total building area of approximately 537,000 square feet (49,500 square meters). As of January 31, 2008, the project booked approximately US $1.8 million in progress payments. The project is expected to book a total of approximately US $6.7 million in revenues once it is completed. The Company has a 51% interest in the income and loss of the joint venture. The Company is not assured of any receipt of cash payments in the investment.

HOW TO CONTACT US

     The Company's principal executive offices are located at 1151 Harbor Bay Parkway, Suite 202, Alameda, California 94502. Our telephone number is (510) 814-3778 and its facsimile number is (510) 814-0366. We also have offices at Suite 1001-1002, Far East Building, 1101 S. Pudong Blvd., Pudong District, Shanghai, PRC 200120. Our Shanghai telephone number is (21) 5836-2932 and our Shanghai facsimile number is (21) 5836-2933.

COMPETITIVE BUSINESS CONDITIONS

     The Company competes with many companies in the global markets and many of our competitors are large, well funded companies who have substantially larger staffs and resources than we have at the present time. Unlike the many companies that compete in the global market manufacturing building materials, we are unique. Few companies manufacture our product or anything similar in nature. We intend to compete based on our unique technology and business and government contacts within China.

FOREIGN CURRENCY RISK

     The Company has subsidiaries operating in the foreign arena and is exposed to foreign currency fluctuations. Currently the Company's subsidiaries are operating in China and Hong Kong. The Company's exposure to foreign currency fluctuations in Hong Kong is limited as the Hong Kong Dollar is pegged against the U.S. dollar. However, the Company's exposure to foreign currency fluctuations in China is greater as the Chinese RMB has a floating exchange rate based on market supply and demand with reference to a basket of currencies.

RAW MATERIALS AND SUPPLIES

     China is the main supplier of the raw materials needed for our panels. The Company has contact with and access to numerous suppliers of the raw materials needed to manufacture its building panels and is not dependent on any one supplier or limited group of suppliers.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

     The Company believes that the diversity of the products and services it offers helps alleviate the dependence on any one customer or limited group of customers. The Company's offerings of services and products appeal to both the retail and industrial customer base. Through the widespread use of the Company's products and services, the Company will continue to increase its customer base.

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

     WE WILL BE SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT. IF WE ARE UNABLE TO TIMELY COMPLY WITH SECTION 404 OR IF THE COSTS RELATED TO COMPLIANCE ARE SIGNIFICANT, OUR PROFITABILITY, STOCK PRICE AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

     The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2007 fiscal year. This section also requires that our independent registered public accounting firm opine on those internal controls and management's assessment of those controls. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Section 8A).

     Our subsidiaries currently operating in China also have to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. However, due to time differences, cultural differences, and differences in common business practices, documentation and testing of our internal controls overseas will be a longer and more difficult process.

     We believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to comply with the requirement of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the future fillings of our Company could be materially adversely affected.

     Our subsidiaries currently operating in China are subject to inherent risks associated with operations in a foreign arena. IBT and IBT Hong Kong are exposed to risks of changes in governmental policies and building codes. There is no guarantee of current Management's ability to be notified of changes in governmental policies and building codes in a timely manner, which could materially affect the Company.

     Aside from required compliance with foreign governmental regulations and rules, federal and state securities laws, regulations and rules, and federal, state and local tax laws, regulations and rules, the Company is not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the business of the Company.

DEPENDENCE ON KEY EMPLOYEES AND NEED FOR ADDITIONAL MANAGEMENT AND PERSONNEL

      The Company is heavily dependent on the ability of our President, Kenneth Yeung, who has contributed essential technical and management experience to our business. The Company will be dependent upon Mr. Yeung to recruit good management for the Company.

      In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees, as well as the continued service of its key management personnel and its ability to identify, hire, and retain additional qualified personnel. There can be no assurance that the Company will be able to recruit such qualified personnel to enable it to conduct its proposed business successfully.

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

      The Company's competitors or others may adopt product or service names similar to the Company's, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. The Company's inability to adequately protect its product, brand, trade names and trademarks would have a material adverse effect on the Company's business, financial condition and operating results. Despite any precautions the Company takes, a third party may be able to copy or otherwise obtain and use the Company's technology or other proprietary information without authorization or to develop similar technology independently.

      Policing unauthorized use of the Company's products are made especially difficult by the global nature of the Internet and the difficulty in controlling the ultimate destination or security of products or other data. The laws of other countries may afford the Company little or no effective protection for the Company's intellectual property.

EMPLOYEES

     As of March 26, 2008, the Company had one employee. No union or any other form of collective bargaining unit represents any employee.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company does not own any real estate. The Company's subsidiary, IBT, executed a sublease for the premises located at 1151 Harbor Bay Parkway, Suite 202, Alameda, California (approximately 1,400 square feet of space), dated May 1, 2007, and an amendment to the sublease dated October 29, 2007, for a 17 month term expiring September 30, 2008. The rent paid under the sublease was $2,000 for May 2007, $2,500 for the months of June through October 2007, and $3,000 per month for November 2007 and for each month of the remaining term of the sublease.

     The Company's subsidiary, IBT Hong Kong. executed a lease on approximately 974 square feet of space for its offices at 1101 S. Pudong Boulevard, Suite 1001-1002, Pudong District, Shanghai, PRC. Initially, the lease was for a one year term from February 15, 2007 to February 14, 2008. The lease has been extended until February 14, 2009. The monthly rental on this lease was approximately U.S. $1,500 (RMB11,000) during its first year. The monthly rental under the extended lease is approximately U.S. $1,818 (RMB13,000) per month.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not currently involved in any legal matters. However, in 2006, X-Clearing Corporation obtained a judgment against the Company as described below. The Company is not aware of any pending or threatened claims or assessments, which may have a material adverse impact on the Company's financial position or results of operations.

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

     On April 16, 2007, the Company paid X-Clearing $32,000 in cash and approximately $958 also in cash to Ikon for costs of copying or printing transfer agent records. Such amounts were accrued during the previous year. This legal matter has been paid in full and this case is closed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     As of the date of this Annual Report, the Company's Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "INBG.OB." The market for the Company's Common Stock is limited, volatile and sporadic and the price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company's shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company's Common Stock for the last two fiscal years, and has been retroactively adjusted to account for the 1 for 225 reverse stock split that occurred on October 31, 2006. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

              FISCAL 2007                   High         Low
              -----------                   ----         ---
              First Quarter (2)           $ 0.11       $0.026
              Second Quarter (1)          $ 0.098      $0.0382
              Third Quarter (1)           $ 0.07       $0.011
              Fourth Quarter (1)          $ 0.013      $0.002

              FISCAL 2006                   High         Low
              -----------                   ----         ---
              First Quarter (1)           $1.58        $0.90
              Second Quarter (1)          $0.90        $0.45
              Third Quarter (1)           $0.45        $0.23
              Fourth Quarter (1)          $0.20        $0.05

----------
(1) This represents the closing bid information for the stock on the OTC Bulletin Board. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.
(2)  This represents the closing price for the stock on the OTC Bulletin Board.

     All of the above information was listed as reported by the National Association of Securities Dealers Composite feed or other qualified inter-dealer quotation medium.

     Our common stock is considered a "penny stock." The application of the "penny stock" rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares. The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.

     Shareholders should be aware that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

     Our management is aware of the abuses that have occurred historically in the penny stock market.

HOLDERS

     As of March 26, 2008, there were approximately 295 shareholders of record of the Company's Common Stock, 96 shareholders of record of the Company's Series A Preferred Stock, one shareholder of record of the Company's Series C Preferred Stock, one shareholder of record of the Company's Series D Preferred Stock and four shareholder of record of the Company's Series E Preferred Stock.

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

     For information regarding the Company's Equity Compensation Plans, see Part III, Item 11.

RECENT ISSUANCE OF UNREGISTERED SECURITIES

     Since December 31, 2006, the Company has issued the following securities without registration under the Securities Act of 1933:

                   Number of         Aggregate
Date of Issue    Shares Issued      Sales Price             Nature of Transaction
-------------    -------------      -----------             ---------------------
  2/9/2007          166,667          $    5,000        In exchange for debt cancellation
  3/1/2007          384,615          $   10,000        In exchange for debt cancellation
  3/9/2007          403,225          $   10,000        In exchange for debt cancellation
  4/16/2007         551,334          $   17,521        In exchange for debt cancellation
  5/4/2007          270,000          $   10,854        In exchange for debt cancellation
  5/10/2007         271,867          $   11,114        In exchange for debt cancellation
  5/17/2007      20,000,000          $1,300,000        Asset Purchase--IBT
  6/4/2007          220,000          $   11,000        In exchange for debt cancellation
  6/15/2007       1,219,904          $   41,042        In exchange for debt cancellation
  8/13/2007         142,858          $    2,085        Private Offering
  9/4/2007          257,142          $    3,754        Private offering
  9/12/2007         450,824          $    8,791        In exchange for debt cancellation
  10/5/2007       1,105,796          $    8,791        In exchange for debt cancellation
  11/5/2007       2,577,180          $    8,599        In exchange for debt cancellation
 11/28/2007       4,000,000          $    5,768        In exchange for debt cancellation
  12/3/2007       2,350,000          $    3,386        In exchange for debt cancellation
 12/17/2007       4,725,216          $    7,070        In exchange for debt cancellation
 12/12/2007         350,000 (1)      $  350,000        Conversion of Note issued in connection
                                                        with the Suining Project
  12/12/2007         50,000 (2)      $   50,000        Director's Compensation

----------
(1)  The Company issued 350,000 shares of Series E Preferred Stock.
(2)  The Company issued 50,000 shares of Series D Preferred Stock.

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

GENERAL

     Prior to December 1, 2004 the Company was known as Ten Stix, Inc. and changed its name to MotorSports Emporium, Inc. on December 1, 2004 under the laws of the State of Nevada to engage in the motor sports industry targeting enthusiasts participating in die cast collecting, automobile restoration, purchase of high-performance accessories, motor sports related collectibles, driver's apparel, race venues and product licensing. On July 12, 2007, the Company reported in a Definitive Schedule 14C that the Company was going to change its name to International Building Technologies Group, Inc. to better reflect its change of business from motor sports related to building and construction of lightweight panels. On July 17, 2007 the Company amended its articles of incorporation to change its name to International Building Technologies Group, Inc. effective on August 6, 2007. According to Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," the Company has reentered the development stage. The Company devotes most of its efforts to establishing a new business, raising capital, establishing sources of supply, acquiring property, plant, equipment, and other operating assets. The Company's shares of common stock trade on the OTC Bulletin Board under the symbol "INBG.OB".

     Our principal executive offices are located at 1151 Harbor Bay Parkway, Suite 202, Alameda, CA 94502. Our telephone number is (510) 814-3778 and facsimile number is (510) 814-0366. More information regarding our products and the Company is available on our website at www.ibtgi.com.

EXECUTIVE OVERVIEW

     In 2004, we entered the motor sports industry selling die cast model cars. In 2005 we created several divisions to sell race worn memorabilia (helmets, gloves and racing suits), automotive related art and high performance brake fluid. Additionally, in 2006 we created a car wash product named after a well-known racing legend. Up until the end of our first quarter in 2007 we continued to focus our efforts on our high performance brake fluid and specialty car care product lines, however due to a change in control and certain events, we changed our business operations to better reflect management's experience and our expertise in the light weight panel industry where we can better concentrate on global construction and engineering projects. At the end of the first quarter of 2007 we divested ourselves from the motor sports business and transitioned into the business of lightweight panel construction through our subsidiary IBT and its wholly owned subsidiary IBT Hong Kong.

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

     We currently have signed Memorandums of Understanding and are negotiating contracts for various projects throughout China. Our endeavors include an entire new town, luxury condominiums, resorts, social interest homes, and standard industrial buildings. We strive to establish fully operational panel facilities throughout China, where they are building more square feet of new housing, commercial, and industrial buildings than any other country.

     In July 2007, IBT Hong Kong, entered into an asset and purchase agreement with China based Suining Yinfa Construction & Engineering Co, Ltd. for 51% interest in a Chinese building project named Rose Top Grade (Rose Best) Project. The Rose Top Grade (Rose Best) Project, already underway, is located in the Sichuan Province of China and consists of four upscale residential apartment buildings with a total building area of approximately 49,500 square meters (537,000 square feet). As of January 31, 2008, the project booked approximately US $1.8 million in progress payments. The project is expected to book a total of approximately US $6.7 million in revenues once it is completed. The Company has a 51% interest in the income and loss of the joint venture. The Company is not assured of any receipt of cash payments in the investment. We purchased 51% of the Rose Top Grade (Rose Best) Project from Suining Yinfa for a convertible promissory note of $350,000 USD, which was converted to 350,000 shares of the Company's Series D preferred stock on December 12, 2007.

     In December 2007, the Company signed a Memorandum of Understanding to acquire a machinery manufacturing company in Wuhan, Hubei Province of China. Hubei InteWufeng Machinery Co., Ltd. states their company currently has assets worth RMB 28.5 million (approximately US $4.0 million) and generated revenues of RMB 30 million (approximately US $4.2 million) in the year of 2007. The Hubei InteWufeng Machinery Co., Ltd. currently offers several lines of equipment, but its machining capabilities can be retooled to manufacture the panel production manufacturing systems that the Company will utilize in several planned projects in China and other countries.

     We have been incurring selling, general and administrative expenses primarily to develop our existing businesses, improve our current infrastructure to address anticipated growth and identify and evaluate complementary business development opportunities and marketing. The development of these businesses has led to recent operating losses and cash outflows. However, we believe the Company is strategically positioning itself with contracts and business ventures that can significantly contribute to the continuous development of its panel business and the Company's bottom line.

MATERIAL RECENT DEVELOPMENTS

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

CHANGE IN CONTROL

     On September 13, 2006, we issued 200,000 shares of Series C Preferred Stock to David W. Keaveney, our then President and CEO, in exchange for the cancellation of $10,000 in accrued, but unpaid, compensation due to Mr. Keaveney. On March 14, 2007, Mr. Keaveney sold his Series C Preferred Stock to Mr. Kenneth Yeung. Since the Series C Preferred Stock carries super-voting rights of 3,000 votes per share, Mr. Yeung is entitled to 600 million votes on matters submitted to our shareholders for vote. As a result of Mr. Yeung's voting power, he effectively controls the Company and is considered a "control person" under applicable SEC regulations.

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

RETIREMENT OF SERIES B PREFERRED STOCK IN EXCHANGE FOR NOTE PAYABLE

     On August 21, 2006, the outstanding Series B Preferred Stock, consisting of shares held by Mr. David Keaveney, a former director and a shareholder were retired in exchange for cash compensation of $1 each to Mr. David Keaveney and a former director and a convertible note payable in the principal amount of $250,000 to a shareholder. The Company has determined that this transaction meets the definition of an extinguishment based on the guidance contained in the Emerging Issues Task Force No. 96-19: "Debtor's Accounting for a Modification or Exchange of Debt Instruments" ("EITF 96-19"), and, therefore, the Company has recognized a loss on extinguishment of debt of $116,405 related to this transaction.

DISCONTINUED OPERATIONS

     At the end of the first quarter of 2007 the Company discontinued all operations related to the motor sports business due to increased manufacturer's prices, slowing retail sales, increased competition from online auction sites and the consolidation of the die cast industry. This includes operations by its wholly owned subsidiaries Scottsdale Diecast, Inc. ("SDI") and Quadriga Motorsports, Inc. ("Quadriga"). The Company has since shifted focus to developing and manufacturing lightweight panel technology. The Company has subsequently disposed of all assets related to the motor sports business in the first quarter of 2007. No income tax expense has been recorded related to the discontinued operations given the Company's net operating loss carry forwards and related valuation allowances. All activity during the current year related to the motor sports business has been reclassified to present the operations as discontinued operations. Prior year financial statements for 2006 have also been reclassified to present the operations of the motor sports business as discontinued operations.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

     The results of operations in the prior year are not indicative of the performance in neither the current period nor future periods. This is due to the change in business from an exclusive die cast merchandising business to developing and manufacturing lightweight panel technology. The discontinued operations of all activities related to the motor sports business in the first quarter of 2007 and all of 2006 is reflected as Discontinued Operations on the Statement of Operations.

     Since discontinuing the prior business and re-entering the development stage as of April 1, 2007 the Company's results of operations has changed. There are no revenues during the current development stage as we are in the process of starting our manufacturing process. In 2006 the revenues were $57,853.

     For the year ended December 31, 2007, Operating Expenses for current operations totaled $670,111 and operating expenses for Discontinued Operations totaled $181,780. Combined, Operating Expenses of $851,891 for the year ended December 31, 2007 is less than year ended December 31, 2006's Operating Expenses of $1,129,544. The decrease of $277,653 in Operating Expenses between years ended 2007 and 2006 is mostly attributed to the shift in business focus and the discontinuation of the prior business.

     The most significant change in our results of operations is Interest Expense. As of December 31, 2007, Interest Expense for current operations totaled $309,585 and Interest Expense for Discontinued Operations totaled $12,642. Combined, Interest Expense of $322,227 for the year ended December 31, 2007 is greater than the year ended December 31, 2006's Interest Expense of $28,489. The increase of $293,738 in Interest Expense is largely due to issuances of new debt with non-cash interest expenses such as accretion of warrants and accretion on debt discounts (See Note 6 - Notes Payable & Debt Discounts). These non-cash expenses make up the majority of the difference between current year and prior year interest expense.

     In 2007, the company had a loss of $70,843 associated with the settlement and amendment of various debts. This includes a gain of $10,354 associated with the settlement of debt related to the new business operations. This $10,354 was the accrued interest portion of a $350,000 note that was paid in full with preferred E shares and the interest portion waived by the lender. A loss totaling $81,197 is recognized due to the substantial difference between the amended notes and the original notes per Emerging Issues Task Force No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" ("EITF 96-19"). EITF 96-19 requires the Company to recognize a gain or loss associated with a change that is considered substantially different between the present values of the original note and the amended note (See Note 6 - Notes Payable & Debt Discounts). This $70,843 loss on extinguishment of debt is presented on the Consolidated Statement of Operations under Other Income (Expense).

     In 2007, the company had a total gain and loss of $70,728 on disposal related to discontinued operations. The gain includes the settlement of various debts and accrued expenses, which reduced the total $180,222 amount due to $109,491. The difference of $70,731 in gains includes $7,538 associated with the settlement of outstanding litigation; $958 for copy services related to transfer agent records; $12,598 related to settlement of legal fees associated with the outstanding litigation; $37,500 of accrued salary related to the discontinued operations which was waived by Mr. Keaveney at the end of 2007 and reflected as a gain as discussed in Note 7 - Related Party Transactions; and $13,095 related to the settlement of various consultant fees and accrued expenses. The $3 loss was eliminated from the accounts and the resulting loss and was charged to disposal of assets under Discontinued Operations of the accompanying Condensed Consolidated Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our future success and viability is primarily dependent upon our ability to increase operating cash flows and develop new business opportunities. As discussed in Note 7 - Related Party Transactions to the Consolidated Financial Statements, Mr. Keaveney sold his Series C Preferred Stock to Mr. Kenneth Yeung. As a result of Mr. Yeung's voting power, he effectively controls the Company and is considered a "control person" under applicable SEC regulations. Mr. Yeung agreed to immediately pay off an aggregate of $202,470 of the Company's liabilities, which debt reductions were intended to reduce outstanding liabilities, including $48,788 owed by the Company to Keaveney for accrued salary and $38,115 owed by the Company to Rhonda Keaveney, the Company's former Chief Operating Officer. The cash to pay the liabilities was received by the Company in March 2007. All related liabilities were paid in the second quarter of 2007 with the exception of the balance of $37,500 in accrued salary that is due and owed to David Keaveney. This balance of $37,500 of accrued salary related to the Discontinued Operations was waived by Mr. Keaveney as of December 31, 2007 and reflected as a gain in Discontinued Operations on the Consolidated Statement of Operations. See Note 9 - Discontinued Operations.

     During the next 12 months, our foreseeable cash requirements will relate to continuing to develop the operations of our wholly owned subsidiaries and business divisions, maintaining our good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business venture. Because we have not identified any such venture as of the date of this Report, it is impossible to predict the costs. Additionally, we may experience a cash shortfall and be required to raise additional capital. Up until December 31, 2006, we have relied upon internally generated funds. In the year ended December 31, 2007 we relied on funds from the sale of shares of stock and loans from our shareholders and private investors to finance our operations and growth. Management may raise additional capital through future public or private offerings of our stock or through loans from private investors, although there can be no assurance that we will be able to obtain such financing. Our failure to do so could have a material and adverse affect upon us and our shareholders.

     The Chart  below  summarizes  our debt  (see Note 6 - Notes  Payable & Debt
Discounts  of  the  Consolidated   Financial  Statements  -  Notes  Payable  and
Beneficial Conversions):

Terms                                                                    Amount
-----                                                                    ------
SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:
-    10% Interest;  principal of $156,926;  monthly payments
     of $4,396;  convertible to common stock based on 75% of
     average  price;  due on 5/30/2008,  net of  unamortized
     discounted  related to the debt  discount  of $54,041              $102,885
-    5% Interest;  principal of $70,839; monthly payments of
     $4,387;  convertible  to common  stock  based on 70% of
     average  price;  due on  7/1/2009,  net of  unamortized
     discount related to the debt discount of $43,438                     27,401
-    5% Interest;  principal of $12,003; monthly payments of
     $1,283;  convertible  to common  stock  based on 70% of
     average  price;  due on  7/1/2009,  net of  unamortized
     discount related to the debt discount of $7,036                       4,967
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                          $135,253
                                                                        --------
LONG TERM NOTES PAYABLE TO SHAREHOLDERS:
-    5% Interest;  principal of $25,943; monthly payments of
     $4,387;  convertible  to common  stock  based on 70% of
     average  price;  due on  7/1/2009,  net of  unamortized
     discount  related to the debt  discount  of $15,908 -              $ 10,035
-    5% Interest;  principal of $7,586;  monthly payments of
     $1,283;  convertible  to common  stock  based on 70% of
     average  price;  due on  7/1/2009,  net of  unamortized
     discount related to the debt discount of $4,447                       3,139
-    10%  Interest;  principal  of $30,629;  convertible  to
     common  stock  based on 60% of  average  price;  due on
     12/31/2009,  net of unamortized discount related to the
     debt discount of $20,900                                              9,729
-    10%  Interest;  principal  of $50,240;  convertible  to
     common  stock  based on 60% of  average  price;  due on
     12/31/2009,  net of unamortized discount related to the
     debt discount of $50,040                                                200
                                                                        --------
TOTAL LONG TERM NOTES PAYABLE TO SHAREHOLDERS                           $ 23,103
                                                                        --------
LONG TERM NOTES PAYABLE:
-    10%  Interest;  principal  of $50,000;  convertible  to
     common  stock  based on 60% of  average  price;  due on
     12/31/2009,  net of unamortized discount related to the
     debt discount of $14,046                                             35,954
-    10%  Interest;  principal of $130,735;  convertible  to
     common  stock  based on 50% of  average  price;  due on
     12/31/2009,  net of unamortized discount related to the
     debt discount of $95,712                                             35,023
-    10%  Interest;  principal  of $32,017;  convertible  to
     common  stock  based on 50% of  average  price;  due on
     12/31/2009,  net of unamortized discount related to the
     debt discount of $23,440                                              8,577
-    10%  Interest;  principal of $104,054;  convertible  to
     common  stock  based on 50% of  average  price;  due on
     12/31/2009,  net of unamortized discount related to the
     debt discount of $80,824                                             23,230
-    10%  Interest;  principal  of $10,642;  convertible  to
     common  stock  based on 50% of  average  price;  due on
     12/31/2009,  net of unamortized discount related to the
     debt discount of $10,642                                                  0
-    10%  Interest;  principal  of $37,133;  convertible  to
     common  stock  based on 60% of  average  price;  due on
     12/31/2009,  net of unamortized discount related to the
     debt discount of $25,080                                             12,053

-    10%  Interest;  principal  of $61,870;  convertible  to
     common  stock  based on 50% of  average  price;  due on
     12/31/2009,  net of unamortized discount related to the
     debt discount of $60,919                                                951
-    10%  Interest;  principal  of $50,603;  convertible  to
     common  stock  based on 60% of  average  price;  due on
     12/31/2009,  net of unamortized discount related to the
     debt discount of $50,557                                                 46
                                                                        --------
TOTAL LONG TERM NOTES PAYABLE                                           $115,834
                                                                        ========

YEAR ENDED DECEMBER 31, 2007

     As of December 31, 2007, the Company's current assets were $384,735 and its current liabilities were $253,504, resulting in a working capital surplus of $131,231. As of December 31, 2007, current assets were comprised of (i) $32,970 in cash; (ii) $350,000 deposit on the Suining Rose Top Project and (iii) $1,765 in other current assets.

     As of December 31, 2007, current liabilities were comprised of (i) $102,885 in notes payable to stockholders; (ii) $40,825 in accounts payable and accrued expenses and $77,426 of other amounts due to shareholders.

     As of December 31, 2007, the Company's total assets were $1,696,158 and its total liabilities were $392,441, with a net stockholder's equity of $1,303,717.

     For the year ended December 31, 2007, net cash flows used in operating activities were ($330,609) compared to net cash flows used in operating activities of ($435,211) for the year ended December 31, 2006. The decrease of $104,602 during the twelve-month period ended December 31, 2007 was primarily due an increasing usage of non-cash stock based compensation for consulting and related services as well as the liquidation of the Company's inventory of die-cast collectibles and high performance brake fluid.

     For the year ended December 31, 2007, net cash flows provided by investing activities was $15,000 compared to net cash used by investing activities of $1,171 during the year ended December 31, 2006. Cash outflows in 2007 were related to the sale of the website of the discontinued operations in the motor sports business.

     For the twelve-month period ended December 31, 2007, net cash flows provided by financing activities was $552,420 compared to net cash flows provided by financing activities of $417,280 for the twelve-month period ended December 31, 2006. Cash flows in 2007 consisted primarily of proceeds from the issuance of common stock and the exercise of stock options partially offset by principal repayments on notes payable. During 2006, the Company utilized a portion of its financing cash inflows (consisting of proceeds from the issuance of common stock and the exercise of stock options) to repay certain notes payable, with the remainder used for operating and investing activities.

     Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should we be unable to continue our operations.

     As of the date of this Annual Report, the Company has generated no revenues from operations since it entered the development stage on April 1, 2007. Therefore, the Company's auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management believes that it can maintain its status as a going concern based on its ability to raise funds pursuant to future public and private offerings and to obtain advances and minimize operating expenses by not duplicating or incurring needless expenses.

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

ITEM 7. FINANCIAL STATEMENTS.

     The Financial Statements of International Building Technologies Group, Inc. are listed on the Index to Financial Statements as set forth on page F-2.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We conducted an evaluation under the supervision and with the participation of our management, including Kenneth Yeung, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     1. pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
     2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and
     3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiencies which we have assessed as material weaknesses during its assessment of our internal control over financial reporting as of December 31, 2007:

     1. We did not have formal policies governing certain accounting transactions and financial reporting processes finalized as of December 31, 2007;
     2. We did not have adequate segregation of duties that were mitigated over certain areas of our financial reporting process due to the size of company that we were at December 31, 2007.

     Although we are not required to disclosure significant deficiencies, we have chosen to disclose those significant deficiencies, which if not corrected in the next year may become material weaknesses.

     We did not have effective comprehensive entity-level internal controls specific to the structure of our board of directors and organization of critical committees. Due to our expected expansion, as disclosed in this Form 10-KSB, without correcting this significant deficiency and ensuring that our board of directors has the proper oversight and committees are properly established, the control environment in subsequent years may not be effective.

     A regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer surmised that the Company did not maintain effective internal control over financial reporting as of December 31, 2007.

MANAGEMENT'S REMEDIATION INITIATIVES

     We are in the process of evaluating our material and significant deficiencies. We have already begun to remediate many of the deficiencies. However, others will require additional people, including adding to our board of directors, which will take longer to remediate.

     In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

     1. Identify and retain a new director for our board of directors including a member who is appropriately credentialed as a financial expert with a goal of having sufficient independent board of directors oversight;
     2. Ensure all entity level controls are applied at all levels of the organization and are scalable for acquisition targets;
     3.   Establish   comprehensive   formal  general  accounting  policies  and
          procedures and require employees to sign off such policies and procedures as documentation of their understanding of and compliance with company policies;

     4. Make all employees subject to our Code of Ethics (including those employees in acquisition targets) and require all employees and directors to sign our Code of Ethics on an annual basis and retain the related documentation; and,
     5.   Implement better segregation of duties given the size of our company.

     We anticipate that the above five initiatives will be at least partially, if not fully, implemented by June 30, 2008. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2008.

CONCLUSION

     The above identified material weaknesses and significant deficiency did not result in material audit adjustments to our 2007 financial statements. However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

     In light of the identified material weaknesses, management, performed (1) significant additional substantive review of those areas described above, and
(2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-KSB fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     The changes noted above, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

ITEM 8B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTITY OF DIRECTORS AND EXECUTIVE OFFICERS AS OF MARCH 26, 2008

    Name             Director Since     Age                     Position
    ----             --------------     ---                     --------
Kenneth Yeung*       April 13, 2007      52     President, Chief Executive Officer, Chief
                                                Financial Officer, Treasurer and Director
Peter Chin**         May 21, 2007        60     Secretary and Director

----------
* On March 14, 2007, Mr. Yeung was elected to the office of President of the Company. On April 16, 2007, Mr. Yeung was elected to the additional offices of Chief Financial Officer and Treasurer.
** On May 21, 2007, Mr. Chin was elected to the office of Corporate Secretary. *** All Company officers serve at the pleasure of the Board of Directors. All current members of the Board of Directors will serve as such until the next annual meeting of stockholders or until their successors are duly elected.

     KENNETH YEUNG. Mr. Yeung is currently the Chief Executive Officer of ia&d Consultants, Inc., a Los Angeles based consulting firm engaged in planning, architectural design, engineering and business consulting. As the CEO of ia&d consultants, Inc., Mr. Yeung leads that company by developing business and providing services such as planning, architectural design and engineering to its clients worldwide and particularly in China. His company has completed numerous projects including commercial and residential developments, hotels and resorts, schools and recreational facility development. Currently, Mr. Yeung's company has offices in three major cities in China. Mr. Yeung received a Bachelor of Arts and Sciences from the University of Hawaii. From the mid-1990s, Mr. Yeung has held senior executive positions with companies engaged in civil engineering, building material manufacturing, planning, architecture and design.

     PETER CHIN. Mr. Chin was born in Shanghai, China and raised in Hong Kong. Mr. Chin studied abroad in both Sydney, Australia and the United States. Mr. Chin has over 20 years of experience in the financial markets, focusing on corporate finance, while advising companies in China and the United States. Mr. Chin served on the board of directors of Golden Arrow Group of Companies, USA, a hotel and land management company in China. Additionally, Mr. Chin served as Chief Executive Officer and Chairman of PTS, Inc. and as Chief Executive Officer of Disability Access Corporation. Mr. Chin consults with various publicly traded and private held companies on executive and financial decisions.

DIRECTORSHIPS

     No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to Section 12 of the 1934 Act or subject to the requirements of Section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

SIGNIFICANT EMPLOYEES

     No other significant employees exist.

FAMILY RELATIONSHIPS

     There are no family relationships between any officer, director or person who will be nominated to serve on our Board of Directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     During the past five years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

     1. had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
     2. was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
     3.   was  subject  to any  order,  judgment  or  decree,  not  subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:
          (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
          (ii) Engaging in any type of business practice; or
          (iii)Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or
     4. was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph
          (3) (i), above, or to be associated with persons engaged in any such activity; or
     5. was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

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

     Based on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that during the fiscal year ended
December 31, 2007, all the officers, directors and more than 10% beneficial owners have complied with the above described filing requirements, except for Mr. Peter Chin, who inadvertently did not file a Form 3 in June 2007, following his election as a Director and Corporate Secretary . However, Mr. Chin filed his Form 3 on February 15, 2008. Mr. Chin also filed his Form 5 on February 15, 2008 (one day late). Management believes that Mr. Chin's late filings of his Forms 3 and 5 were inadvertent.

CODE OF ETHICS

     The Company has adopted a Code of Ethics applicable to its employees and officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. The Code of Ethics will be provided free of charge by the Company to interested parties upon request. Requests should be made in writing and directed to the Company at the following address: 1151 Harbor Bay Parkway, Suite 202, Alameda, California 94502. A copy of the Code of Ethics is also attached as Exhibit 14 to this filing.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate compensation paid by the Company to the above named executive officers of the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE


                                                                         Non-Equity      Nonqualified
 Name and                                                                Incentive         Deferred
 Principal                                        Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)     Bonus($)    Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------     --------    ---------   ---------  ---------------   -----------   ---------------  ---------
Kenneth        2007    $100,000      $     0      $     0       $ 0          $ 0              $ 0         $ 3,096(1)      $103,096
Yeung,         2006    $      0      $     0      $     0       $ 0          $ 0              $ 0         $     0         $      0
President      2005    $      0      $     0      $     0       $ 0          $ 0              $ 0         $     0         $      0
and CEO

Peter Chin,    2007    $      0      $     0      $50,000(2)    $ 0          $ 0              $ 0         $     0         $ 50,000
Director       2006    $      0      $     0      $     0       $ 0          $ 0              $ 0         $     0         $      0
               2005    $      0      $     0      $     0       $ 0          $ 0              $ 0         $     0         $      0

David          2007    $ 46,500      $     0      $     0       $ 0          $ 0              $ 0         $     0         $ 46,500
Keaveney,      2006    $186,000(4)   $     0      $     0       $ 0          $ 0              $ 0         $55,565(2)      $241,565
Former CEO(3)  2005    $114,000      $11,000(6)   $     0       $ 0          $ 0              $ 0         $52,801(7)      $177,801

Rhonda         2007    $ 15,000(8)   $     0      $     0       $ 0          $ 0              $ 0         $     0         $ 15,000
Keaveney,      2006    $ 60,000(5)   $     0      $     0       $ 0          $ 0              $ 0         $     0         $ 60,000
Former COO(3)  2005    $ 40,000      $11,000(6)   $     0       $ 0          $ 0              $ 0         $     0         $ 51,000

----------
(1) During the fiscal year ended December 31, 2007, Mr. Kenneth Yeung received cash salary of $100,000 and a car allowance of $3,096 (pursuant to his employment agreement with the Company).
(2) On December 12, 2007, the Company issued 50,000 shares of Series D Preferred Stock to Mr. Peter Chin as compensation for serving as Corporate Secretary and Director of the Company during 2007.
(3) Mr. David Keaveney & Mrs. Ronda Keaveney served as the Company's Chief Executive Officer and Chief Operating Officer, respectively, from January 1, 2007 until their resignations on April 16, 2007.
(4) On September 25, 2004 Mr. David Keaveney was elected to the Board of Directors and to the offices of President, Chief Executive Officer and Chief Financial Officer of the Company. During the fiscal year ended December 31, 2006 Mr. David Keaveney received a cash salary of $116,230.82 and received 200,000 shares of the Company's Series C Preferred Stock in lieu of $10,000 in accrued, but unpaid salary. Included in this total is $59,769.18 of accrued, but unpaid salary due to Mr. David Keaveney as of December 31, 2006.
(5) During the fiscal year ended December 31, 2006, Mr. David Keaveney received (pursuant to his employment agreement with the Company) an automobile allowance of $21,225.78, $24,000 for renting a home office to the Company, $9,913.85 in medical reimbursements and a $425.28 life insurance premium. Mrs. Rhonda Keaveney, as the wife of Mr. David Keaveney, was an obvious beneficiary of the automobile allowance, home office rent and medical expenses attributed to Mr. David Keaveney and as described in this footnote.

(6) On September 7, 2005, the Company issued 1,000,000 shares of restricted common stock to each of the three members of the Board of Directors, including Mr. David Keaveney and Mrs. Rhonda Keaveney. These shares were valued at $.011 per share.
(7) During the fiscal year ended December 31, 2005, Mr. David Keaveney received (pursuant to his employment agreement with the Company) an automobile allowance of $17,310, $24,000 for renting a home office to the Company, $11,431 in medical expense reimbursements and $60 for a life insurance premium.
(8) On October 13, 2004, Mrs. Rhonda Keaveney, wife of Mr. David Keaveney, was elected to the Board of Directors and to the office of Secretary of the Company. In March 2005, Mrs. Rhonda Keaveney was elected to the office of Chief Operating Officer of the Company. During the fiscal year ended December 31, 2006, Mrs. Rhonda Keaveney received a cash salary of $36,923. Additionally, in 2006, Mrs. Rhonda Keaveney received $15,000 of the $35,000 of accrued salary from 2005. Included in this total is $44,227 of accrued, but unpaid as of December 31, 2006.

EMPLOYMENT CONTRACTS

     On May 21, 2007, the Company entered into a three year Employment Agreement with Kenneth Yeung, its President and Chief Executive Officer. The Employment Agreement was effective as of May 1, 2007, and expires on April 30, 2010, unless earlier terminated as provided in the Employment Agreement. The Employment Agreement provides for the following base compensation of Mr. Yeung:

           May-December 2007            $12,500 per month
           January-December 2008        $15,000 per month
           January-December 2009        $17,500 per month
           January-April 2010           $20,000 per month

     In addition to the above base compensation, Mr. Yeung is entitled to the following compensation benefits:

     *    Participation in the Company's Stock Option Plan;
     *    An undesignated monthly automobile allowance ; and,
     * Participation in group life, hospitalization or disability insurance programs, health programs, pension plan similar benefit plan or other "fringe benefits" of the Company.

     The Company also granted Mr. Yeung the following additional rights with respect to his 200,000 shares of Series C Preferred Stock:

     1. Eligibility for conversion to Company common stock on April 30, 2009, unless Mandatory Conversion is required for any reason as set forth herein below.
     2. Upon written request from the Company, each share of Series C Preferred Stock will convert to $5.00 worth of the Company common stock on a mandatory basis, which will be determined by taking the average closing bid price ("ACBP") for the common stock for the 20 days prior to conversion. For example, if the ACBP is $0.10, Mr. Yeung will receive 50 shares of common stock for each share of Series C Preferred Stock. If the ACBP is $1.00, Mr. Yeung will receive five share of common stock for each share of Series C Preferred Stock.

OTHER CONTRACTS

     None.

STOCK OPTIONS AND WARRANTS

     In March 2007, the Company's 2007 Employee and Consultant Stock Incentive Plan was adopted and approved by the Board of Directors. The Plan authorized 1,000,000 shares of common stock of the Company to be granted to employees, officers, consultants and directors of the Company. The Company filed a Form S-8 on March 20, 2007, related to this Plan. All 1,000,000 shares covered by the Plan have been issued and there are no options outstanding under the Plan.

     In June 2007, the Company's 2007 Consultants Retainer Stock Plan was adopted and approved by the Board of Directors. The Plan authorized 2,900,000 shares of common stock of the Company to be granted to employees, officers, consultants and directors of the Company. The Company filed a Form S-8 on June 1, 2007, related to this Plan. All 2,900,000 shares covered by the Plan have been issued and there are no options outstanding under the Plan.

     In September 2007, the Company's 2007 Consultants Retainer Stock Plan No. 2 was adopted and approved by the Board of Directors. The Plan authorized
9,000,000 shares of common stock of the Company to be granted to employees, officers, consultants and directors of the Company. The Company filed a Form S-8 on September 27, 2007, related to this Plan. All 9,000,000 shares covered by the Plan have been issued and there are no options outstanding under the Plan.

     In December 2007, the Company's 2007 Consultants Retainer Stock Plan No. 3 was adopted and approved by the Board of Directors. The Plan authorized 15,000,000 shares of common stock of the Company to be granted to employees, officers, consultants and directors of the Company. The Company filed a Form S-8 on December 13, 2007, related to this Plan. There are currently 2,274,693 shares covered by the Plan that have not been issued and there are no options outstanding under the Plan.

OPTION/SAR GRANTS TABLE

     There were no stock options/SARS granted under the Company's stock option plans to executive officers and directors during fiscal 2007 or 2006.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     There were no exercises of stock options/SAR by executive officers during fiscal 2007 or 2006.

LONG-TERM INCENTIVE PLAN AWARDS

     There were no long-term incentive plan awards made in the last two fiscal years.

COMPENSATION OF DIRECTORS

       During 2007, the Company had no formal or standard compensation arrangement with members of its Board of Directors. However, Director Peter Chin received 50,000 shares of Series D Preferred Stock as compensation for serving as Corporate Secretary and Director.

REPRICING OPTIONS

     During the fiscal year ended December 31, 2007, the Company did not reprice any stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The Company has three (3) classes of voting securities outstanding (Common Stock, Series A Preferred Stock and Series C Preferred Stock). The following table sets forth security ownership information as of the close of business on March 26, 2008, for any person or group, known by the Company to own more than five percent (5%) of the Company's common stock and Series C Preferred Stock. No table is included for the Company's Series A Preferred Stock due to the fact that only 96 shares of same are outstanding and such shares represent a DE minimus number of votes that could be cast on any matter presented for a vote of stockholders.

                                                                       Amount and
                                                                       Nature of
     Name and Address                             Title Of             Beneficial    Percent of
   of Beneficial Owner                              Class                Owner          Class
   -------------------                              -----                -----          -----
Kenneth Yeung                            Series C Preferred             200,000        100%(1)
1151 Harbor Bay Parkway, Ste 202
Alameda, CA 94502

----------
1. The Series C Preferred Stock has voting rights of 3,000 votes per share, so that Mr. Yeung has the right to vote 600,000,000 of the 713,030,374 votes available to Mr. Yeung and the holders of our common stock, thereby giving Mr. Yeung controlling voting rights in the Company.

(b) SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth security ownership information as of the close of business on March 26, 2008, of all directors and all executive officers listed in the "Summary Compensation Table" set forth herein, and all directors and executive officers as a group.

                                                                       Amount and
                                                                       Nature of
     Name and Address                             Title Of             Beneficial    Percent of
   of Beneficial Owner                              Class                Owner          Class
   -------------------                              -----                -----          -----
Kenneth Yeung
1151 Harbor Bay Parkway, Suite 202       Series C Preferred Stock       200,000        100.00%
Alameda, CA 94502                        Common Stock                         0             0%

Peter Chin
1151 Harbor Bay Parkway, Suite 202       Series C Preferred Stock       50,000         100.00%
Alameda, CA 94502                        Common Stock                        0              0%

Officers and Directors as a Group (1     Preferred Stock C             200,000         100.00%
Officers and Directors as a Group (1     Preferred Stock D              50,000         100.00%
person)                                  Common Stock                        0              0%

(c) CHANGES IN CONTROL

     Since December 31, 2006, the Company has experienced one change in control of its voting securities:

     1. As discussed under "Material Recent Development," above, on March 14, 2007, Mr. Keaveney sold his 200,000 shares of Series C Preferred to Kenneth Yeung for a purchase price of $10,000 (the exact price previously exchanged by Mr. Keaveney when he acquired such shares by canceling $10,000 of accrued, but unpaid, compensation due to Mr. Keaveney from the Company). As a result of Mr. Yeung's acquisition of the Series C Preferred Stock from Mr. Keaveney, Mr. Yeung is considered a "control person" of the Company under applicable SEC regulations. Moreover, Mr. Yeung was elected to the office of President of the Company on March 14, 2007. In addition, David W. Keaveney resigned from his current offices as Chief Executive Officer, Chief Financial Officer and Director of the Company. Rhonda Keaveney also resigned from her offices as Chief Operating Officer, Secretary and Director of the Company.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                                         Number of securities
                                       Number of securities                            remaining available for
                                         to be issued upon       Weighted-average       future issuance under
                                            exercise of         exercise price of     equity compensation plans
                                       outstanding options,    outstanding options,     (excluding securities
                                       warrants, and rights    warrants and rights     reflected in column (a))
                                       --------------------    -------------------     ------------------------
Equity compensation plans
approved by security holders                     0                     n/a                            0

Equity compensation plans not
approved by security holders                     0                     n/a                    2,274,693

Total                                            0                     n/a                    2,274,693

ITEM 12.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
          INDEPENDENCE.

     During 2007, the Company had no formal or standard compensation arrangement with members of its Board of Directors.

     During 2007 and as of the date of this annual report, the Company's two directors, Kenneth Yeung and Peter Chin, were and are not independent directors.

ITEM 13. EXHIBITS.

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit                                Description
-------                                -----------

2(i)* Agreement and Plan of Merger (Appendix D of the Company's Definitive Proxy Statement on Form DEF 14A filed with the Commission on June 25, 2004).

3(i)(1)* Restated Articles of Incorporation filed with the Secretary of State of Colorado on August 10, 2004 (Appendix A of the Company's Definitive Proxy Statement on Form DEF 14A filed with the Commission on June 25, 2004).

3(i)(2)* Articles of Incorporation of Ten Stix, Inc. filed with the Secretary of State of Nevada on May 28, 2004 (Appendix F of the Company's Definitive Proxy Statement on Form DEF 14A filed with the Commission on June 25, 2004).

3(i)(3)* Certificate of Amendment to Articles of Incorporation of Ten Stix, Inc. filed with the Secretary of State of Nevada on December 1, 2004 (Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on December 6, 2004).

3(i)(4)* Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of Nevada on October 12, 2006 (Exhibit 3 (1) to the Company's Quarterly report on Form 10-QSB filed with the Commission on November 14, 2006).

3(i)(5)**   Certificate  of Amendment to the  Articles of  Incorporation  of the
            Company filed with the Secretary of State of Nevada on July 17, 2007.

3(ii)* By-laws of the Company (Exhibit 3. II to the Company's Registration Statement on Form 10SB filed with the Commission on February 8,
            2001).

4(i)* Certificate of Designation of Series A Preferred Stock of Ten Stix, Inc. (Appendix G of the Company's Definitive Proxy Statement on Form DEF 14A filed with the Commission on June 25, 2004).

4(ii)* Certificate of Designation of Series C Preferred Stock of the Company (Exhibit 99.1 to the Company's Current report on Form 8-K filed with the Commission on September 14, 2006).

4(iii)** Certificate of Amendment to Certificate of Designation of Series B Preferred Stock of the Company filed with the Secretary of State of Nevada on May 30, 2007.

4(iv)** Certificate of Amendment to Certificate of Designation of Series C Preferred Stock of Company filed with the Secretary of State of Nevada on May 30, 2007.

4(v)** Certificate of Amendment to Certificate of Designation of Series D Preferred Stock of the Company filed with the Secretary of State of Nevada on December 10, 2007.

4(vi)** Certificate of Designation of Series E Preferred Stock of the Company filed with the Secretary of State of Nevada on December 10, 2007.

10.1* Stock Sale and Purchase Agreement dated March 14, 2007, by, between David Keaveney, Kenneth Yeung and the Company (Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 27, 2007).

10.2* Stock Sale and Purchase Agreement dated May 2, 2007, by, between and among Axia Group, Inc, International Building Technologies, Inc. and the Company (Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 9, 2007).

10.3* Convertible Note dated May 2, 2007, issued by the Company to Axia Group, Inc. (Exhibit 10.2 to the Company's Current report on form 8-K filed with the Commission on May 9, 2007).

10.4* Exclusive License Agreement dated May 2, 2007, by and between Axia Group, Inc. and the Company (Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on May 9, 2007).

10.5* Asset Sale and Purchase Agreement dated July 8, 2007, by and between International Building Technologies Co., Ltd. and Suining Yinfa Construction & Engineering Co., Ltd. (Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 23,
            2007).

10.6* Amendment dated September 25, 2007, to the Stock Sale and Purchase Agreement by and between Axia Group, Inc. and the Company (Exhibit
            10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 28, 2007).

10.7* Twelve Month Convertible Note Amendment dated March 14, 2007 (Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on March 27, 2007).

10.8** Employment Agreement between the Company and Kenneth Yeung dated May 21, 2007, effective May 1, 2007.

10.9* The Company's 2007 Employee and Consultant Stock Incentive Plan (Exhibit 4.1 to Registration Statement on Form S-8 filed with the Commission on March 20, 2007).

10.10* The Company's 2007 Consultants Retainer Stock Plan (Exhibit 4.1 to Registration Statement on Form S-8 filed with the Commission on June 1, 2007).

10.11*      The Company's  2007  Consultants  Retainer Stock Plan No. 2 (Exhibit
            4.1 to Registration Statement on Form S-8 filed with the Commission on September 27, 2007).

10.12*      The Company's  2007  Consultants  Retainer Stock Plan No. 3 (Exhibit
            4.1 to Registration Statement on Form S-8 filed with the Commission on December 13, 2007).

14**        Code of Ethics

21**        Subsidiaries of the Company

31.1**      Certification of Principal  Executive  Officer Pursuant to 18 U.S.C.
            Section 1350

31.2**      Certification of Principal  Financial  Officer Pursuant to 18 U.S.C.
            Section 1350

32.1**      906 Certification of Principal Executive Officer

32.2**      906 Certification of Principal Financial Officer

----------
*  Exhibits incorporated herein by reference. File No. 0-32323.
** Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

     The Company's independent accountants during the fiscal years ending December 31, 2007 and 2006 were HJ & Associates, LLC

     1. Audit Fees. During the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB and for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, were $70,434 and $24,000, respectively.

     2. Audit-Related Fees. During fiscal years ended December 31, 2007 and 2006 our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (1) above.

     3. Tax Fees. During the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed by the Company's auditors for tax related services amounted to $817 and $2,120 respectively.

     4.   All Other Fees. None.

     5. Audit Committee's Pre-Approval Policies and Procedures. The Company had no audit committee during the fiscal years ended December 31, 2007 and 2006; hence, there were no pre-approval policies or procedures in effect during such fiscal years.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 International Building Technologies Group, Inc.


Dated: March 31, 2008                 /s/ Kenneth Yeung
                                      ------------------------------------------
                                 By:  Kenneth Yeung
                                 Its: President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 31, 2008                 /s/  Kenneth Yeung
                                      ------------------------------------------
                                 By:  Kenneth Yeung,
                                 Its: President, Chief Executive Officer, Chief
                                      Financial Officer, Treasurer and Director
                                      (Principal Executive Officer, Principal
                                      Financial Officer and Principal Accounting
                                      Officer)


Dated: March 31, 2008                 /s/ Peter Chin
                                      ------------------------------------------
                                 By:  Peter Chin
                                 Its: Secretary and Director

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           DECEMBER 31, 2007 AND 2006

                                    CONTENTS

Report of Independent Registered Public Accounting Firm....................  F-2

Consolidated Balance Sheets................................................  F-3

Consolidated Statements of Operations......................................  F-4

Consolidated Statements of Stockholders' Equity (Deficit)..................  F-5

Consolidated Statements of Cash Flows......................................  F-6

Notes to the Consolidated Financial Statements.............................  F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
International Building Technologies Group, Inc.
and Subsidiaries
(A Development Stage Company)
Alameda, California

We have audited the accompanying consolidated balance sheets of International Building Technologies Group, Inc. and Subsidiaries (A Development Stage
Company), as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2007 and 2006 and since re-entering the development stage on April 1, 2007 through December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Building Technologies Group, Inc. and Subsidiaries (A Development Stage Company) as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended and since re-entering the development stage on April 1, 2007 through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of International Building Technologies Group, Inc. and Subsidiaries' (A Development Stage Company) internal control over financial reporting as of December 31, 2007 and accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ Associates & Consultants, LLP
------------------------------------------
HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 29, 2008

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                      (FORMERLY MOTORSPORTS EMPORIUM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31,          December 31,
                                                                                2007                  2006
                                                                             -----------           -----------
                                     ASSETS
Cash                                                                         $    32,970           $     7,200
Deposit on Suining Rosetop Project                                               350,000                    --
Other current assets                                                               1,765                    --
                                                                             -----------           -----------
      Total current assets                                                       384,735                 7,200
                                                                             -----------           -----------
Fixed assets, net of depreciation                                                  2,766                    --
Other assets                                                                       5,380                    --
Assets held for sale                                                                  --                42,106
Goodwill                                                                       1,303,277                    --
                                                                             -----------           -----------
      Total assets                                                           $ 1,696,158           $    49,306
                                                                             ===========           ===========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
  Accounts payable and accrued expenses                                      $    40,825           $        --
  Accrued expenses - related parties                                              77,426               114,000
  Notes payable to shareholders, net                                             135,253               245,000
                                                                             -----------           -----------
      Total current liabilities                                                  253,504               359,000
                                                                             -----------           -----------

Liabilities held for sale                                                             --               273,454
Long term notes payable, net                                                     115,834                    --
Long term notes payable to shareholders, net                                      23,103               121,920
                                                                             -----------           -----------
      Total long term liabilities                                                138,937               395,374
                                                                             -----------           -----------
      Total liabilities                                                          392,441               754,374
                                                                             -----------           -----------

COMMITMENT & CONTINGENCY                                                              --                    --

MINORITY INTEREST                                                                     --                    --

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred A stock, $250 par value, 10,000 shares authorized;
   96 shares issued and outstanding                                               24,000                24,000
  Preferred C stock, no par value, 1,000,000 shares authorized;
   200,000 shares issued and outstanding                                          10,000                10,000
  Preferred D stock,  $.01 par value, 10,000,000 shares authorized;
   50,000 shares issued and outstanding                                              500                    --
  Preferred E stock, $.01 par value, 10,000,000 shares authorized;
   350,000 shares issued and outstanding                                           3,500                    --
  Common stock; $.001 par value, 500,000,000 shares authorized;
   68,198,914 and 2,979,355 issued and outstanding                                68,199                 2,979
  Additional paid-in capital                                                   7,773,064             4,623,949
  Stock subscription receivable                                                       --                (1,305)
  Accumulated deficit - Prior to reentering development stage                 (5,534,336)          (5,364,691)
  Accumulated deficit - From inception of reentering development
   stage on 4/1/2007                                                          (1,041,137)                   --
  Other comprehensive income                                                         (73)                   --
                                                                             -----------           -----------
      Total stockholders' equity (deficit)                                     1,303,717              (705,068)
                                                                             -----------           -----------
      Total liabilities and stockholders' equity (deficit)                   $ 1,696,158           $    49,306
                                                                             ===========           ===========

          See accompanying notes to consolidated financial statements.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                      (FORMERLY MOTORSPORTS EMPORIUM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                        Cumulative Since
                                                                    Year Ended December 31,                Reentering
                                                             -----------------------------------        Deveplopment Stage
                                                                 2007                   2006          4/1/2007 - 12/31/2007
                                                             ------------           ------------      ---------------------
Retail sales                                                 $         --           $         --           $         --
Cost of sales                                                          --                     --                     --
                                                             ------------           ------------           ------------
Gross profit                                                           --                     --                     --
                                                             ------------           ------------           ------------
Operating expenses:
  Selling, general and administrative                             666,607                     --                666,607
  Depreciation and amortization                                     3,504                     --                  3,504
                                                             ------------           ------------           ------------
      Total operating expenses                                    670,111                     --                670,111
                                                             ------------           ------------           ------------
Operating loss                                                   (670,111)                    --               (670,111)
                                                             ------------           ------------           ------------
Other income (expense):
  Interest income                                                     357                     --                    357
  Interest expense                                               (309,585)                    --               (390,783)
  Rapid Funding settlement expense                                     --                     --                     --
  Gain on reversal of contingency accrual                              --                     --                     --
  Loss on extinguishment of debt                                  (70,843)                    --                 10,354
  Loss on Disposal of Assets                                           --                     --                     --
  Minority interest in net loss of subsidiary                      15,000                     --                 15,000
  Other income (expense)                                            3,050                     --                  3,051
                                                             ------------           ------------           ------------
      Total other income (expense)                               (362,021)                    --               (362,021)
                                                             ------------           ------------           ------------
Loss from continuing operations                                (1,032,132)                    --             (1,032,132)
                                                             ------------           ------------           ------------

Discontinued operations:
  Income (loss) from operations of discontinued business         (199,378)            (1,223,863)               (20,063)
  Income (loss) on disposal of assets                              70,728                 34,152                 61,058
                                                             ------------           ------------           ------------
Income (loss) on discontinued operations                         (128,650)            (1,189,711)                40,995
                                                             ------------           ------------           ------------
Net loss                                                       (1,160,782)            (1,189,711)              (991,137)

Preferred dividend                                                (50,000)                    --                (50,000)
                                                             ------------           ------------           ------------
Net loss attributable to common share                          (1,210,782)            (1,189,711)            (1,041,137)
                                                             ------------           ------------           ------------
Other comprehensive income
  Foreign Currency Translation                                        (73)                    --                    (73)
                                                             ------------           ------------           ------------
Comprehensive loss                                           $ (1,210,855)          $ (1,189,711)          $ (1,041,210)
                                                             ============           ============           ============
Net loss per common share - basic and diluted
  Continuing operations                                      $      (0.04)          $       0.00
                                                             ============           ============
  Discontinued operations                                    $      (0.01)          $      (0.65)
                                                             ============           ============
  Net loss per common share                                  $      (0.05)          $      (0.65)
                                                             ============           ============
Weighted average common shares outstanding:
  Basic and Diluted                                            23,586,631              1,816,896
                                                             ============           ============

      See accompanying notes to consolidated financial statements.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                      (FORMERLY MOTORSPORTS EMPORIUM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  Preferred Stock A    Preferred Stock C    Preferred Stock D    Preferred Stock E
                                                  -----------------    -----------------    -----------------   -------------------
                                                  Shares     Amount    Shares     Amount    Shares     Amount     Shares     Amount
                                                  ------     ------    ------     ------    ------     ------     ------     ------
BALANCE, DECEMBER 31, 2005                           96     $ 24,000         -   $     --        --     $  --          --   $    --
                                                  =====     ========   =======   ========  ========     =====   =========   =======
2006
  Common stock issued for services
  Preferred stock C issued for services                                200,000     10,000
  Common stock issued for repayment of debt
  Common stock issued for stock option grants
  Sale of stock for cash
  Stock issued to executives, officers and
   directors
  Net loss
                                                  -----     --------   -------   --------  --------     -----   ---------   -------
Balance, December 31, 2006                           96       24,000   200,000     10,000         -         -           -         -
                                                  =====     ========   =======   ========  ========     =====   =========   =======

2007
  Proceeds from stock subscriptions receivable
  Preferred stock D issued for services                                                      50,000       500
  Preferred stock E issued for repayment of debt                                                                  350,000     3,500
  Common stock issued for services
  Common stock issued for repayment of debt
  Common stock issued for stock option grants
  Common stock issued for asset purchase
  Sale of stock for cash
  Warrant options
  Beneficial conversion feature
  Preferred dividend
  Other comprhensive loss
  Net loss
                                                  -----     --------   -------   --------  --------     -----   ---------   -------
Balance, December 31, 2007                           96     $ 24,000   200,000   $ 10,000    50,000     $ 500     350,000   $ 3,500
                                                  =====     ========   =======   ========  ========     =====   =========   =======

                                                                                                            Accumulated
                                                                                                              Deficit
                                                                                                             Prior to
                                                       Common Stock                            Stock        Reentering
                                                     -------------------       Paid-In     Subscriptions    Development
                                                     Shares       Amount       Capital       Receivable        Stage
                                                     ------       ------       -------       ----------        -----
BALANCE, DECEMBER 31, 2005                         1,105,343    $  1,105    $ 3,833,665     $  (26,775)     $ (4,174,980)
                                                  ==========    ========    ===========     ==========      ============
2006
  Common stock issued for services                   802,080         802        301,578
  Preferred stock C issued for services
  Common stock issued for repayment of debt           95,000          95          6,555
  Common stock issued for stock option grants        740,754         741        444,198         25,470
  Sale of stock for cash                             213,678         214         33,924
  Stock issued to executives, officers and
   directors                                          22,500          23          4,029
  Net loss                                                                                                    (1,189,711)
                                                  ----------    --------    -----------     ----------      ------------
Balance, December 31, 2006                         2,979,355       2,979      4,623,949         (1,305)       (5,364,691)
                                                  ==========    ========    ===========     ==========      ============

2007
  Proceeds from stock subscriptions receivable                                    3,070          1,305
  Preferred stock D issued for services                                          49,500
  Preferred stock E issued for repayment of debt                                346,500
  Common stock issued for services                25,644,210      25,644        303,658
  Common stock issued for repayment of debt       17,908,788      17,909        136,560
  Common stock issued for stock option grants        478,721         479         30,219
  Common stock issued for asset purchase          20,000,000      20,000      1,280,000
  Sale of stock for cash                           1,187,840       1,188         24,651
  Warrant options                                                               128,931
  Beneficial conversion feature                                                 846,026
  Preferred dividend
  Other comprhensive loss
  Net loss                                                                                                      (169,645)
                                                  ----------    --------    -----------     ----------      ------------
Balance, December 31, 2007                        68,198,914    $ 68,199    $ 7,773,064     $       --      $ (5,534,336)
                                                  ==========    ========    ===========     ==========      ============

                                                  Accumulated
                                                    Deficit
                                                     After
                                                   Reentering
                                                  Development
                                                     Stage
                                                   on 4/1/2007         Total
                                                   -----------         -----
BALANCE, DECEMBER 31, 2005                         $         --     $  (342,985)
                                                   ============     ===========
2006
  Common stock issued for services                                      302,380
  Preferred stock C issued for services                                  10,000
  Common stock issued for repayment of debt                               6,650
  Common stock issued for stock option grants                           470,409
  Sale of stock for cash                                                 34,138
  Stock issued to executives, officers and
   directors                                                              4,052
  Net loss                                                           (1,189,711)
                                                   ------------     -----------
Balance, December 31, 2006                                    -        (705,068)
                                                   ============     ===========

2007
  Proceeds from stock subscriptions receivable                            4,375
  Preferred stock D issued for services                                  50,000
  Preferred stock E issued for repayment of debt                        350,000
  Common stock issued for services                                      329,302
  Common stock issued for repayment of debt                             154,469
  Common stock issued for stock option grants                            30,698
  Common stock issued for asset purchase                              1,300,000
  Sale of stock for cash                                                 25,839
  Warrant options                                                       128,931
  Beneficial conversion feature                                         846,026
  Preferred dividend                                    (50,000)        (50,000)
  Other comprhensive loss                                   (73)            (73)
  Net loss                                             (991,137)     (1,160,782)
                                                   ------------     -----------
Balance, December 31, 2007                         $ (1,041,210)    $ 1,303,717
                                                   ============     ===========

          See accompanying notes to consolidated financial statements.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                      (FORMERLY MOTORSPORTS EMPORIUM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             Cumulative Since
                                                                             Year Ended December 31,            Reentering
                                                                       ---------------------------------    Deveplopment Stage
                                                                           2007                 2006       4/1/2007 - 12/31/2007
                                                                       ------------         ------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                  $(1,032,132)                 --         $(1,032,132)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                            3,505                  --               3,505
     Amortization of debt discounts                                         84,007                  --              84,007
     Loss on extinguishment of debt                                        (70,843)                 --             (70,843)
     Interest expense associated with beneficial conversion feature        283,921                  --             283,921
     Director stock based compensation                                      50,000                  --              50,000
     Common stock issued to third parties for services                     318,169                  --             318,169
     Common stock issued for interest payment on debt                       17,436                  --              17,436
     Minority interest in net loss of subsidiary                           (15,000)                 --             (15,000)
  Changes in assets and liabilities:
     Prepaid expenses                                                       (3,605)                 --              (3,605)
     Accounts payable and accrued expenses                                  39,933                  --              39,933
     Accrued expenses - related parties                                     (6,000)                 --              (6,000)
                                                                       -----------         -----------         -----------
          Net cash used in continuing operations                          (330,609)                 --            (330,609)
          Net loss from discontinued operations                           (128,650)         (1,189,711)             40,995
          Net cash provided by (used in) discontinued operations           (82,318)            754,500             (83,796)
                                                                       -----------         -----------         -----------
          Net cash used in operating activities                           (541,577)           (435,211)           (373,410)
                                                                       -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                                     --              (2,029)                 --
                                                                       -----------         -----------         -----------
          Net cash used in continuing operations                                --              (2,029)                 --
          Net cash provided by discontinued operations                      15,000               3,200                  --
                                                                       -----------         -----------         -----------
          Net cash provided by investing activities                         15,000               1,171                  --
                                                                       -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party accounts payable                              80,000                  --              80,000
  Proceeds from notes payable                                              456,000                  --             253,530
  Repayments of notes payable                                              (20,000)            (20,000)                 --
  Proceeds from issuance of common stock                                    25,839              34,138               1,464
  Proceeds from issuance of common stock for asset purchase                  6,206                  --               6,206
  Proceeds from exercise of stock options                                    4,375             403,142               4,375
                                                                       -----------         -----------         -----------
          Net cash provided by financing activities                        552,420             417,280             345,575
                                                                       -----------         -----------         -----------

Effect of exchange rate changes on cash                                        (73)                 --                 (73)

Cash and cash equivalents:
  Increase (decreae) in cash                                                25,770             (16,760)            (27,908)
  CASH, beginning of period                                                  7,200              23,960              60,878
                                                                       -----------         -----------         -----------
  CASH, end of period                                                  $    32,970         $     7,200         $    32,970
                                                                       ===========         ===========         ===========

          See accompanying notes to consolidated financial statements.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                      (FORMERLY MOTORSPORTS EMPORIUM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                                                                                             Cumulative Since
                                                                             Year Ended December 31,            Reentering
                                                                       ---------------------------------    Deveplopment Stage
                                                                           2007                 2006       4/1/2007 - 12/31/2007
                                                                       ------------         ------------   ---------------------
Non-cash discontinued operation activities
  Employee stock based compensation                                    $   30,698            $      --           $    30,698
  Common stock issued to third parties for services                    $   11,133            $      --           $    11,133
  Issuance of common stock for debt & accrued expenses                 $   41,534            $      --           $    36,534

Non-cash financing and investing activities
  Issuance of Note for accrued expenses                                $   43,798            $      --           $    43,798
  Issuance of common stock for prepaid expense                         $       --            $ 303,280           $        --
  Issuance of common stock for payment of debt                         $   95,499            $   6,650           $    95,499
  Issuance of Preferred E Stock for deposit on the Rosetop Project     $  350,000            $      --           $   350,000
  Issuance of common stock for Purchase of Company                     $1,300,000            $      --           $ 1,300,000
  - Prepaids aquired                                                   $    3,540            $      --           $     3,540
  - Fixed assets aquired                                               $    6,271            $      --           $     6,271
  - Accrued expenses aquired                                           $   (4,294)           $      --           $    (4,294)
  - Minority interest aquired                                          $  (15,000)           $      --           $   (15,000)

During 2007, the Company issued common stock valued at $1,300,000 in connection with the acquisition of International Building Technologies, Inc. The Company received assets valued at $16,017, assumed liabilities of $4,294, and minority interest of $15,000, resulting in Goodwill of $1,303,277.

          See accompanying notes to consolidated financial statements.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


NOTE 1: ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

International Building Technologies Group, Inc. (OTCBB: INBG) (the "Company") has four total subsidiaries, two active subsidiaries and two dormant subsidiaries.

Active Subsidiaries:

     *    International Building Technologies, Inc. ("IBT") - a Nevada
          Corporation
     * International Building Technologies Co., Ltd. ("IBT Hong Kong") - a Hong Kong Corporation

Dormant Subsidiaries:

     *    Scottsdale Diecast, Inc. - a Nevada Corporation
     *    Quadriga Motorsports, Inc. - a Nevada Corporation

Currently the Company is focusing its attention on the rapidly growing and developing China market through its subsidiaries, IBT and IBT Hong Kong. IBT owns the rights to manufacture and sell light weight building panels used in construction all over the world. The building panels can be used in a variety of ways to erect buildings up to six stories tall without the need of a traditional wood or steel frame structure. It is also versatile in its use and can be used to create unique architectural design elements. Management believes that the Company's panel based building technology allows for the rapid, cost effective construction of residential, commercial, and high-rise buildings utilizing materials that are greater in strength and appearance, economical and eco-friendly. Based on standard building codes prescribed by authorities worldwide, the Company's technology will meet and exceed the minimum requirements. The Company also provides customers with architectural design, panel supply, installation supervision, engineering, training, and technical support. IBT Hong Kong has contractual rights and business relationships to do business in China.

The Company has offices in Alameda, CA, and Shanghai, China.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

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

RECLASSIFICATION

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly-liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2007.

FIXED ASSETS

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of three to five years. Leasehold improvements are being depreciated over the term of the lease, excluding option periods. When assets are disposed of, the cost and accumulated depreciation (net book value of the assets) are eliminated and any resultant gain or loss reflected accordingly. Upgrades and improvements are capitalized over their estimated useful lives whereas repairs and maintenance expenditures on the assets are charged to expense as incurred. Please see Note 4 - Fixed Assets for further detail. Total depreciation expense was $3,504 and $0 for the years ended December 31, 2007 and 2006, respectively. The costs and accumulated depreciation of assets retired, sold, or otherwise disposed of were eliminated from the accounts and any resulting gain or loss was credited or charged to income, or applied to equity, as appropriate.

INTANGIBLE ASSETS

Intangible assets of $10,750 as of December 31, 2006 consisted of a capitalized license agreement which has been reclassified to Asset Held for Sale due to the discontinued line of business. The license agreement was abandoned in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" and consequently the remaining value of the asset was fully amortized as of December 31, 2007.

ASSETS & LIABILITIES HELD FOR SALE

Assets held for sale include assets related to the Company's discontinued line of business in the motor sports business. All assets held for sale are carried at the lower of carrying value (cost less accumulated depreciation or amortization) or market.

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

GOODWILL

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. As of December 31, 2007, the Company's annual goodwill impairment test did not identify an impairment in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


INCOMES TAXES

The Company accounts for income taxes under the liability method of accounting for income taxes in accordance with the provisions of Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("FAS 109") and related interpretations and guidance including FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

TRANSLATION OF NON-U.S. CURRENCY AMOUNTS

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at weighted-average rates of exchange prevailing during the year. Translation adjustments are recorded in Other Comprehensive Income not affecting retained earnings within Stockholders' equity.

Inventories, plant, rental machines and other property-net, and other non-monetary assets and liabilities of non-U.S. subsidiaries and branches that operate in U.S. dollars, or whose economic environment is highly inflationary, are translated at approximate exchange rates prevailing when the company acquired the assets or liabilities. All other assets and liabilities are translated at year-end exchange rates. Cost of sales and depreciation are translated at historical exchange rates. All other income and expense items are translated at the weighted-average rates of exchange prevailing during the year.

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for the nine months ended December 31, 2007 (denoted in Hong Kong dollars per one U.S. dollar):

Current exchange rate at December 31, 2007                       $7.7984 HKD

Weighed average  exchange rate for the period
since the acquisition of the subsidiary May 2,
2007 to December 31, 2008                                        $7.7976 HKD

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

EARNINGS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. As the Company incurred net losses for the years ended December 31, 2007 and 2006, common stock equivalents were excluded from diluted net loss per share as their effect would be anti-dilutive. As a result, for all periods presented, the Company's basic and diluted net loss per share is the same.

STOCK-BASED COMPENSATION

In December 2004, the FASB issued Statements of Financial Accounting Standards No. 123-R, "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) replaces Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and supersedes the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). FAS 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense. The Company's stock options awarded to employees contain a variable exercise price that is dependent upon the market price of the Company's common stock at the date of exercise and, therefore, are accounted for as variable awards. During the years ended December 31, 2007 and December 31, 2006, the Company recognized $30,698 and $383,698, respectively, of compensation expense associated with stock-based compensation. Under FAS 123(R), the expense recognition for variable awards is the same under the intrinsic value and the fair value methods. Accordingly, the pro forma disclosures required under FAS 123 are not applicable.

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY - CHANGE IN ACCOUNTING PRINCIPLE.

As of September 30, 2007 we have adopted Statements of Financial Accounting Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FAS 150"). Previously, we had accounted for our variable weighted average priced convertible debt instruments in accordance with Emerging Issues Task Force 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock" ("EITF 00-19") solely based on the variability in the shares to be issued in our convertible debt instruments. Upon further review of FAS 150 we changed our accounting policy to account for the conversion feature as a debt discount without bifurcating any additional component from the debt instrument as a derivative. We believe that the treatment under FAS 150, among the diversity in accounting treatments that exist, is more appropriate.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


The only issuances relating to EITF 00-19 we had were in the quarter ended June 30, 2007. Due to our change in accounting principle we have retroactively updated our financial statements as of the quarter ended June 30, 2007 going forward.

NOTE 2: MATERIAL EVENTS

RE-ENTERING DEVELOPMENT STAGE

On April 1, 2007, the company re-entered the development stage. The company changed from the motor sports business to the business of building and construction of lightweight panels. The Company has devoted most of its efforts to establishing a new business, raising capital, establishing sources of supply, acquiring property, plant, equipment, and other operating assets.

CHANGE OF CORPORATE NAME

On May 21, 2007, the Board of Directors and the majority of the shareholders of the Company passed a resolution to amend the Company's articles of incorporation to change its name to International Building Technologies Group, Inc. Such amendment became effective on August 6, 2007.

REVERSE STOCK SPLIT

Effective October 31, 2006, the Company initiated a reverse split of the Company's common stock on a ratio of one share for every 225 shares of common stock, without decreasing the number of authorized shares of common stock and without changing the par value of the common stock. All share have been restated for this stock split.

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. As of December 31, 2007, the Company has incurred net losses from operations prior to reentering the development stage and has a stockholders' deficit of $5,584,336. Since the inception of reentering the development stage on April 1, 2007, the Company has a stockholders' deficit of $991,137 as of December 31, 2007. The Company has a working capital surplus of $131,231 as of December 31, 2007.

During the next 12 months, the Company's foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business ventures. The Company may experience a cash shortfall and be required to raise additional capital. Historically, it has relied upon internally generated funds and funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company's stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company's failure to do so could have a material and adverse affect upon it and its shareholders. However, the Company is strategically positioning itself with contracts and business ventures that can significantly contribute to its bottom line and the continuous development of its panel business as evidenced by the signed memorandums of understanding with the Suijiang Government and the Jilin University Project, signed agreement with the Rose Top project, and the potential acquisition of Hubei InteWufeng Machinery Co., Ltd.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


NOTE 4: FIXED ASSETS

Fixed assets consist of the following:

                                                 12/31/2007          12/31/2006
                                                 ----------          ----------
Furniture, fixtures and equipment (at cost)       $  6,270            $     --
Less accumulated depreciation                      ((3,504)                 --
                                                  --------            --------
Fixed assets, net                                 $  2,766            $     --
                                                  ========            ========

Depreciation expense for continuing operations for the years ended December 31, 2007 and 2006 was $3,504 and $0, respectively. Prior year fixed assets and related deprecation for 2006 have been reclassed to Assets Held for Sale due to the Company's discontinued line of business in the motor sports industry. Total depreciation expense, including depreciation expense on discontinued operations, was $4,495 and $44,898 for the years ended December 31, 2007 and 2006, respectively.

NOTE 5: INTANGIBLE ASSETS

During January 2007, the Company sold it's website along with other assets held for sale for $15,000 cash. The website had a carrying value of $8,478. The gain on sale of the website and other assets is included in the Consolidated Statement of Operations under the caption "Income on disposal of assets."

During 2005, the Company acquired a license for the exclusive rights to produce and distribute a high performance brake fluid. This license was capitalized at the cost of $15,000 and was being amortized over its contractual life of 5 years. At the year ended December 31, 2006 the value of the license net of accumulated amortization was $10,750. Due to the change in business from the motor sports industry to the manufacturing of light weight building panels the asset was abandoned in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." This change resulted in the $10,750 carrying value of the asset to be fully amortized. Since the asset was related to Discontinued Operations in the motor sports business the asset was reclassified to Assets Held for Sale and the current year amortization is reflected in the "Discontinued Operations."

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


NOTE 6:  NOTES PAYABLE & DEBT DISCOUNTS

The Chart below summarizes the Notes Payable & Debt Discounts of the Company as of December 31, 2007. This chart is to be reviewed in conjunction with the details following the chart.

Terms                                                                    Amount
-----                                                                    ------
SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:
-    10% Interest;  principal of $156,926;  monthly payments
     of $4,396;  convertible to common stock based on 75% of
     average  price;  due on 5/30/2008,  net of  unamortized
     discounted  related to the debt  discount  of $54,041              $102,885
-    5% Interest;  principal of $70,839; monthly payments of
     $4,387;  convertible  to common  stock  based on 70% of
     average  price;  due on  7/1/2009,  net of  unamortized
     discount related to the debt discount of $43,438                     27,401
-    5% Interest;  principal of $12,003; monthly payments of
     $1,283;  convertible  to common  stock  based on 70% of
     average  price;  due on  7/1/2009,  net of  unamortized
     discount related to the debt discount of $7,036                       4,967
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                          $135,253
                                                                        --------
LONG TERM NOTES PAYABLE TO SHAREHOLDERS:
-    5% Interest;  principal of $25,943; monthly payments of
     $4,387;  convertible  to common  stock  based on 70% of
     average  price;  due on  7/1/2009,  net of  unamortized
     discount  related to the debt  discount  of $15,908 -              $ 10,035
-    5% Interest;  principal of $7,586;  monthly payments of
     $1,283;  convertible  to common  stock  based on 70% of
     average  price;  due on  7/1/2009,  net of  unamortized
     discount related to the debt discount of $4,447                       3,139
-    10%  Interest;  principal  of $30,629;  convertible  to
     common  stock  based on 60% of  average  price;  due on
     12/31/2009,  net of unamortized discount related to the
     debt discount of $20,900                                              9,729
-    10%  Interest;  principal  of $50,240;  convertible  to
     common  stock  based on 60% of  average  price;  due on
     12/31/2009,  net of unamortized discount related to the
     debt discount of $50,040                                                200
                                                                        --------
TOTAL LONG TERM NOTES PAYABLE TO SHAREHOLDERS                           $ 23,103
                                                                        --------
LONG TERM NOTES PAYABLE:
-    10%  Interest;  principal  of $50,000;  convertible  to
     common  stock  based on 60% of  average  price;  due on
     12/31/2009,  net of unamortized discount related to the
     debt discount of $14,046                                             35,954
-    10%  Interest;  principal of $130,735;  convertible  to
     common  stock  based on 50% of  average  price;  due on
     12/31/2009,  net of unamortized discount related to the
     debt discount of $95,712                                             35,023
-    10%  Interest;  principal  of $32,017;  convertible  to
     common  stock  based on 50% of  average  price;  due on
     12/31/2009,  net of unamortized discount related to the
     debt discount of $23,440                                              8,577
-    10%  Interest;  principal of $104,054;  convertible  to
     common  stock  based on 50% of  average  price;  due on
     12/31/2009,  net of unamortized discount related to the
     debt discount of $80,824                                             23,230
-    10%  Interest;  principal  of $10,642;  convertible  to
     common  stock  based on 50% of  average  price;  due on
     12/31/2009,  net of unamortized discount related to the
     debt discount of $10,642                                                  0
-    10%  Interest;  principal  of $37,133;  convertible  to
     common  stock  based on 60% of  average  price;  due on
     12/31/2009,  net of unamortized discount related to the
     debt discount of $25,080                                             12,053
-    10%  Interest;  principal  of $61,870;  convertible  to
     common  stock  based on 50% of  average  price;  due on
     12/31/2009,  net of unamortized discount related to the
     debt discount of $60,919                                                951
-    10%  Interest;  principal  of $50,603;  convertible  to
     common  stock  based on 60% of  average  price;  due on
     12/31/2009,  net of unamortized discount related to the
     debt discount of $50,557                                                 46
                                                                        --------
TOTAL LONG TERM NOTES PAYABLE                                           $115,834
                                                                        ========

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


SHORT TERM NOTE PAYABLE - SHAREHOLDERS

On August 21, 2006, the Company issued a $250,000 convertible note payable to a shareholder and an entity owned by such shareholder in exchange for the retirement of the shareholder's Series B preferred stock and all related accrued interest. On March 14, 2007, the Note was amended with the monthly payments of $4,395 or more deferred until June 1, 2007 and the due date extended from August 30, 2007 to May 30, 2008. At any time after giving notice, the Holder has the option to convert all or part of the remaining balance of the note into common stock of the Company based on 75% of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversion shall not exceed 4.99% of the then outstanding shares of common stock of the Company. Furthermore, on March 26, 2007, the Note was bifurcated into two separate notes with all prior unpaid principal and interest rolled up into these two notes. A debt discount of $239,556 was calculated in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $185,516 for the year ended December 31, 2007 and for the period from inception to December 31, 2007. During the fiscal year, the note holders converted the note into common stock in the amount of $96,190 and the Company was also paid cash in the amount of $431 for the payment of principal and interest. During the second quarter of 2007, one of the two notes was fully paid off and as of December 31, 2007 the principal balance on the remaining note was $156,926. The Company is current with the payments on the remaining note.

LONG TERM NOTES PAYABLE/LONG TERM NOTES PAYABLE SHAREHOLDERS

On May 8, 2007 the Company amended an earlier Promissory Note for $129,240 ($121,920 in principal and $7,320 accrued interest). Furthermore, on May 8, 2007 the Company bifurcated the Note and entered into two separate Notes: (i) one for $100,000 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $4,387 commencing July 1, 2007 with final payment July 1, 2009 and (ii) a second Note for $29,240 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $1,283 commencing July 1, 2007 with final payment July 1, 2009 (this second Note is payable to a shareholder). At any time after giving notice, the Holder has the option to convert all or part of the accrued interest and remaining principal of either note based on 70% of the average of the lowest 5 closing bid prices in the past 20 trading days immediately preceding such conversion so long as the total number of shares issued to Holder will be such that the number of shares beneficially owned by Holder will be less than 4.99% of the outstanding common shares of the Company. The Company has determined that these modified terms are substantially different than the original terms as defined in the Emerging Issues Task Force No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" ("EITF 96-19"), and, therefore, this renegotiation result in the recognition of a $129,240 loss as of the date of the amendment of the note. A debt discount of $129,240 was calculated in accordance with EITF 00-27, and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $58,411 for the year ended December 31, 2007 and for the period from inception to December 31, 2007. During the fiscal year, the note Holders converted a total of $16,746 of principal and interest payments. As of December 31, 2007, the balances of the notes were $116,371. The balances of the notes were separated into short and long term portions on the Consolidated Balance Sheets. As of December 31, 2007 $82,842 of principal and $50,474 of related discounts are due short term and the balance of $33,529 of principal and $20,355 of related discounts are due long term

On May 21, 2007 the Company entered into a $122,500 Secured Promissory Note at the rate of 11% per annum due March 20, 2008. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


of $130,735. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. In relation to the convertible feature of this note, a debt discount of $82,976 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. There is no amortization as of year-end due to the amendment date of the note. Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May 21, 2007 to assume the note and entered into a promissory note with the lender. The Note is secured with the Preferred Series C shares owned by the President.

In connection with this transaction, 490,000 warrants to purchase shares of the common stock of the Company at $0.25 were issued with an expiration date of May 20, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $47,759. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $35,023 for the year ended December 31, 2007 and for the period from inception to December 31, 2007. No payments were due or made during the year.

On May 21, 2007, the Company entered into a Promissory Note for $30,000 to be paid no later than March 20, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $32,017. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. In relation to the convertible feature of this note, a debt discount of $20,321 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. There is no amortization as of year-end due to the amendment date of the note. Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May 21, 2007 to assume the note and entered into a promissory note with the lender. The Note is secured with the Preferred Series C shares owned by the President.

In connection with this transaction, 120,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 20, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $11,696. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $8,577 for the year ended December 31, 2007 and for the period from inception to December 31, 2007. No payments were due or made during the year.

On May 21, 2007, the Company entered into a Promissory Note for $97,500 to be paid no later than May 20, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $104,054. The Company has determined that these modified terms

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. In relation to the convertible feature of this note, a debt discount of $66,042 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense. There is no amortization as of year-end due to the amendment date of the note.

In connection with this transaction, 390,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $38,012. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $23,230 for the year ended December 31, 2007 and for the period from inception to December 31, 2007. No payments were due or made during the year.

On May 22, 2007 the  Company  entered  into a  Convertible  Promissory  Note for
$50,000 to be paid no later than March 21, 2008 with 11% interest rate per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $37,649 gain as of the date of the amendment of the note. In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.76% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $19,494. The Company has recorded this amount as a debt discount and is amortizing it over the term of this Note. The amortization is being recorded as interest expense and totaled $14,231 for the year ended December 31, 2007 and for the period from inception to December 31, 2007.

At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $30,506 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $21,724 for the year ended December 31, 2007 and for the period from inception to December 31, 2007. During the fiscal year, the Company paid the note holder the accrued interest on the note of $3,346. As of December 31, 2007, the balance of the note was $50,000.

On June 1, 2007, the Company entered into a Promissory Note for $10,000 to be paid no later than June 1, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $10,642. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation result in the recognition of a $4,511 loss as of the date of the amendment of the note. In relation to the convertible feature of this note, a debt discount of $10,642 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. There is no amortization as of year-end due to the amendment date of the note. No payments were due or made during the year.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


On September 17, 2007, the Company entered into a Convertible Promissory Note for $36,000 to be paid no later than August 28, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $37,133. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $11,913 gain as of the date of the amendment of the note. In connection with this transaction, 144,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of September 17, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 299.55%, a contractual life of five years, a zero dividend rate, 4.21% risk free interest rate, and the fair value of common stock of $0.02 per share at date of grant, the Company determined the allocated fair value of the warrant to be $3,161. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $955 for the period from inception to December 31, 2007.

At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $32,839 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $9,966 for the year ended December 31, 2007 and for the period from inception to December 31, 2007. No payments were due or made during the year.

On September 17, 2007, the Company entered into a Convertible Promissory Note for $30,000 to be paid no later than August 28, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $30,629. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $10,433 gain as of the date of the amendment of the note. In connection with this transaction, 120,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of September 17, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 299.55%, a contractual life of five years, a zero dividend rate, 4.21% risk free interest rate, and the fair value of common stock of $0.02 per share at date of grant, the Company determined the allocated fair value of the warrant to be $2,634. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $796 for the period from inception to December 31, 2007.

At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $27,366 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $8,305 for the year ended December 31, 2007 and for the period from inception to December 31, 2007. No payments were made or due during the year.

On October 5, 2007, the Company entered into a Promissory Note for $60,000 to be paid no later than August 5, 2008 with an interest rate of 13.2%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $61,870. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation result in the recognition of a $25,524 loss as of the date of the amendment of the note. In relation to the convertible feature of this note, a debt discount of $58,512 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. There is no amortization as of year-end due to the amendment date of the note.

In connection with this transaction, 240,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of August 5, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 4.33% risk free interest rate, and the fair value of common stock of $0.014 per share at date of grant, the Company determined the allocated fair value of the warrant to be $3,358. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $951 for the year ended December 31, 2007 and for the period from inception to December 31, 2007. No payments were due or made during the year.

On November 21, 2007, the Company entered into a Convertible Promissory Note for $50,000 to be paid no later than November 21, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $50,603. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $18,083 gain as of the date of the amendment of the note. In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of November 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 3.4% risk free interest rate, and the fair value of common stock of $0.0021 per share at date of grant, the Company determined the allocated fair value of the warrant to be $419. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $45 for the year ended December 31, 2007 and for the period from inception to December 31, 2007.

At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $50,183 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. There is no amortization as of year-end due to the amendment date of the note. No payments were made or due during the year.

On November 30, 2007, the Company entered into a Convertible Promissory Note for $50,000 to be paid no later than November 30, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $50,240. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of November 30, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 3.41% risk free interest rate, and the fair value of common stock of $0.012 per share at date of grant, the Company determined the allocated fair value of the warrant to be $2,398. The Company has recorded this

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $200 for the year ended December 31, 2007 and for the period from inception to December 31, 2007.

At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $47,842 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. There is no amortization as of year-end due to the amendment date of the note. No payments were made or due during the year.

OTHER NOTES PAYABLE

On July 31, 2007,  the Company  entered into a Convertible  Promissory  Note for
$350,000 for the acquisition of a 51% interest in the Rose Top (Rose Best) project (see Note 11 - Acquisitions and Investments). The note is to be paid no later than July 31, 2009 with 8% interest per annum. At any time and with 30 days written notice, the Company may convert the Promissory Note into preferred stock of the Company at mutually agreed upon terms. On December 12, 2007, the Company converted this note into 350,000 shares of the Company's Series D Preferred Stock. The accrued interest from inception to December 12, 2007 on the note in the amount of $10,354 in accrued interest was waived by the lender and disclosed as a gain under Other income (expense).

On May 2, 2007, Motorsports Emporium, Inc. ("Motorsports") entered into a Stock Sale and Purchase Agreement with Axia Group, Inc. ("Axia") and International Building Technologies, Inc. ("IBT"), pursuant to which Motorsports acquired 50,000,000 shares of IBT common stock (or approximately 80% of IBT's issued and outstanding common stock) from Axia for consideration consisting of (i) a $1,000,000 Convertible Note and (ii) 20,000,000 shares of Motorsports' common stock. On September 27, 2007, the Company and Axia Group, Inc. renegotiated and agreed to amend the terms and conditions of the Stock Sale and Purchase Agreement to rescind the $1,000,000 Convertible Note. See Note 11 - Acquisition and Investments.

NOTE 7:  RELATED PARTY TRANSACTIONS

During 2007, the Company engaged in the following related party transactions:

CHANGE IN CONTROL AND PAYMENT OF ACCRUED WAGES AND OFFICERS' SALARY

As discussed in Note 2 - Material Events, on March 14, 2007, the Company entered into a Stock Sale and Purchase Agreement with Mr. David W. Keaveney, the Company's Chief Executive Officer during that time ("Keaveney") and Mr. Kenneth Yeung ("Yeung"), pursuant to which:

     a. Keaveney sold his ownership interest in 200,000 shares of the Company's Series C Preferred Stock ("Preferred C") to Yeung for a purchase price of $10,000 (the shares were sold for $10,000, the exact value amount Keaveney exchanged for accrued wages when he received the Preferred C shares);
     b. Yeung agreed to immediately pay off an aggregate of $202,470 of the Company's liabilities, which debt reductions were intended to reduce outstanding liabilities, including $48,788 owed by the Company to David Keaveney for accrued salary and $38,115 owed by the Company to Rhonda Keaveney, the Company's Chief Operating Officer, for accrued salary. A balance of $37,500 in accrued salary is due and owed to David Keaveney in which the Company has agreed to pay to Keaveney over 6 months with six payments of $7,250 per month beginning July 31, 2007. As of December 31, 2007 $0 has been paid.

Additionally, wages were paid to David Keaveney totaling $14,308 and to Rhonda Keaveney totaling $4,615 during the three months ended March 31, 2007. Total officers' salary expense for the three months ended March 31, 2007 was

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


approximately $61,499. The balance of the $43,500 accrued salary owed to David Keaveney was $37,500 prior to Keaveney forgiving the accrued salary on December 3, 2007. The company recognized the $37,500 as a gain under Discontinued Operations on disposal of asset. See Note 9 - Discontinued Operations.

SALE OF WEBSITE DEVELOPMENT COSTS

On January 25, 2007, the Company sold the Scalecars.com website to a third party for the agreed price of $15,000. The website development costs (net of accumulated amortization) of $8,478 were presented under the caption "Assets Held for Sale" on the December 31, 2006 balance sheet. The initial payment of $10,000 was paid directly to David Keaveney for accrued salary, and the remaining $5,000 cash was received by the Company during March 2007. The gain on sale of the website is included in the Consolidated Statement of Operations under the caption "Income on disposal of assets."

ACCRUED EXPENSES - SHAREHOLDERS

During the year Kenneth Yeung, the Company Chief Executive Officer was reimbursed and or advanced cash for various company related expenditures for traveling overseas. As of December 31, 2007 the balance of ($1,574) represents the total cash that was advanced to the Mr. Yeung in excess of accrued expenses.

During the year the Company issued 6,508,142 shares and $646 cash to a stockholder is for payment of $35,000 in accrued expenses owed. The fair market value of the shares issued was $72,347. Net accrued expenses at the year ended December 31, 2007 totaled $79,000

PAYMENT OF DEBT

During the year the Company issued 7,376,787 common shares valued at $96,190 and $431 cash to a stockholder for payment of principal and interest on a $250,000 convertible note that was originally issued on August 21, 2006 and subsequently amended on March 14, 2007. See Note 6 - Notes Payable & Debt Discounts.

During the year the Company issued 9,812,000 common shares valued at $16,746 to a stockholder for payment of principal and interest on a $129,240 amended convertible note dated May 8, 2007. See Note 6 - Notes Payable & Debt Discounts.

PROCEEDS FROM RELATED PARTIES

On September 17, 2007, the Company entered into a Convertible Promissory Note for $30,000 of proceeds received from a stockholder. See Note 6 - Notes Payable & Debt Discounts.

On November 30, 2007, the Company entered into a Convertible Promissory Note for $50,000 of proceeds received from a stockholder. See Note 6 - Notes Payable & Debt Discounts.

NOTE 8:  STOCKHOLDERS' EQUITY

PREFERRED STOCK

SERIES B PREFERRED STOCK
On December 10, 2007, the Company amended the Series B Preferred Stock to reduce the total authorized shares from 3,000,000 shares to 490,000 shares. All other attributes of Series B Preferred Stock remains unchanged.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


SERIES C PREFERRED STOCK

On July 20, 2006, the Company established and authorized up to 3,000,000 shares of no par value Series C Preferred Stock. On December 10, 2007 the Company redefined the rights of the Series C Preferred to reduce the authorized shares to 1,000,000 shares and to provide for mandatory redemption upon written request by the Company. According to the Statements of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," a financial instrument that is defined as "mandatorily redeemable" is classified as a liability. If the instrument embodies a conditional obligation, it is classified as "mandatorily redeemable" if the event occurs or becomes certain to occur. As of year-end, the conditional obligations of Series C Preferred Stock had not occurred nor were they certain to occur, resulting in equity treatment.

The Series C shares have the following voting powers, designations, preferences, limitations, restrictions and relative rights:

     a.   Designation: Series C Preferred Stock
     b.   Authorized Shares: 1,000,000
     c.   Liquidation Rights: None
     d. Mandatory Redemption Rights: Upon written request from the Company, Holder agrees to convert each Preferred Series C Stock to $5.00 worth of INBG stock on a mandatory basis.

SERIES D PREFERRED STOCK
During 2007, the Company designated a new series of preferred stock called Series D Preferred Stock. On December 10, 2007, the Company amended the Series D Preferred Stock to have the following attributes:

     a.   Authorized  Shares:  10,000,000
     b.   Dividends:  Yes, at management's discretion
     c.   Liquidation Rights: Yes
     d.   Voting Rights: None
     e.   Conversion  Rights:   Each  share  of  Series  D  Preferred  Stock  is
          convertible to $1.00 worth of common stock based on 70% of the average of the lowest 3 closing bid prices within the last 20 trading days preceding conversion.

On December 12, 2007, the Company issued 50,000 shares of Series D Preferred Stock to a Board of Director member as compensation for serving as Corporate Secretary and Director of the Company during 2007. Since the Series D Preferred Stock has a convertible feature, a Preferred Dividend of $50,000 was calculated in accordance with EITF 00-27.

SERIES E PREFERRED STOCK
On December 10, 2007, the Company designated a new series of preferred stock called the Series E Preferred stock with the following attributes:

     a.   Authorized Shares: 10,000,000
     b.   Dividends: Yes, at management's discretion
     c.   Liquidation Rights: Yes
     d.   Voting Rights: None
     e. Conversion Rights: One year after issuance each share of Series E Preferred Stock is convertible to $1.00 worth of common stock based on 80% of the average closing sales prices for the 10 trading days preceding conversion.

The Company originally issued a $350,000 Convertible Promissory Note as a deposit to purchase 51% of the Rose Top Project from Suining Yinfa Construction and Engineering Co., Ltd. On December 12, 2007, the Company converted the

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


Promissory Note into 350,000 shares of the Company's Series E Preferred Stock. Even though the Series E Preferred Stock has a convertible feature the preferred shares are not convertible until December 2008.

COMMON STOCK

CONSULTING SERVICES

During the year ended December 31, 2007, the Company issued 25,644,210 shares of common stock valued $329,302 to consultants for contracted services rendered. Of this amount 25,425,307 shares of the Company's common stock valued at $318,169 were issued various consultants related to current operations of the company. The balance of 218,903 shares of the Company's common stock valued at $11,133 was issued to various consultants related to discontinued operations.

COMMON STOCK ISSUED FOR REPAYMENT OF DEBT

During the year ended December 31, 2007, the Company issued a total of 17,908,788 shares of common stock valued $154,496 for payment and settlement of debt. Of this amount, 720,001 shares of the common stock valued at $26,000 were issued without registration under the Securities Act of 1933. The details are as follows:

     - During the first quarter 2007, 166,667 shares of the Company's common stock were issued to an officer for repayment of debt in lieu of cash. The shares were valued at $5,000 and were issued at market price.
     - During the second quarter of 2007, the Company issued 333,334 shares of common stock valued at $23,333 to a third party to cancel a debt in the amount of $10,000.
     - During the second quarter of 2007, the Company issued 220,000 shares of common stock valued at $13,200 to a third party to cancel a debt in the amount of $11,000.
     - On August 21, 2006, the Company issued a $250,000 convertible note payable to a shareholder and an entity owned by such shareholder in exchange for the retirement of the shareholder's Series B Preferred stock and all related accrued interest. See Note 6 - Note Payable & Debt Discounts. On March 14, 2007, the Note was amended with the monthly payments of $4,395 deferred until June 1, 2007 and the due date extended from August 30, 2007 to May 30, 2008. At any time after giving notice, the Holder has the option to convert all or part of the remaining balance of the note into common stock of the Company based on 75% of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversion shall not exceed 4.99% of the then outstanding shares of common stock of the Company. During the second quarter of 2007, the note Holder was issued 1,979,771common shares valued at $70,531 for the payment of principal and interest on debt. During the third quarter of 2007, the note Holder was issued 450,824 common shares valued at $8,791 for the payment of principal and interest on debt. During the fourth quarter of 2007 the note Holder was issued 4,946,192 common shares valued at $16,868 for the payment of principal and interest on debt.
     - On May 8, 2007, the Company amended an earlier Promissory Note for $129,240. At any time after giving notice, the Holder has the option to convert all or part of the remaining balance of the note into common stock of the Company based on 70% of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversion shall not exceed 4.99% of the then outstanding shares of common stock of the Company. The note was bifurcated and assigned to two separate Note Holders, see
          Note 6 - Note Payable & Debt Discounts. During the fourth quarter both note holders were issued 9,812,000 common shares valued at $16,746 for the payment of principal and interest on debt.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


COMMON STOCK ISSUED FOR ASSET PURCHASE

On May 2, 2007, the Company entered into a Stock Sale and Purchase Agreement with Axia Group, Inc. ("Axia"), IBT and its Hong Kong subsidiary IBT Hong Kong, pursuant to which the Company acquired 50,000,000 shares of IBT's common stock from Axia for 20,000,000 common shares of the Company valued at $1,300,000. The value of the 20,000,000 common shares issued was determined based on the average market price of the Company's common shares over the 2-day period before and the terms of the acquisition were agreed to and announced (see Note 11 - Acquisitions and Investments). These shares were issued without registration under the Securities Act of 1933.

COMMON STOCK ISSUED FOR CASH

During the year, the Company sold 1,187,840 shares of common stock to investors for $25,839 in cash. These shares were issued without registration under the Securities Act of 1933.

NOTE 9: DISCONTINUED OPERATIONS

DISCONTINUED OPERATIONS

At the end of the first quarter of 2007 the Company discontinued all operations related to the motor sports business due to increased manufacturer's prices, slowing retail sales, increased competition from online auction sites and the consolidation of the die cast industry. This includes operations by its wholly owned subsidiaries Scottsdale Diecast, Inc. ("SDI") and Quadriga Motorsports, Inc. ("Quadriga"). The Company has since shifted focus to developing and manufacturing lightweight panel technology. No income tax expense has been recorded related to the discontinued operations given the Company's net operating loss carry forwards and related valuation allowances. All activity during the current year related to the motor sports business has been reclassified to present the operations as discontinued operations. Prior year financial statements for 2006 have also been reclassified to present the operations of the motor sports business as discontinued operations.

The following assets and liabilities have been segregated and included in Assets held for sale and Liabilities held for sale, as appropriate, in the consolidated balance sheets as of December 31, 2007 and 2006, that relates to our motor sports business:

                                                           December 31,
                                                   --------------------------
                                                     2007              2006
                                                   --------          --------
ASSETS
  Accounts receivable                              $     --          $    267
  Inventory                                              --             3,422
  Other current assets                                   --            11,675
  Fixed assets, net of depreciation                      --             7,515
  Intangible assets, net of amortization                 --            19,227
                                                   --------          --------
  Assets held for sale                             $     --          $ 42,106
                                                   ========          ========

Liabilities
  Accounts payable and accrued expenses            $     --          $273,454
                                                   --------          --------
  Liabilities held for sale                        $     --          $273,454
                                                   ========          ========

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


The following amounts, related to our motor sports business, have been segregated from continuing operations and included in Discontinued operations in the consolidated statements of operations:

                                                                             December 31,
                                                                  ---------------------------------
                                                                     2007                  2006
                                                                  -----------           -----------
Retail sales                                                      $        --           $    57,853
Cost of sales                                                              --                83,998
                                                                  -----------           -----------
Gross profit                                                               --               (26,145)
                                                                  -----------           -----------
Operating expenses:
  Selling, general and administrative                                 170,040             1,121,756
  Depreciation and amortization                                        11,740                 7,788
                                                                  -----------           -----------
      Total operating expenses                                        181,780             1,129,544
                                                                  -----------           -----------
Operating loss                                                       (181,780)           (1,155,689)
                                                                  -----------           -----------
Other income (expense):
  Interest income                                                          --                    48
  Interest expense                                                    (12,642)              (28,489)
  Legal settlement expense                                                 --               (40,496)
  Gain on reversal of contingency accrual                                  --               150,057
  Loss on extinguishment of debt                                       70,728              (116,405)
  Other income (expense)                                               (4,956)                1,263
                                                                  -----------           -----------
      Total other income (expense)                                     53,130               (34,022)
                                                                  -----------           -----------
Loss from discontinued operations                                 $  (128,650)          $(1,189,711)
                                                                  ===========           ===========

NOTE 10: INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. Federal Jurisdiction, and various states and foreign jurisdictions. No provision for Hong Kong Profits Tax has been made for the periods presented as the Company and its subsidiaries operating in Hong Kong have no assessable profits during the years being reported.

The Company believes sufficient uncertainty exists regarding the realization of net operating loss carryforwards and other timing differences for the periods presented. Accordingly, a valuation allowance has been provided for the entire amount related thereto. The valuation allowance increased by approximately $198,025 and $210,539 during the years ended December 31, 2007 and 2006, respectively.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


The income tax provision differs from the amount of income tax determined by applying the U.S. Federal and State income tax rates of 39% to pretax income for the years ended December 31, 2007 and 2006 due to the following:

                                               Year Ended December 31,
                                           -----------------------------
                                             2007                2006
                                           ---------           ---------
     Book income                           $(472,205)          $(463,986)
     Stock for services/option expense       163,800             149,642
     Accrued wages                           (21,188)             40,103
     Settlement                                   --              48,338
     Beneficial conversion                    91,229                  --
     Warrant amortization                     32,763                  --
     Minority interest                         5,850                  --
     Other                                     1,726              15,364
     Valuation Allowance                     198,025             210,539
                                           ---------           ---------
     Total Income tax provision            $      --           $      --
                                           =========           =========

As  of  December  31,  2007  the  Company  has  available  net  operating   loss
carryforwards for federal and state income tax purposes of approximately $2,547,255 and $744,783 which expire principally through 2027 and 2024, respectively. State net operating loss carryforwards are based on federal net operating losses, which are limited to certain percentages and carryover periods based on the year incurred. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards will be limited due to a cumulative change in ownership of more than 50% that occur during the year.

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

                                              Year Ended December 31,
                                           -----------------------------
                                             2007                2006
                                           ---------           ---------
     Deferred tax assets:
       NOL carryover                       $ 993,429           $ 795,404
       Accrued Wages                              --              91,880
       Depreciation                            6,011                  --
     Deferred tax liabilities:
        Depreciation                                              (1,300)
     Valuation Allowance                    (999,440)           (885,984)
                                           ---------           ---------
     Total Income tax provision            $      --           $      --
                                           =========           =========

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States and certain foreign jurisdictions. With a few exceptions, the company is no longer subject to U. S. Federal, state or non-U.S. Income tax examination by tax authorities on tax returns filed before January 31, 2004. The Company recently filed an extension for the U. S. Federal return for the year ended December 31, 2007. The company has filed its 2006 U.S. Federal return. These U. S. federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


NOTE 11: ACQUISITIONS AND INVESTMENTS

INTERNATIONAL BUILDING TECHNOLOGIES, INC.

On May 2, 2007, the Company entered into a Stock Sale and Purchase Agreement with Axia Group, Inc. ("Axia"), IBT and its Hong Kong subsidiary IBT Hong Kong, pursuant to which the Company acquired 50,000,000 shares of IBT's common stock (or approximately 80% of IBT's issued and outstanding common stock) from Axia for consideration of $2,300,000 consisting of a (i) $1,000,000 Convertible Note and (ii) 20,000,000 common shares of the Company valued at $1,300,000. Subsequently, on September 27, 2007, the Company and Axia Group renegotiated the terms and agreed to rescind the $1,000,000 Convertible Promissory Note, changing the purchase price to $1,300,000. The value of the 20,000,000 common shares issued was determined based on the average market price of the Company's common shares over the 2-day period before the terms of the acquisition were agreed to and announced.

IBT owns the rights to manufacture and sell light weight building panels used in construction all over the world. The building panels can be used in a variety of ways to erect buildings up to six stories tall without the need of a traditional wood or steel frame structure. It is also versatile in its use and can be used to create unique architectural design elements. Management believes that the Company's panel based building technology allows for the rapid, cost effective construction of residential, commercial, and high-rise buildings utilizing materials that are greater in strength and appearance, economical and eco-friendly. Based on standard building codes prescribed by authorities worldwide, the Company's technology will meet and exceed the minimum requirements. The Company also provides customers with architectural design, panel supply, installation supervision, engineering, training, and technical support. IBT Hong Kong has contractual rights and business relationships to do business in China.

The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standard No. 141, " Business Combinations". The total purchase price was allocated as follows:

     Cash                         $     6,207
     Fixed assets                       6,271
     Other assets                       3,539
     Current liabilities               (4,294)
     Minority Interest                (15,000)
     Goodwill                       1,303,277
                                  -----------
     Purchase price               $ 1,300,000
                                  ===========

Goodwill is subject to an annual impairment test. The Company has conducted an annual impairment test on the goodwill and concluded that the there is no impairment on the asset as of December 31, 2007.

The following is the supplemental pro forma information that discloses the results of operations as though the business combination had been completed as of the beginning of the period being reported on. A gain in the amount of $77,000 was recognized prior to the acquisition by the Company. This relief of debt by the debt holder was part of the Stock Sale and Purchase Agreement. This item is a nonrecurring item and only applies to pro forma results of operations. During the corresponding periods in the preceding year, IBT had no activity and the subsidiary IBT Hong Kong was not in existence.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


               INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
               PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Year Ended December 31,
                                                                  -----------------------------------
                                                                      2007                   2006
                                                                  ------------           ------------
Operating loss                                                    $   (746,620)          $         --
Other income (expense):
  Interest income                                                          385                     --
  Interest expense                                                    (309,585)                    --
  Gain on extinguishment of debt                                         6,157                     --
  Minority interest in net loss of subsidiary                           15,000                     --
  Other income (expense)                                                 3,051                     --
                                                                  ------------           ------------
      Total other income (expense)                                    (284,992)                    --
                                                                  ------------           ------------
Loss from continuing operations                                     (1,031,612)                    --
                                                                  ------------           ------------
Discontinued operations:
  Income (loss) from operations of discontinued business              (199,378)            (1,223,863)
  Income (loss) on disposal of assets                                   70,728                 34,152
                                                                  ------------           ------------
Income (loss) on discontinued operations                              (128,650)            (1,189,711)
                                                                  ------------           ------------
Net loss                                                            (1,160,263)            (1,189,711)

Preferred dividend                                                     (50,000)                    --
                                                                  ------------           ------------
Net loss attributable to common share                               (1,210,263)            (1,189,711)
                                                                  ============           ============
Other comprehensive income:
  Foreign Currency Translation                                             (73)                    --
                                                                  ------------           ------------
Comprehensive income (loss)                                       $ (1,210,336)          $ (1,189,711)
                                                                  ============           ============
Net loss per common share - basic and diluted
  Continuing operations                                           $      (0.04)          $         --
                                                                  ============           ============
  Discontinued operations                                         $      (0.01)          $      (0.65)
                                                                  ============           ============
  Net loss per common share                                       $      (0.05)          $      (0.65)
                                                                  ============           ============
Weighted average common shares outstanding:
  Basic                                                             23,586,631              1,816,896
                                                                  ============           ============

SUINING YINFA CONSTRUCTION AND ENGINEERING CO. - ROSE TOP GRADE PROJECT (INVESTMENT)

In July 2007, IBT Hong Kong , entered into an asset and purchase agreement with China based Suining Yinfa Construction & Engineering Co, Ltd. for 51% interest in a Chinese building project named Rose Top Grade (Rose Best) Project. The Rose Best Project, is located in the Sichuan Province of China and consists of four upscale residential apartment buildings with a total building area of 537,000 square feet. The 50,000,000 RMB (approximately $6,700,000 USD) project is anticipated to generate revenues over the next 12 months, 51% of which will be allocated to our subsidiary IBT Hong Kong. We purchased 51% of the Rose Best Project from Suining Yinfa for a $350,000 USD Convertible Promissory Note, payable July 2009. On December 12, 2007, the Company converted this note into

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


350,000 shares of the Company's Series E preferred stock. As of December 31, 2007 the $350,000 deposit is held as a deposit on the Consolidated Balance Sheet and will not be considered an investment in the joint venture of the project until Suining Yinfa Construction & Engineering Co, Ltd. has completed the foundation ("Ground Zero") for the project pursuant to the agreement.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

ROYALTIES

Under the terms of the license agreement described in Note 5 - Intangible Assets, the Company is obligated to pay Michael Wachholz a royalty equal to 7% of all revenues generated through the sale of GS610 brake fluid. Due to the change in business from the motor sports business to the manufacture of light weight building panels, the license was abandoned in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." As a result no royalties were generated in 2007 or 2006.

LITIGATION

As of December 31, 2007 there is no threatened or pending litigation against the Company. The following lawsuit below was settled on April 16, 2007:

CASE NUMBER 05CV5129 X-CLEARING CORPORATION V. MOTORSPORTS EMPORIUM, INC.

During the third quarter of 2005, the Company was made a defendant in the matter of X-Clearing Corporation, FKA Global Stock Transfer and Global Securities Transfer v. Ten Stix, Inc., NKA MotorSports Emporium, Inc., filed on July 1, 2005, in the District Court for the City and County of Denver Colorado, case number 05CV5129. The plaintiff alleged breach of contract, collection of debts owed and bad faith pertaining to activities of prior management and sought damages in excess of $35,000. In July 2006, a judgment was entered in favor of X-Clearing Corporation against MotorSports Emporium for the principal amount of $16,856 plus prejudgment interest of $3,640, in addition to costs and reasonable attorney fees. On November 27, 2006, the judgment was domesticated in Arizona (CV2006-018060 and CV2006-018061) for the amount of $20,496, costs of $912 and attorney fees of $19,231. The judgment will accrue interest at the rate of 8% per annum until paid.

On April 16, 2007, the Company paid X-Clearing $32,000 in cash and approximately $958 also in cash to Ikon for costs of copying or printing transfer agent records. Such amounts were accrued during the previous year.

NOTE 13: STOCK OPTIONS AND WARRANTS

EMPLOYEE STOCK OPTIONS

The Company's stock options awarded to employees contain a variable exercise price that is dependent upon the market price of the Company's common stock at the date of exercise and, therefore, are accounted for as variable awards.
During the years ended December 31, 2007 and 2006, the Company recognized $30,698 and $383,698, respectively, of compensation expense associated with stock options of which has been reclassified to discontinued Operation.

All shares were granted in 2006 and the first quarter of 2007 and were valued based on quoted market prices on the date of grant. All granted shares were fully exercised by the first quarter of 2007 and were expensed at that time.

As of December 31, 2007 the Company had no stock options outstanding.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


The following chart summarizes the Stock Options activity of the Company as of period ended December 31, 2007.

                                                      Weighted Average
             Date                        Shares        Exercise Price
             ----                        ------        --------------
     Outstanding 12/31/2006                   --           $  --
     Granted                             478,721            0.05
     Exercised                          (478,421)           0.05
     Expired                                  --              --
                                        --------           -----
     Outstanding at 12/31/2007                --           $  --
                                        ========           =====

WARRANTS

The Company issued warrants in connection with the promissory notes signed during the year ended December 31, 2007. Each warrant gives the holder the right to subscribe to and purchase from the Company one share of the Company's common stock, par value of $0.001, exercisable at $0.25 per share any time after date of issuance and is set to expire five years after date of issuance. The Company issued a total of 2,104,000 warrants for the year ended December 31, 2007.

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

                                           Year Ended December 31,
                                                   2007
                                             -----------------
     Expected volatility                     211.36% - 332.74%
     Weighted-average volatility                        30.16%
     Expected dividends                     $              --
     Expected term (in years)                               5
     Risk-free rate                             3.4% -   4.76%

The following table summarizes the warrants the Company issued as of the year ended December 31, 2007.

                                                                              Weighted-
                                                                Weighted-      Average
                                                                 Average      Remaining       Aggregate
                                                Warrant          Exercise    Contractual      Intrinsic
               Warrants                          Shares           Price         Term            Value
               --------                          ------           -----         ----            -----
     Outstanding at December 31, 2006                 --          $  --
     Granted                                   2,104,000          $0.25
     Exercised                                        --          $  --
     Forfeited or expired                             --          $  --
                                               ---------          -----       ---------       ---------
     Outstanding at December 31, 2007          2,104,000          $0.25               5       $ 128,931
                                               =========          =====       =========       =========
     Exercisable at December 31, 2007          2,104,000          $0.25               5       $ 128,931
                                               =========          =====       =========       =========

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                           December 31, 2007 and 2006


NOTE 14:  SUBSEQUENT EVENTS

     - On January 14, 2008, the Company signed a settlement agreement whereby the Company agreed to pay a previous shareholder $10,000 in cash and 3,000,000 shares of the Company's common stock (without registration under the Securities Act of 1933) as additional and final consideration for the Series B Preferred shares he sold back to the Company.
     - On January 16, 2008, the Company issued two Convertible Promissory Notes totaling $30,000 with 10% interest rate, due date of December 31, 2008, and a conversion clause which allows the Payee to convert up to 4.99% of the Company's outstanding stock at 60% of the average of the 3 lowest closing bid prices within the past 20 trading days prior to conversion.
     - On January 18, 2008, the Company signed a MOU with Hangzhou Construction Engineering Group Co., Ltd to build two structures, totaling approximate 59,000 square feet, with the Company's panel technology and products in the city of Changchun, Jilin Province of China.
     - In January 2008, the Company issued 1,904,762 shares of its common stock valued at $5,000 for past unpaid Consulting services. The Company also issued 8,748,574 shares of its common stock valued at
          $22,387 for repayment of debt. Additionally, the Company issued 3,000,000 shares of its common stock (unregistered under the Securities Act of 1933) valued at $7,500 for the settlement of debt mentioned above.
     - In January 2008, the Rose Top project, in which the company has a $350,000 deposit, reached Ground Zero. Pursuant to the contract the joint venture has become effective. As of January 31, 2008, the project booked approximately US $1.8 million in progress payments. The project is expected to book a total of approximately US $6.7 million in revenues once it is completed. The Company has a 51% interest in the income and loss of the joint venture. The Company is not assured of any receipt of cash payments in the investment.
     - On February 12 and again on February 27, 2008, the Company issued two Convertible Promissory Notes totaling $35,000 with 10% interest rate, due date of December 31, 2009, and a conversion clause which allows the Payee to convert up to 4.99% of the Company's outstanding stock at 60% of the average of the 3 lowest closing bid prices within the past 20 trading days prior to conversion.
     - In February 2008, the Company issued 2,992,064 shares of the Company's common stock valued at $11,250 for past unpaid Consulting services. The Company also issued 1,703,698 shares of its stock valued at $4,396 for repayment of debt.
     - On March 1, 2008, the Company signed a finance agreement for $10,800, with monthly payments of $1,254, to finance the purchase of the Company's Directors and Officers Insurance.
     - On March 13 and again on March 18, 2008, the Company issued two Convertible Promissory Notes totaling $30,000 with 10% interest rate, due date of December 31, 2009, and a conversion clause which allows the Payee to convert up to 4.99% of the Company's outstanding stock at 60% of the average of the 3 lowest closing bid prices within the past 20 trading days prior to conversion.
     - On March 17, 2008, the Company authorized the adoption of the Company's Code of Ethics (attached as an exhibit).
     - In March 2008, the Company issued 14,595,874 shares of its stock valued at $23,251 for repayment of debt. The Company also issued 9,282,629 shares of the Company's common stock valued at $15,848 for consulting services. Additionally, the Company issued 2,666,667 shares of its stock valued at $5,000 for past consulting services.