Form 10-Q
period 2008-03-31
International Building Technologies Group, Inc.
filed 2008-05-09
CIK 1075993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2008
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition from ____________ to ____________.

                         Commission File Number: 0-32323


                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                               20-1217659
(State or other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

  1151 Harbor Bay Parkway, Suite 202
             Alameda, CA                                           94502
(Address of principal executive offices)                         (Zip code)

                    Issuer's telephone number: (510) 814-3778

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 7, 2008, there were 183,648,973 outstanding shares of the Registrant's Common Stock, $.001 par value.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                               Report on Form 10-Q

                      For the Quarter Ended March 31, 2008

                                      INDEX
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION...............................................  3

     Item 1.  Financial Statements...........................................  3

          Condensed Consolidated Balance Sheet ..............................  3

          Condensed Consolidated Statements of Operations....................  4

          Condensed Consolidated Statements of Cash Flows....................  5

          Notes..............................................................  7

     Item 2.  Management's Discussion and Analysis or Plan of Operation...... 24

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..... 29

     Item 4.  Controls and Procedures........................................ 29

PART II - OTHER INFORMATION.................................................. 30

     Item 1.  Legal Proceedings.............................................. 30

     Item 1A. Risk Factors................................................... 30

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.... 30

     Item 3.  Defaults Upon Senior Securities................................ 30

     Item 4.  Submission of Matters to a Vote of Security Holders............ 30

     Item 5.  Other Information.............................................. 30

     Item 6.  Exhibits....................................................... 31

SIGNATURES... ............................................................... 32

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              March 31,            December 31,
                                                                                2008                  2007
                                                                             -----------           -----------
                                                                             (Unaudited)
                                     ASSETS
Cash                                                                         $    17,064           $    32,970
Deposit on Suining Rosetop Project                                                    --               350,000
Other current assets                                                              15,425                 1,765
                                                                             -----------           -----------
Total current assets                                                              32,489               384,735
                                                                             -----------           -----------
Fixed assets, net of depreciation                                                  2,032                 2,766
Other assets                                                                       5,398                 5,380
Goodwill                                                                       1,303,277             1,303,277
                                                                             -----------           -----------
Total assets                                                                 $ 1,343,196           $ 1,696,158
                                                                             ===========           ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
  Accounts payable and accrued expenses                                      $   108,607           $    40,825
  Accrued expenses - related parties                                              67,891                77,426
  Notes payable, net                                                               9,642                    --
  Notes payable to shareholders, net                                             180,420               135,253
                                                                             -----------           -----------
Total current liabilities                                                        366,560               253,504
                                                                             -----------           -----------

Long term notes payable, net                                                      78,303               115,834
Long term notes payable to shareholders, net                                     146,541                23,103
                                                                             -----------           -----------
Total long term liabilities                                                      224,844               138,937
                                                                             -----------           -----------
Total liabilities                                                                591,404               392,441
                                                                             -----------           -----------
COMMITMENT & CONTINGENCY                                                              --                    --

MINORITY INTEREST                                                                     --                    --

STOCKHOLDERS' EQUITY
  Preferred A stock, $250 par value, 10,000 shares authorized;
   96 shares issued and outstanding                                               24,000                24,000
  Preferred C stock, no par value, 1,000,000 shares authorized;
   200,000 shares issued and outstanding                                          10,000                10,000
  Preferred D stock,  $.01 par value, 10,000,000 shares authorized;
   50,000 shares issued and outstanding                                              500                   500
  Preferred E stock, $.01 par value, 10,000,000 shares authorized;
   0 and 350,000 shares issued and outstanding                                        --                 3,500
  Common stock; $.001 par value, 500,000,000 shares authorized;
   113,093,182 and 68,198,914 issued and outstanding                             113,094                68,199
  Additional paid-in capital                                                   7,623,969             7,773,064
  Stock payable                                                                   35,000                    --
  Accumulated deficit - Prior to reentering development stage                 (5,534,336)           (5,534,336)
  Accumulated deficit - From inception of reentering development
   stage on 4/1/2007                                                          (1,520,368)           (1,041,137)
  Other comprehensive income                                                         (67)                  (73)
                                                                             -----------           -----------
Total stockholders' equity                                                       751,792             1,303,717
                                                                             -----------           -----------
Total liabilities and stockholders' equity                                   $ 1,343,196           $ 1,696,158
                                                                             ===========           ===========

     See accompanying notes to condensed consolidated financial statements.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                                                        Cumulative
                                                             Three Months Ended March 31,            Since Reentering
                                                         -----------------------------------        Deveplopment Stage
                                                             2008                   2007           4/1/2007 - 3/31/2008
                                                         ------------           ------------       --------------------
Retail sales                                             $         --           $         --           $         --
Cost of sales                                                      --                     --                     --
                                                         ------------           ------------           ------------
Gross profit                                                       --                     --                     --
                                                         ------------           ------------           ------------
Operating expenses:
  Selling, general and administrative                         215,949                     --                882,556
  Depreciation and amortization                                   735                     --                  4,239
                                                         ------------           ------------           ------------
      Total operating expenses                                216,684                     --                886,795
                                                         ------------           ------------           ------------
Operating loss                                               (216,684)                    --               (886,795)
                                                         ------------           ------------           ------------
Other income (expense):
  Interest income                                                  19                     --                    376
  Interest expense                                           (204,116)                    --               (513,701)
  Lost on settlement                                          (23,500)                    --                (23,500)
  Loss on Investment                                          (35,000)                    --                (35,000)
  Loss on extinguishment of debt                                   --                     --                (70,843)
  Minority interest in net loss of subsidiary                      --                     --                 15,000
  Other income (expense)                                           50                     --                  3,100
                                                         ------------           ------------           ------------
      Total other income (expense)                           (262,547)                    --               (624,568)
                                                         ------------           ------------           ------------
Loss from continuing operations                              (479,231)                    --             (1,511,363)
                                                         ------------           ------------           ------------
Discontinued operations:
  Loss from operations of discontinued business                    --               (179,315)               (20,063)
  Income on disposal of assets                                     --                  9,670                 61,058
                                                         ------------           ------------           ------------
Income (loss) on discontinued operations                           --               (169,645)                40,995
                                                         ------------           ------------           ------------
Net loss                                                     (479,231)              (169,645)            (1,470,368)

Preferred dividend                                                 --                     --                (50,000)
                                                         ------------           ------------           ------------
Net loss attributable to common shareholders                 (479,231)              (169,645)            (1,520,368)
                                                         ------------           ------------           ------------
Other comprehensive income
  Foreign Currency Translation                                      6                     --                    (67)
                                                         ------------           ------------           ------------
Comprehensive loss                                       $   (479,225)          $   (169,645)          $ (1,520,435)
                                                         ============           ============           ============
Net loss per common share - basic and diluted
  Continuing operations                                  $      (0.01)          $         --
                                                         ============           ============
  Discontinued operations                                $         --           $      (0.05)
                                                         ============           ============
  Net loss per common share                              $      (0.01)          $      (0.05)
                                                         ============           ============
Weighted average common shares outstanding:
  Basic and Diluted                                        87,977,281              3,707,087
                                                         ============           ============

     See accompanying notes to condensed consolidated financial statements.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                                             Cumulative
                                                                      Three Months Ended March 31,        Since Reentering
                                                                     -----------------------------       Deveplopment Stage
                                                                        2008              2007          4/1/2007 - 3/31/2008
                                                                     -----------       -----------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                $  (479,231)      $        --           $(1,511,363)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                            734                --                 4,239
     Notes issued for services                                            40,000                --                40,000
     Amortization of debt discounts                                       33,862                --               117,869
     Loss on extinguishment of debt                                           --                --               (70,843)
     Loss on Investment                                                   35,000                --                35,000
     Interest expense associated with beneficial conversion feature      149,856                --               433,777
     Director stock based compensation                                        --                --                50,000
     Common stock issued for services                                         --                --               318,169
     Common stock issued for settlement                                   13,500                --                13,500
     Common stock issued for interest payment on debt                      8,874                --                26,310
     Minority interest in net loss of subsidiary                              --                --               (15,000)
  Changes in assets and liabilities:
     Prepaid expenses                                                     (2,878)               --                (6,483)
     Accounts payable and accrued expenses                                85,159                --               125,092
     Accrued expenses - related parties                                    5,465                --                  (535)
                                                                     -----------       -----------           -----------
          Net cash used in continuing operations                        (109,659)               --              (440,268)
          Net income (loss) from continuing operations                        --          (169,645)               40,995
          Net cash provided by (used in) discontinued operations              --             1,480               (83,796)
                                                                     -----------       -----------           -----------
          Net cash used in operating activities                         (109,659)         (168,165)             (483,069)
                                                                     -----------       -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash used in continuing operations                                      --                --                    --
  Net cash provided by discontinued operations                                --            15,000                    --
                                                                     -----------       -----------           -----------
          Net cash provided by in investing activities                        --            15,000                    --
                                                                     -----------       -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                               22,500                --               102,500
  Proceeds from notes payable                                             72,500           202,470               326,030
  Repayments of notes payable                                             (1,253)          (20,000)               (1,253)
  Proceeds from issuance of common stock                                      --            20,000                 1,464
  Proceeds from issuance of common stock for asset purchase                   --                --                 6,206
  Proceeds from exercise of stock options                                     --             4,375                 4,375
                                                                     -----------       -----------           -----------
          Net cash provided by financing activities                       93,747           206,845               439,322
                                                                     -----------       -----------           -----------

     See accompanying notes to condensed consolidated financial statements.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                   (CONTINUED)

                                                                                                             Cumulative
                                                                      Three Months Ended March 31,        Since Reentering
                                                                     -----------------------------       Deveplopment Stage
                                                                        2008              2007          4/1/2007 - 3/31/2008
                                                                     -----------       -----------      --------------------
Effect of exchange rate changes on cash                                        6                --                   (67)

Cash and cash equivalents:
  Increase (decreae) in cash                                             (15,906)           53,680               (43,814)

CASH, beginning of period                                                 32,970             7,200                60,878
                                                                     -----------       -----------           -----------
CASH, end of period                                                  $    17,064       $    60,880           $    17,064
                                                                     ===========       ===========           ===========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                             $        95       $        --           $        95
                                                                     ===========       ===========           ===========
  Cash paid for income taxes                                         $        --       $        --           $        --
                                                                     ===========       ===========           ===========
Non-cash discontinued operation activities
  Employee stock based compensation                                  $        --       $        --           $    30,698
  Common stock issued to third parties for services                  $        --       $        --           $    11,133
  Issuance of common stock for debt & accrued expenses               $        --       $     5,000           $    36,534
Non-cash financing and investing activities:
  Issuance of Note for accrued expenses                              $    40,000       $        --           $    83,798
  Common stock issued for services                                   $    44,283       $        --           $    44,283
  Issuance of common stock for payment of debt                       $    50,037       $        --           $   145,536
  Issuance of common stock for settlement                            $    13,500       $        --           $    13,500
  Issuance of Preferred E Stock for deposit on the Rosetop Project   $        --       $        --           $   350,000
  Cancelation of Rosedop project and related Preferred E Stock       $  (350,000)      $        --           $  (350,000)
  Issuance of common stock for Purchase of Company                   $        --       $        --           $ 1,300,000

During 2007, the Company issued common stock valued at $1,300,000 in connection with the acquisition of International Building Technologies, Inc. The Company received assets valued at $15,953, assumed liabilities of $3,947, and minority interest of $15,000, resulting in Goodwill of $1,302,994.

      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                      March 31, 2008 and December 31, 2007


NOTE 1: ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

International Building Technologies Group, Inc. (OTCBB: INBG) (the "Company") is a developer and provider of a panel based building technology which can be used in a variety of ways to erect buildings up to six stories tall without the need of a traditional wood or steel frame structure. The panel based building technology is also versatile in its use and can be used to create unique architectural design elements. Management believes that the Company's panel based building technology allows for the rapid, cost effective construction of residential, commercial, and high-rise buildings utilizing materials that are greater in strength and appearance, economical and eco-friendly. Based on standard building codes prescribed by authorities worldwide, the Company's technology will meet and exceed the minimum requirements. The Company also provides customers with architectural design, panel supply, installation supervision, engineering, training, and technical support. The Company has offices in Shanghai, China and Alameda, California.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB. Operating results for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Inventories, plant, rental machines and other property-net, and other non-monetary assets and liabilities of non-U.S. subsidiaries and branches that operate in U.S. dollars, or whose economic environment is highly inflationary, are translated at approximate exchange rates prevailing when the company acquired the assets or liabilities. All other assets and liabilities are translated at the quarter ended March 31, 2008 exchange rates. Cost of sales and depreciation are translated at historical exchange rates. All other income and expense items are translated at the weighted-average rates of exchange prevailing during the year.

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                      March 31, 2008 and December 31, 2007


Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for the quarter ended March 31, 2008 (denoted in Hong Kong dollars per one U.S. dollar):

                                                       2007
                                                    -----------
     Current exchange rate at March 31,             $7.7819 HKD
     Weighted average exchange rate                 $7.7943 HKD

There were no U.S. subsidiaries that operate in a local currency environment in the respective quarter ended March 31, 2008.

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies have not changed from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2: MATERIAL EVENTS

RE-ENTERING DEVELOPMENT STAGE

On April 1, 2007, the company re-entered the development stage. The company has changed from the motor sports business to the business of building and construction of lightweight panels. The Company has devoted most of its efforts to establishing a new business, raising capital, establishing sources of supply, acquiring property, plant, equipment, and other operating assets. All activity during fiscal year 2007 related to the motor sports business has been reclassified to present the operations as discontinued operations. Fiscal year 2006 financial statements have also been reclassified to present the operations of the motor sports business as discontinued operations. Please see Note 7 - Discontinued Operations.

CHANGE OF CORPORATE NAME

On May 21, 2007, the Board of Directors and the majority of the shareholders of the Company passed a resolution to amend the Company's articles of incorporation to change its name to International Building Technologies Group, Inc. Such amendment became effective on August 6, 2007.

RESCISSION OF ASSET SALE AND PURCHASE AGREEMENT OF THE ROSE TOP GRADE PROJECT

Effective March 31, 2008, signed April 23, 2008, the Company and Suining Yinfa Construction and Engineering Co., Ltd., both agreed that it was in their best interest to rescind the Asset Sale and Purchase Agreement of the Rose Top Grade Project due to the underperformance of the assets and the inability of the sellers to record transactions as necessary to permit preparation of financial statements in conformity with US GAAP. Please see Note 8 - Acquisitions and Investments.

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. As of March 31, 2008, the Company has incurred net losses from operations prior to reentering the development stage and has an accumulated deficit of $5,534,336. Since reentering the development stage on April 1, 2007, the Company has an accumulated deficit of $1,520,368 as of March 31, 2008. The Company has a working capital deficit of $334,071 as of March 31, 2008.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                      March 31, 2008 and December 31, 2007


During the next 12 months, the Company's foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business ventures. The Company may experience a cash shortfall and be required to raise additional capital. Historically, it has relied upon internally generated funds and funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company's stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company's failure to do so could have a material and adverse affect upon it and its shareholders. However, the Company is strategically positioning itself with contracts and business ventures that can significantly contribute to its bottom line and the continuous development of its panel business.

NOTE 4: NOTES PAYABLE & DEBT DISCOUNTS

The unaudited chart below summarizes the Notes Payable & Debt Discounts of the Company as of March 31, 2008. This chart is to be reviewed in conjunction with the details following the chart.

                                                                                                    Amount
Terms                                                                                             Unaudited
-----                                                                                             ---------
SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:
- 10%  Interest;   principal  of  $146,625; monthly  payments  of  $4,396; convertible             $128,340
    to  common  stock  based  on 75%  of  average  price;  due on 5/30/2008, net of unamortized discounted related to the debt discount of $18,285
- 0% Interest; principal of $14,000; monthly payments of $3,000; convertible to common stock          6,348
    based on 60% of average price; due on 08/01/08, net of unamortized discount related to the debt discount of $7,652
- 0% Interest; principal of $14,000; monthly payments of $3,000; convertible to common stock          6,348
    based on 60% of average price; due on 08/01/08, net of unamortized discount related to the debt discount of $7,652
- 5% Interest; principal of $75,521; monthly payments of $4,387; convertible to common stock         39,196
    based on 70% of average price; due on 7/1/2009, net of unamortized discount related to the debt discount of $36,325
- 5% Interest; principal of $188; monthly payments of $1,283; convertible to common stock               188
    based on 70% of average price; due on 7/1/2009.
                                                                                                   --------
TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                                                     $180,420
                                                                                                   ========
SHORT TERM NOTES PAYABLE:
- 10.301% Interest; principal of $9,642; monthly payments of $1,254; due on 12/1/2008              $  9,642
                                                                                                   --------
TOTAL SHORT TERM NOTES PAYABLE                                                                     $  9,642
                                                                                                   ========
LONG TERM NOTES PAYABLE TO SHAREHOLDERS:
- 5% Interest; principal of $13,052; monthly payments of $4,387; convertible to common stock       $  6,774
    based on 70% of average price; due on 7/1/2009, net of unamortized discount related to the debt discount of $6,278.
- 5% Interest; principal of $3,816; monthly payments of $1,283; convertible to                        3,816
     common stock based on 70% of average price; due on 7/1/2009.
- 10% Interest; principal of $12,500; convertible to common stock based on 60% of average             1,311
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $11,189

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                      March 31, 2008 and December 31, 2007

- 10% Interest; principal of $10,000; convertible to common stock based on 60% of average               708
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $9,292
- 10% Interest; principal of $30,629; convertible to common stock based on 60% of average            12,798
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $17,832
- 10% Interest; principal of $127,463; convertible to common stock based on 50% of average           57,989
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $69,474
- 10% Interest; principal of $32,017; convertible to common stock based on 50% of average            14,226
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $17,791
- 10% Interest; principal of $50,240; convertible to common stock based on 60% of average             6,755
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $43,485
- 10% Interest; principal of $100,257; convertible to common stock based on 50% of average           40,839
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $59,417
- 10% Interest; principal of $10,642; convertible to common stock based on 50% of average             1,325
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $9,317
                                                                                                   --------
TOTAL LONG TERM NOTES PAYABLE TO SHAREHOLDERS                                                      $146,541
                                                                                                   ========
LONG TERM NOTES PAYABLE:
- 10% Interest; principal of $50,000; convertible to common stock based on 60% of average            42,311
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $7,689
- 10% Interest; principal of $17,500; convertible to common stock based on 60% of average             1,836
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $15,664
- 10% Interest; principal of $25,000; convertible to common stock based on 60% of average             1,744
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $23,256
- 10% Interest; principal of $10,000; convertible to common stock based on 60% of average               490
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $9,510
- 10% Interest; principal of $20,000; convertible to common stock based on 60% of average               547
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $19,453
- 10% Interest; principal of $37,133; convertible to common stock based on 60% of average            15,735
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $21,398
- 10% Interest; principal of $61,870; convertible to common stock based on 50% of average             9,243
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $52,627
- 10% Interest; principal of $50,603; convertible to common stock based on 60% of average             6,397
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $44,205
                                                                                                   --------
TOTAL LONG TERM NOTES PAYABLE                                                                      $ 78,303
                                                                                                   ========

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                      March 31, 2008 and December 31, 2007


SHORT TERM NOTE PAYABLE - SHAREHOLDERS

On August 21, 2006, the Company issued a $250,000 convertible note payable to a shareholder and an entity owned by such shareholder in exchange for the retirement of the shareholder's Series B preferred stock and all related accrued interest. On March 14, 2007, the Note was amended with the monthly payments of $4,395 or more deferred until June 1, 2007 and the due date extended from August 30, 2007 to May 30, 2008. At any time after giving notice, the Holder has the option to convert all or part of the remaining balance of the note into common stock of the Company based on 75% of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversion shall not exceed 4.99% of the then outstanding shares of common stock of the Company. Furthermore, on March 26, 2007, the Note was bifurcated into two separate notes with all prior unpaid principal and interest rolled up into these two notes. A debt discount of $239,556 was calculated in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $35,756 for the quarter ended March 31, 2008 and $221,272 for the period from inception to March 31, 2008. During the quarter, the note holders converted the note into common stock in the amount of $13,915 for the payment of principal and interest. During the second quarter of 2007, one of the two notes was fully paid off and as of March 31, 2008 the principal balance on the remaining note was $146,625. The Company is current with the payments on the remaining note.

On May 8, 2007 the Company amended an earlier Promissory Note for $129,240 ($121,920 in principal and $7,320 accrued interest). Furthermore, on May 8, 2007 the Company bifurcated the Note and entered into two separate Notes: (i) one for $100,000 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $4,387 commencing July 1, 2007 with final payment July 1, 2009 and (ii) a second Note for $29,240 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $1,283 commencing July 1, 2007 with final payment July 1, 2009 (this second Note is payable to a shareholder). At any time after giving notice, the Holder has the option to convert all or part of the accrued interest and remaining principal of either note based on 70% of the average of the lowest 5 closing bid prices in the past 20 trading days immediately preceding such conversion so long as the total number of shares issued to Holder will be such that the number of shares beneficially owned by Holder will be less than 4.99% of the outstanding common shares of the Company. The Company has determined that these modified terms are substantially different than the original terms as defined in the Emerging Issues Task Force No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" ("EITF 96-19"), and, therefore, this renegotiation result in the recognition of a $129,240 loss as of the date of the amendment of the note. A debt discount of $129,240 was calculated in accordance with EITF 00-27, and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $28,226 for the quarter ended March 31, 2008 and $86,637 for the period from inception to March 31, 2008. During the quarter, the note Holders converted a total of $24,421 of principal and interest payments. As of March 31, 2008, the balances of the notes were $92,577. The balances of the notes were separated into short and long term portions on the Consolidated Balance Sheets. As of March 31, 2008 $75,709 of principal and $36,325 of related discounts are due short term and the balance of $16,868 of principal and $6,278 of related discounts are due long term.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                      March 31, 2008 and December 31, 2007


On January 22, 2008, the Company converted $20,000 in accounts payable into a no interest bearing $20,000 Promissory Note with monthly payments of $3,000 to be paid no later than August 1, 2008. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversions so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible features of this note, a debt discount of $20,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $12,348 for the quarter ended March 31, 2008 and for the period from inception to March 31, 2008. During the quarter, the note Holder converted a total of $6,000 of principal payments. As of March 31, 2008, the balance of the note was $14,000.

Also, on January 22, 2008, the Company converted an additional $20,000 in accounts payable into a no interest bearing $20,000 Promissory Note with monthly payments of $3,000 to be paid no later than August 1, 2008. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversions so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible features of this note, a debt discount of $20,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $12,348 for the quarter ended March 31, 2008 and for the period from inception to March 31, 2008. During the quarter, the note Holder converted a total of $6,000 of principal payments. As of March 31, 2008, the balance of the note was $14,000.

SHORT TERM NOTES PAYABLE

On March 1, 2008 the Company entered into a $10,800 note to for a prepaid expense in the amount of $14,900. A down payment in the amount of $4,100 was paid in cash. The $10,800 note carries interest at an annual percentage rate of 10.60% pursuant to which the Company is obligated to make 9 monthly principal and interest payments of $1,254 commencing April 1, 2008 with a final payment December 1, 2008. As of March 31, 2008, the balance of the note was $9,642.

LONG TERM NOTES PAYABLE/LONG TERM NOTES PAYABLE SHAREHOLDERS

On May 21, 2007 the Company entered into a $122,500 Secured Promissory Note at the rate of 11% per annum due March 20, 2008. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $130,735. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. In relation to the convertible feature of this note, a debt discount of $82,976 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $13,502 for the quarter ended March 31, 2008 and for the period from inception to March 31, 2008. Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May 21, 2007 to assume the note and entered into a promissory note with the lender. The Note is secured with the Preferred Series C shares owned by the President.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                      March 31, 2008 and December 31, 2007


In connection with this transaction, 490,000 warrants to purchase shares of the common stock of the Company at $0.25 were issued with an expiration date of May 20, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $47,759. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $12,736 for the quarter ended March 31, 2008 and $47,759 for the period from inception to March 31, 2008. During the quarter, the note Holder converted a total of $5,850 of principal and interest payments. As of March 31, 2008, the balance of the note was $127,463.

On May 21, 2007, the Company entered into a Promissory Note for $30,000 to be paid no later than March 20, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $32,017. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. In relation to the convertible feature of this note, a debt discount of $20,321 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $2,530 for the quarter ended March 31, 2008 and for the period from inception to March 31, 2008. Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May 21, 2007 to assume the note and entered into a promissory note with the lender. The Note is secured with the Preferred Series C shares owned by the President.

In connection with this transaction, 120,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 20, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $11,696. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $3,119 for the quarter ended March 31, 2008 and $11,696 for the period from inception to March 31, 2008. No payments were due or made during the quarter.

On May 21, 2007, the Company entered into a Promissory Note for $97,500 to be paid no later than May 20, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $104,054. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. In relation to the convertible feature of this note, a debt discount of $66,042 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $11,904 for the quarter ended March 31, 2008 and for the period from inception to March 31, 2008.

In connection with this transaction, 390,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                      March 31, 2008 and December 31, 2007


of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $38,012. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $9,503 for the quarter ended March 31, 2008 and $32,733 for the period from inception to March 31, 2008. During the quarter, the note Holder converted a total of $5,850 of principal and interest payments. As of March 31, 2008, the balance of the note was $100,257.

On May 22, 2007 the  Company  entered  into a  Convertible  Promissory  Note for
$50,000 to be paid no later than March 21, 2008 with 11% interest rate per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $37,649 gain as of the date of the amendment of the note. In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.76% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $19,494. The Company has recorded this amount as a debt discount and is amortizing it over the term of this Note. The amortization is being recorded as interest expense and totaled $5,263 for the quarter ended March 31, 2008 and $19,494 for the period from inception to March 31, 2008.

At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $30,506 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $1,093 for the quarter ended March 31, 2008 and $22,817 for the period from inception to March 31, 2008. During the fourth quarter of 2007, the Company paid the note holder the accrued interest on the note of $3,346. No payments are due or have been made during the quarter.

On June 1, 2007, the Company entered into a Promissory Note for $10,000 to be paid no later than June 1, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $10,642. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation result in the recognition of a $4,511 loss as of the date of the amendment of the note. In relation to the convertible feature of this note, a debt discount of $10,642 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $1,325 for the quarter ended March 31, 2008 and for the period from inception to March 31, 2008. No payments were due or made during the quarter.

On September 17, 2007, the Company entered into a Convertible Promissory Note for $36,000 to be paid no later than August 28, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $37,133. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $11,913 gain as of the date of the amendment of the note. In connection with this transaction, 144,000 warrants to purchase the common stock of the Company at $.25 were issued

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                      March 31, 2008 and December 31, 2007


with an expiration date of September 17, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 299.55%, a contractual life of five years, a zero dividend rate, 4.21% risk free interest rate, and the fair value of common stock of $0.02 per share at date of grant, the Company determined the allocated fair value of the warrant to be $3,161. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $834 for the quarter and $1,789 period from inception to March 31, 2008.

At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $32,839 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $2,847 for the quarter ended March 31, 2008 and $12,813 for the period from inception to March 31, 2008. No payments were due or made during the quarter.

On September 17, 2007, the Company entered into a Convertible Promissory Note for $30,000 to be paid no later than August 28, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $30,629. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $10,433 gain as of the date of the amendment of the note. In connection with this transaction, 120,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of September 17, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 299.55%, a contractual life of five years, a zero dividend rate, 4.21% risk free interest rate, and the fair value of common stock of $0.02 per share at date of grant, the Company determined the allocated fair value of the warrant to be $2,634. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $695 for the quarter and $1,491 period from inception to March 31, 2008.

At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $27,366 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $2,373 for the quarter ended March 31, 2008 and $10,678 for the period from inception to March 31, 2008. No payments were due or made during the quarter.

On October 5, 2007, the Company entered into a Promissory Note for $60,000 to be paid no later than August 5, 2008 with an interest rate of 13.2%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $61,870. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation result in the recognition of a $25,524 loss as of the date of the amendment of the note. In relation to the convertible feature of this note, a debt discount of $58,512 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $7,284 for the quarter ended March 31, 2008 and for the period from inception to March 31, 2008.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                      March 31, 2008 and December 31, 2007


In connection with this transaction, 240,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of August 5, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 4.33% risk free interest rate, and the fair value of common stock of $0.014 per share at date of grant, the Company determined the allocated fair value of the warrant to be $3,358. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $1,007 for the quarter and $1,959 period from inception to March 31, 2008. No payments were due or made during the quarter.

On November 21, 2007, the Company entered into a Convertible Promissory Note for $50,000 to be paid no later than November 21, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $50,603. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $18,083 gain as of the date of the amendment of the note. In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of November 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 3.4% risk free interest rate, and the fair value of common stock of $0.0021 per share at date of grant, the Company determined the allocated fair value of the warrant to be $419. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $105 for the quarter and $150 period from inception to March 31, 2008.

At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $50,183 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $6,247 for the quarter ended March 31, 2008 and for the period from inception to March 31, 2008. No payments were made or due during the quarter.

On November 30, 2007, the Company entered into a Convertible Promissory Note for $50,000 to be paid no later than November 30, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $50,240. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of November 30, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 3.41% risk free interest rate, and the fair value of common stock of $0.012 per share at date of grant, the Company determined the allocated fair value of the warrant to be $2,398. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $600 for the quarter and $800 period from inception to March 31, 2008.

At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $47,842 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $5,956 for the quarter ended March 31, 2008 and for the period from inception to March 31, 2008. No payments were made or due during the quarter.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                      March 31, 2008 and December 31, 2007


On January 16, 2008, the Company entered into a Promissory Note for $12,500 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $12,500 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $1,311 for the quarter ended March 31, 2008 and for the period from inception to March 31, 2008. No payments were due or made during the quarter.

On January 16, 2008, the Company entered into a Promissory Note for $17,500 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $17,500 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $1,836 for the quarter ended March 31, 2008 and for the period from inception to March 31, 2008. No payments were due or made during the quarter.

On February 12, 2008, the Company entered into a Promissory Note for $25,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $25,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $1,744 for the quarter ended March 31, 2008 and for the period from inception to March 31, 2008. No payments were due or made during the quarter.

On February 27, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $10,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $490 for the quarter ended March 31, 2008 and for the period from inception to March 31, 2008. No payments were due or made during the quarter.

On March 13, 2008, the Company entered into a Promissory Note for $20,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $20,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $547 for the quarter ended March 31, 2008 and for the period from inception to March 31, 2008. No payments were due or made during the quarter.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                      March 31, 2008 and December 31, 2007


On March 18, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $9,481 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $189 for the quarter ended March 31, 2008 and for the period from inception to March 31, 2008. No payments were due or made during the quarter.

NOTE 5: RELATED PARTY TRANSACTIONS

PAYMENT OF DEBT

During the quarter ended March 31, 2008 the Company issued 5,982,960 common shares valued at $13,915 for the payment of Principal and Interest on Debt to a related party.

PROCEEDS FROM SHAREHOLDERS
During the quarter ended March 31, 2008, the Company entered into two Convertible Promissory Notes with two shareholders in the amounts of $12,500 and $10,000, for a total of $22,500. See Note 4 - Notes Payable and Debt Discounts.

ACCRUED EXPENSES - RELATED PARTY

During the quarter ended March 31, 2008, Kenneth Yeung, the Company Chief Executive Officer was reimbursed and/or advanced cash for various company related expenditures for traveling overseas. As of December 31, 2007 the balance of $3,891 represents the total cash is owed to the Mr. Yeung for accrued expenses.

During the quarter ended March 31, 2008, the Company issued 6,571,429 common shares valued at $25,657 to a related party for payment of accrued expenses. See
Note 6 - Stock Holder's Equity.

NOTE 6: STOCK HOLDER'S EQUITY

COMMON STOCK

During the quarter ended March 31, 2008, the Company issued a total of 44,894,268 shares of common stock valued at $107,820 for consulting services, repayment of debt, and for a settlement detailed in the following chart.

Date of   Number of Shares   Aggregate Sales
 Issue        Issued             Price               Nature of Transaction
 -----        ------             -----               ---------------------
01/18/08     1,904,762          $ 9,524      In exchange for consulting services
01/18/08     8,748,574          $22,390      In exchange for debt cancellation
01/21/08     1,500,000          $ 7,500      In exchange for settlement
02/04/08     1,703,698          $ 4,396      In exchange for debt cancellation
02/04/08     2,000,000          $ 7,600      In exchange for consulting services
02/11/08       992,064          $ 2,778      In exchange for consulting services
02/25/08     1,500,000          $ 6,000      In exchange for settlement
03/11/08    14,595,874          $23,251      In exchange for debt cancellation
03/11/08    10,666,667          $20,533      In exchange for consulting services
03/19/08     1,282,629          $ 3,848      In exchange for consulting services

On January 14,  2008,  the Company  signed a  settlement  agreement  whereby the
Company agreed to pay a previous shareholder $10,000 in cash and 3,000,000 shares of the Company's common stock (without registration under the Securities

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                      March 31, 2008 and December 31, 2007


Act of 1933) as additional and final consideration for the Series B Preferred shares he sold back to the Company. The value of the shares at the date of issuances is $13,500. Total Settlement cost of $23,500 was expensed during the period ended March 31, 2008.

PREFERRED STOCK

Effective March 31, 2008, the Company and Suining Yinfa Construction and Engineering Co., Ltd., both agreed that it was in their best interest to rescind the Asset Sale and Purchase Agreement of the Rose Top Grade Project due to the underperformance of the assets and the inability of the sellers to record transactions as necessary to permit preparation of financial statements in conformity with US GAAP. Suining Yinfa agreed to return all 350,000 shares of the Company's Series E Preferred Stock as part of the rescission and the Company agreed to compensate Suining Yinfa for their work and time in connection with this transaction with 35,000 shares of the Company's Series E Preferred Stock. See Note 8 - Acquisitions and Investments.

NOTE 7: DISCONTINUED OPERATIONS

DISCONTINUED OPERATIONS

At the end of the first quarter of 2007 the Company discontinued all operations related to the motor sports business due to increased manufacturer's prices, slowing retail sales, increased competition from online auction sites and the consolidation of the die cast industry. This includes operations by its wholly owned subsidiaries Scottsdale Diecast, Inc. ("SDI") and Quadriga Motorsports, Inc. ("Quadriga"). The Company has since shifted focus to developing and manufacturing lightweight panel technology. No income tax expense has been recorded related to the discontinued operations given the Company's net operating loss carry forwards and related valuation allowances. Prior year financial statements for 2007 have been reclassified to present the operations of the motor sports business as discontinued operations. There is no activity in the current year related to the motor sports business.

The following assets and liabilities have been segregated and included in Assets held for sale and Liabilities held for sale, as appropriate, in the consolidated balance sheets as of March 31, 2008 and 2007, that relates to our motor sports business:

                                                          March 31,
                                                  --------------------------
                                                    2008              2007
                                                  --------          --------
ASSETS
  Fixed assets, net of depreciation               $     --          $  4,177
  Intangible assets, net of amortization                --            10,000
                                                  --------          --------
      Assets held for sale                        $     --          $ 14,177
                                                  ========          ========

Liabilities
  Accounts payable and accrued expenses           $     --          $215,172
                                                  --------          --------
      Liabilities held for sale                   $     --          $215,172
                                                  ========          ========

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                      March 31, 2008 and December 31, 2007


The following amounts, related to our motor sports business, have been segregated from Continuing Operations and included in Discontinued Operations in the Consolidated Statements of Operations:

                                                            March 31,
                                                  -----------------------------
                                                    2008                2007
                                                  ---------           ---------
Gross profit                                      $      --           $      --

Operating expenses
  Selling, general and administrative                    --             170,039
  Depreciation and amortization                          --               1,740
                                                  ---------           ---------
      Total operating expenses                           --            (171,779)
                                                  ---------           ---------
Other Income (expense):
  Interest Expense                                       --              (7,642)
  Loss on extinguishment of debt                         --               9,670
  Other income                                           --                 106
                                                  ---------           ---------
      Total other income                                 --               2,134
                                                  ---------           ---------
Loss from discontinuing operations                $      --           $(169,645)
                                                  =========           =========

NOTE 8: ACQUISITIONS AND INVESTMENTS

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                      March 31, 2008 and December 31, 2007


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
                                                ===========

None of the $1,302,994 of goodwill is subject to amortization, but an annual impairment test. The Company conducted an annual impairment test on the goodwill and concluded that the there is no impairment on the asset as of December 31, 2007.

The following is the supplemental pro forma information that discloses the results of operations as though the business combination had been completed as of the beginning of the period being reported on.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     March 31,
                                                                       2007
                                                                    -----------
Operating loss                                                      $   (64,491)
Other income (expense):
  Interest income                                                            28
  Minority interest in net loss of subsidiary                             8,244
                                                                    -----------
      Total other income (expense)                                        8,272
                                                                    -----------
Loss from continuing operations                                         (56,219)
                                                                    -----------
Discontinued operations:
  Income (loss) from operations of discontinued business               (179,317)
  Income (loss) on disposal of assets                                     9,670
                                                                    -----------
Income (loss) on discontinued operations                               (169,647)
                                                                    -----------
Net loss                                                            $  (225,866)
                                                                    ===========
Net loss per common share - basic and diluted
  Continuing operations                                             $     (0.02)
                                                                    ===========
  Discontinued operations                                           $     (0.05)
                                                                    ===========
  Net loss per common share                                         $     (0.06)
                                                                    ===========
Weighted average common shares outstanding:
  Basic                                                               3,707,087
                                                                    ===========

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                      March 31, 2008 and December 31, 2007


SUINING YINFA CONSTRUCTION AND ENGINEERING CO. - ROSE TOP GRADE PROJECT

In July 2007, our wholly owned subsidiary, International Building Technologies, Co., Ltd. ("IBT LTD"), a Hong Kong corporation, entered into an Asset Sale and Purchase Agreement with China based Suining Yinfa Construction & Engineering Co, Ltd. (Suining) for 51% interest in a Chinese building projected named Rose Top Grade (Rose Best) Project. The Rose Top Grade (Rose Best) Project is located in the Sichuan Province of China and consists of four upscale residential apartment buildings with a total building area of approximately 49,500 square meters (537,000 sq feet). The Company purchased 51% of the Rose Top Grade (Rose Best) Project from Suining Yinfa for a $350,000 USD convertible promissory note, payable July 2009. On December 12, 2007, the Company converted the note into 350,000 shares of the Company's Series E Preferred stock.

Effective March 31, 2008, signed April 23, 2008, both parties agreed that it was in their best interest to rescind the Asset Sale and Purchase Agreement due to the underperformance of the assets and the inability of the sellers to record transactions as necessary to permit preparation of financial statements in conformity with US GAAP. Suining Yinfa agreed to return all 350,000 shares of the Company's Series E Preferred Stock as part of the rescission and the Company agreed to compensate Suining Yinfa for their work and time in connection with this transaction with 35,000 shares of the Company's Series E Preferred Stock. The value of the 35,000 shares of the Company's Series E Preferred Stock is valued at $35,000 based on 10% of the original investment. The compensation to Suining Yinfa has been expensed as of March 31, 2008 on the condensed consolidated statement of operations. Since the compensation was not paid as of end of the quarter March 31, 2008 it is recognized as a stock payable on the condensed consolidated balance sheet. The compensation was paid before the filing of this report.

NOTE 9: SUBSEQUENT EVENTS

STOCK ISSUANCES

The Company issued the following Common Stocks after the end of the quarter ended March 31, 2008 and prior to the filing of this Quarterly Filing.

Date of      Number of Shares   Aggregate Sales
 Issue           Issued             Price          Nature of Transaction
 -----           ------             -----          ---------------------

04/01/2008      5,643,350          $ 5,079   In exchange for debt cancellation
04/03/2008      9,259,260          $11,000   In exchange for consulting services
04/03/2008      2,959,960          $ 4,396   In exchange for debt cancellation
04/15/2008      6,531,558          $ 4,572   In exchange for debt cancellation
04/21/2008      3,763,150          $ 4,004   In exchange for debt cancellation
04/21/2008      3,000,000          $ 2,940   In exchange for debt cancellation
04/28/2008      4,014,192          $ 4,396   In exchange for debt cancellation
04/28/2008      4,761,905          $ 5,000   In exchange for consulting services
04/28/2008      8,918,919          $12,000   In exchange for cash investment
04/28/2008      6,875,000          $10,000   In exchange for cash investment
04/30/2008      7,971,014          $10,000   In exchange for cash investment
 5/2/2008       6,857,483          $ 3,657   In exchange for debt cancellation

ACQUISITION OF WUHAN WUFENG MACHINERY MANUFACTURING COMPANY, LTD.

On April 16, 2008, the Company entered into a definitive agreement to acquire a 92% stake in Wuhan Wufeng Machinery Manufacturing Company, Ltd. ("Machinery Co.") from Wuhan Intepower Company, Ltd., a China Corporation ("Seller") pursuant to a Stock Sale and Purchase Agreement. After transferring a 4% stake to certain management personnel of the Machinery Co. at the closing of the transaction, the Company will own a net interest of 88% of the equity securities of the Machinery Company. The closing of this acquisition will occur as soon as

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                      March 31, 2008 and December 31, 2007


the audit of the books and accounts of the Machinery Co. is completed to the satisfaction of the Company and requisite governmental approvals are obtained.

The purchase consideration to be paid by the Company to the Seller will be approximately U.S. $1,500,000, consisting of cash for 10% of the purchase consideration payable by April 24, 2008, and three (3) Convertible Promissory Notes representing the balance of the purchase consideration, such notes being due and payable on June 30, September 30 and December 20, 2008. At the Seller's option the notes are convertible into shares of INBG common stock at a value equivalent to the notes. As of the filing of the filing of this report the 10% cash consideration was paid in full.

The Machinery Co. currently offers several lines of machineries and equipments which can be retooled to manufacture the panel production machineries that the Company endeavors to sell and utilize in several planned projects in China and other countries. The Machinery Co. currently has state of the art tools, experienced engineers, capability to design new lines of equipment, as well as strong customer service and after-sales support. Strategically, this acquisition will strongly support the Company's ability to supply the market for building panels and panel machineries in China and throughout the world.

DESIGNATION OF SERIES F PREFERRED STOCK

On April 21, 2008, the Company authorized the designation of a new series of preferred stock named the "Series F Preferred Stock" with 3,000,000 authorized shares, no voting rights, and 8% annual dividends, when and if declared by the Board of Directors.

AMENDMENT OF SHAREHOLDER PROMISSORY NOTE

On April 26, 2008, the Company and a shareholder amended a Promissory Note due May 30, 2008 by extending the maturity date to June 20, 2009.

CONVERTIBLE PROMISSORY NOTES

On April 25, 2008, the Company issued three Convertible Promissory Notes totaling RMB 9,900,000 (US $1,412,000 as of April 25, 2008 based on spot rate of RMB 7.0095 per USD) representing the balance of the purchase consideration for the Machinery Company (See above ACQUISITION OF WUHAN WUFENG MACHINERY MANUFACTURING COMPANY, LTD.). These notes are due and payable on June 30, September 30 and December 20, 2008. At the Seller's option the notes are convertible into shares of INBG common stock at a value equivalent to the notes.

The following notes illustrated in the table below have a conversion feature consisting of a 60% conversion rate based on the average of the lowest 3 closing bid prices within the 20 trading days preceding the conversion. No conversion shall exceed 4.99% of the then outstanding common stock of the Company. All notes have a December 31, 2009 maturity date and are convertible at any time.

                       Date                  Amount
                       ----                  ------
                    04/02/2008              $ 25,000
                    04/03/2008              $ 10,000
                    04/03/2008              $ 10,000
                    04/05/2008              $ 50,000
                    04/05/2008              $ 50,000
                    04/24/2008              $ 70,000
                                            --------
                    Total                   $215,000
                                            ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the quarter ended March 31, 2008, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in
Item 1 of this Quarterly Report, as well as the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

CAUTIONARY FORWARD - LOOKING STATEMENT

 The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. We remind shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Such factors and uncertainties include, but are not limited to the following:

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

In July 2007, we executed an agreement to purchase a 51% interest in a Chinese building project named the Rose Top Grade (Rose Best) Project. However, due to the underperformance of the Project along with the Seller's inability to record transactions as necessary to permit preparation of financial statements in conformity with US GAAP, both parties decided to rescind the agreement and return all consideration paid.

In December 2007, the Company signed a memorandum of understanding to acquire a China based machinery manufacturing company. The Machinery Company has net assets worth approximately US $2.5 million and revenues of approximately US $3.5 million for the year 2007. The Machinery Company currently offers several lines of machineries and equipments which can be retooled to manufacture the panel production machineries that the Company endeavors to sell and utilize in several planned projects in China and other countries. In April 2008, the Company executed a definitive agreement to acquire the Machinery Company.

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

RECENT DEVELOPMENTS

RESCISSION OF ROSE TOP PROJECT

In July 2007, IBT Hong Kong, entered into an Asset Sale and Purchase Agreement with China based Suining Yinfa Construction & Engineering Co, Ltd. for 51% interest in a Chinese building project named Rose Top Grade (Rose Best) Project. The Rose Top Grade (Rose Best) Project is located in the Sichuan Province of China and consists of four upscale residential apartment buildings with a total building area of approximately 49,500 square meters (537,000 square feet). The Company purchased 51% of the Rose Top Grade (Rose Best) Project from Suining Yinfa for a convertible promissory note of US $350,000, which was converted to 350,000 shares of the Company's Series E preferred stock on December 12, 2007.

Effective March 31, 2008, both parties agreed that it was in their best interest to rescind the Asset Sale and Purchase Agreement due to the underperformance of the assets and the inability of the sellers to record transactions as necessary to permit preparation of financial statements in conformity with US GAAP. Suining Yinfa agreed to return all 350,000 shares of the Company's Series E Preferred Stock as part of the rescission and the Company agreed to compensate Suining Yinfa for their work and time in connection with this transaction with 35,000 shares of the Company's Series E Preferred Stock.

ACQUISITION OF WUHAN MACHINERY COMPANY

In December 2007, the Company signed a Memorandum of Understanding to acquire a machinery manufacturing company in Wuhan, Hubei Province of China. According to audited financial information prepared in accordance with China accounting standards, the Machinery Company has net assets worth approximately US $2.5 million and revenues of approximately US $3.5 million for the year 2007. The Machinery Company currently offers several lines of machineries and equipments which can be retooled to manufacture the panel production machineries that the Company endeavors to sell and utilize in several planned projects in China and other countries. The Machinery Company also has state of the art tools, experienced engineers, capability to design new lines of equipment, as well as strong customer service and after-sales support. Strategically, this acquisition will strongly support INBG's ability to supply the market for building panels and panel machineries in China and throughout the world.

The Company signed a definitive agreement to acquire the Machinery Co. on April 16, 2008 - after the end of the first quarter of 2008. The purchase consideration to be paid by the Company to the Seller will be approximately U.S. $1,500,000, consisting of cash for 10% of the purchase consideration payable by April 24, 2008, and three (3) Convertible Promissory Notes representing the balance of the purchase consideration, such notes being due and payable on June 30, September 30 and December 20, 2008. At the Seller's option the notes are convertible into shares of INBG common stock at a value equivalent to the notes.

DISCONTINUED OPERATIONS

At the end of the first quarter of 2007 the Company discontinued all operations related to the motor sports business due to increased manufacturer's prices, slowing retail sales, increased competition from online auction sites and the consolidation of the die cast industry. This includes operations by its wholly owned subsidiaries Scottsdale Diecast, Inc. ("SDI") and Quadriga Motorsports, Inc. ("Quadriga"). The Company has since shifted focus to developing and manufacturing lightweight panel technology. The Company has subsequently disposed of all assets related to the motor sports business in the first quarter of 2007. No income tax expense has been recorded related to the discontinued operations given the Company's net operating loss carry forwards and related valuation allowances. All activity during fiscal year 2007 related to the motor sports business has been reclassified to present the operations as discontinued operations. Fiscal year 2006 financial statements have also been reclassified to present the operations of the motor sports business as discontinued operations. There was no motor sports related business in the first quarter of 2008.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios., which impacts the Statement of Operations.

We believe the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of our consolidated financial statements:

ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION
RATIOS.

The company carries notes with convertible features embedded and accounted for them under the Financial Accounting Standards Board's Emerging issues Task Force "EITF" 00-27.

EITF 00-27 requires the Company to calculate the fair value of stock-based embedded convertible feature in notes as a debt discount, also known as a beneficial conversion feature "BCF". The convertible notes allow the note holder to convert the note into common shares of the company at a specified discounted rate. The value of the debt discount is calculated on the date of the note issuance using the intrinsic value method. Essentially, the debt discount equates to the difference between the note and the fair market value of the stocks if the entire note were to be converted. The debt discount is accreted as an Interest Expense ratably on a straight-line basis over the requisite service period.

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

Inventories, plant, rental machines and other property-net, and other non-monetary assets and liabilities of non-U.S. subsidiaries and branches that operate in U.S. dollars, or whose economic environment is highly inflationary, are translated at approximate exchange rates prevailing when the company acquired the assets or liabilities. All other assets and liabilities are translated at the quarter ended March 31, 2008 exchange rates. Cost of sales and depreciation are translated at historical exchange rates. All other income and expense items are translated at the weighted-average rates of exchange prevailing during the year.

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for the quarter ended March 31, 2008 (denoted in Hong Kong dollars per one U.S. dollar):

                                                       2007
                                                    -----------
     Current exchange rate at March 31,             $7.7819 HKD
     Weighted average exchange rate                 $7.7943 HKD

There were no U.S. subsidiaries that operate in a local currency environment in the respective quarter ended March 31, 2008.

RESULTS OF OPERATIONS

The results of operations in the prior year are not indicative of the performance in neither the current period nor future periods. This is due to the change in business from an exclusive die cast merchandising business to developing and manufacturing lightweight panel technology. The discontinued operations of all activities related to the motor sports business in the first quarter ended March 31, 2007 is reflected as Discontinued Operations on the Statement of Operations.

Since discontinuing the prior business and re-entering the development stage as of April 1, 2007 the Company's results of operations has changed. There are no revenues during the current development stage as we are in the process of starting our manufacturing process. There were no revenues in the quarters ended March 31, 2008 and 2007.

Operating Expenses for current operations totaled $215,949 for the quarter ended March 31, 2008 compared to Discontinued Operating Expenses of $170,039 for the quarter ended March 31, 2007. (Please see Note 7 - Discontinued Operations) The increase of $45,910 in Operating Expenses between quarters ended March 31, 2008 and 2007 is mostly attributed to the shift in business focus and the discontinuation of the prior business.

The most significant change in our results of operations is Interest Expense. As of March 31, 2008, Interest Expense totaled $204,116 and is greater than the Interest Expense of $7,642 for the quarter ended March 31, 2007. The increase of $196,474 in Interest Expense is largely due to the issuances of new debt with non-cash interest expenses such as accretion of warrants and accretion on debt discounts (See Note 4 - Notes Payable & Debt Discounts). These non-cash expenses make up the majority of the difference between current year and prior year interest expense.

In 2008 the company reported expenses related to a settlement totaling $23,500. This settlement is related to a previous shareholder. The consideration paid consisted of $10,000 cash and 3,000,000 common shares of the Company valued at $13,500. See Note 6 - Stock Holder's Equity.

Effective March 31, 2008, the company rescinded the Asset Sale and Purchase Agreement on the Rose Top Grade Project due to the underperformance of the assets and the inability of the sellers to record transactions as necessary to permit preparation of financial statements in conformity with US GAAP. Suining Yinfa agreed to return all 350,000 shares of the Company's Series E Preferred

Stock as part of the rescission and the Company agreed to compensate Suining Yinfa for their work and time in connection with this transaction with 35,000 shares of the Company's Series E Preferred Stock. The value of the consideration totaled $35,000 which was based on 10% of the original investment. See Note 8 - Acquisitions and Investments.

LIQUIDITY AND CAPITAL RESOURCES

During the next 12 months, our foreseeable cash requirements will relate to continuing to develop the operations of our wholly owned subsidiaries and business divisions, maintaining our good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business venture.
Additionally, we may experience a cash shortfall and be required to raise additional capital. In the quarter ended March 31, 2008 and year ended December 31, 2007 we relied on funds from the sale of shares of stock and loans from our shareholders and private investors to finance our operations and growth. Management may raise additional capital through future public or private offerings of our stock or through loans from private investors, although there can be no assurance that we will be able to obtain such financing. Our failure to do so could have a material and adverse affect upon us and our shareholders.

The unaudited chart below summarizes our debt (see Note 4 - Notes Payable & Debt Discounts)

                                                                                                    Amount
Terms                                                                                             Unaudited
-----                                                                                             ---------
SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:
- 10%  Interest;   principal  of  $146,625; monthly  payments  of  $4,396; convertible             $128,340
    to  common  stock  based  on 75%  of  average  price;  due on 5/30/2008, net of unamortized discounted related to the debt discount of $18,285
- 0% Interest; principal of $14,000; monthly payments of $3,000; convertible to common stock          6,348
    based on 60% of average price; due on 08/01/08, net of unamortized discount related to the debt discount of $7,652
- 0% Interest; principal of $14,000; monthly payments of $3,000; convertible to common stock          6,348
    based on 60% of average price; due on 08/01/08, net of unamortized discount related to the debt discount of $7,652
- 5% Interest; principal of $75,521; monthly payments of $4,387; convertible to common stock         39,196
    based on 70% of average price; due on 7/1/2009, net of unamortized discount related to the debt discount of $36,325
- 5% Interest; principal of $188; monthly payments of $1,283; convertible to common stock               188
    based on 70% of average price; due on 7/1/2009.
                                                                                                   --------
TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                                                     $180,420
                                                                                                   ========
SHORT TERM NOTES PAYABLE:
- 10.301% Interest; principal of $9,642; monthly payments of $1,254; due on 12/1/2008              $  9,642
                                                                                                   --------
TOTAL SHORT TERM NOTES PAYABLE                                                                     $  9,642
                                                                                                   ========
LONG TERM NOTES PAYABLE TO SHAREHOLDERS:
- 5% Interest; principal of $13,052; monthly payments of $4,387; convertible to common stock       $  6,774
    based on 70% of average price; due on 7/1/2009, net of unamortized discount related to the debt discount of $6,278.
- 5% Interest; principal of $3,816; monthly payments of $1,283; convertible to                        3,816
     common stock based on 70% of average price; due on 7/1/2009.
- 10% Interest; principal of $12,500; convertible to common stock based on 60% of average             1,311
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $11,189
- 10% Interest; principal of $10,000; convertible to common stock based on 60% of average               708
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $9,292
- 10% Interest; principal of $30,629; convertible to common stock based on 60% of average            12,798
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $17,832
- 10% Interest; principal of $127,463; convertible to common stock based on 50% of average           57,989
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $69,474
- 10% Interest; principal of $32,017; convertible to common stock based on 50% of average            14,226
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $17,791
- 10% Interest; principal of $50,240; convertible to common stock based on 60% of average             6,755
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $43,485
- 10% Interest; principal of $100,257; convertible to common stock based on 50% of average           40,839
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $59,417
- 10% Interest; principal of $10,642; convertible to common stock based on 50% of average             1,325
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $9,317
                                                                                                   --------
TOTAL LONG TERM NOTES PAYABLE TO SHAREHOLDERS                                                      $146,541
                                                                                                   ========

LONG TERM NOTES PAYABLE:
- 10% Interest; principal of $50,000; convertible to common stock based on 60% of average            42,311
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $7,689
- 10% Interest; principal of $17,500; convertible to common stock based on 60% of average             1,836
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $15,664
- 10% Interest; principal of $25,000; convertible to common stock based on 60% of average             1,744
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $23,256
- 10% Interest; principal of $10,000; convertible to common stock based on 60% of average               490
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $9,510
- 10% Interest; principal of $20,000; convertible to common stock based on 60% of average               547
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $19,453
- 10% Interest; principal of $37,133; convertible to common stock based on 60% of average            15,735
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $21,398
- 10% Interest; principal of $61,870; convertible to common stock based on 50% of average             9,243
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $52,627
- 10% Interest; principal of $50,603; convertible to common stock based on 60% of average             6,397
    price; due on 12/31/2009, net of unamortized discount related to the debt discount of
    $44,205
                                                                                                   --------
TOTAL LONG TERM NOTES PAYABLE                                                                      $ 78,303
                                                                                                   ========

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

MATERIAL COMMITMENTS
As of the date of this Quarterly Report, we do not have any material commitments that are not reflected as liabilities on our consolidated balance sheet included elsewhere in this report. Subsequent to the quarter ending March 31, 2008, on April 16, 2008, the Company executed a material definitive agreement via a Stock Purchase Agreement to acquire a machinery company for a fixed price of RMB 11,000,000 (US $1,575,000 as of April 16, 2008). The Company agreed to pay 10%
of the total fixed price in cash within 7 working days after the execution of the agreement and issue three convertible promissory notes for the balance of the consideration based on the completion of certain terms and conditions.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

NOT APPLICABLE

ITEM 4 - CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act as of the end of the period covered by this quarterly report ("Evaluation Date"). Based on such evaluation, our Chief Executive Office and Chief Financial Officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

 (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors described in our Annual Report on Form 10KSB for the fiscal year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          Since December 31, 2007, the Company has issued the following securities without registration under the Securities Act of 1933:

Date of     Number of Shares   Aggregate Sales
 Issue          Issued             Price             Nature of Transaction
 -----          ------             -----             ---------------------
01/18/08       1,904,762          $ 9,524    In exchange for consulting services
01/18/08       8,748,574          $22,389    In exchange for debt cancellation
01/21/08       1,500,000          $ 7,500    In exchange for settlement
02/04/08       1,703,698          $ 4,396    In exchange for debt cancellation
02/04/08       2,000,000          $ 7,600    In exchange for consulting services
02/25/08       1,500,000          $ 6,000    In exchange for settlement
03/11/08      14,595,874          $22,531    In exchange for debt cancellation
03/11/08      10,666,667          $20,533    In exchange for consulting services

 The above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits

Exhibit No.                                   Description
-----------                                   -----------
  10.11 Stock Sale and Purchase Agreement by and between International Building Technologies Group, Inc. and Wuhan Interpower Co., Ltd. executed on April 17, 2008.

  10.22 Rescission to the Asset Sale Purchase Agreement by and between International Building Technologies Group, Inc. and Suining Yinfa Construction and Engineering Co., Ltd., executed April 23, 2008.

  31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

  32.13 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

----------
1. Previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 21, 2007 and incorporated herein by reference thereto.

2. Previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 29, 2007 and incorporated herein by reference thereto.

3. In accordance with SEC Release No. 34-47986, this Exhibit is hereby furnished to the Securities and Exchange Commission as an accompanying document and is not deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.


Date: May 8, 2008                /s/ Kenneth Yeung
                                 -----------------------------------------------
                                 Kenneth Yeung
                                 President, Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                                   Description
-----------                                   -----------
  10.11 Stock Sale and Purchase Agreement by and between International Building Technologies Group, Inc. and Wuhan Interpower Co., Ltd. executed on April 17, 2008.

  10.22 Rescission to the Asset Sale Purchase Agreement by and between International Building Technologies Group, Inc. and Suining Yinfa Construction and Engineering Co., Ltd., executed April 23, 2008.

  31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

  32.13 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

----------
1. Previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 21, 2007 and incorporated herein by reference thereto.

2. Previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 29, 2007 and incorporated herein by reference thereto.

3. In accordance with SEC Release No. 34-47986, this Exhibit is hereby furnished to the Securities and Exchange Commission as an accompanying document and is not deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.