Form 10-Q
period 2008-06-30
International Building Technologies Group, Inc.
filed 2008-08-13
CIK 1075993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2008
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2008, there were 493,244,027 outstanding shares of the Registrant's Common Stock, $0.00001 par value.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                               Report on Form 10-Q

                       For the Quarter Ended June 30, 2008

                                      INDEX
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION..............................................   3

     Item 1.  Financial Statements..........................................   3

         Condensed Consolidated Balance Sheets..............................   3

         Condensed Consolidated Statements of Operations....................   4

         Condensed Consolidated Statements of Cash Flows....................   5

         Notes..............................................................   7

     Item 2.  Management's Discussion and Analysis or Plan of Operation.....  26

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk....  33

     Item 4.  Controls and Procedures.......................................  33

PART II - OTHER INFORMATION.................................................  34

     Item 1.  Legal Proceedings.............................................  34

     Item 1A. Risk Factors..................................................  34

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...  34

     Item 3.  Defaults Upon Senior Securities...............................  34

     Item 4.  Submission of Matters to a Vote of Security Holders...........  34

     Item 5.  Other Information.............................................  34

     Item 6.  Exhibits......................................................  35

SIGNATURES..................................................................  36

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               June 30,             December 31,
                                                                                 2008                  2007
                                                                              -----------           -----------
                                                                              (Unaudited)
                                     ASSETS
Cash                                                                          $   158,295           $    32,970
Deposit on Suining Rosetop Project                                                     --               350,000
Other current assets                                                               14,412                 1,765
                                                                              -----------           -----------
      Total current assets                                                        172,707               384,735
                                                                              -----------           -----------
Fixed assets, net of depreciation                                                   1,877                 2,766
Other assets                                                                        5,391                 5,380
Goodwill                                                                        1,303,277             1,303,277
                                                                              -----------           -----------
      Total assets                                                            $ 1,483,252           $ 1,696,158
                                                                              ===========           ===========
                    LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
  Accounts payable and accrued expenses                                       $   116,079           $    40,825
  Accrued expenses - related parties                                                   --                77,426
  Notes payable, net                                                                6,105                    --
  Notes payable to shareholders, net                                              197,638               135,253
                                                                              -----------           -----------
      Total current liabilities                                                   319,822               253,504
                                                                              -----------           -----------
Long term notes payable, net                                                       97,211               115,834
Long term notes payable to shareholders, net                                      227,252                23,103
                                                                              -----------           -----------
      Total long term liabilities                                                 324,463               138,937
                                                                              -----------           -----------
      Total liabilities                                                           644,285               392,441
                                                                              -----------           -----------

COMMITMENT & CONTINGENCY                                                               --                    --

MINORITY INTEREST                                                                      --                    --

STOCKHOLDERS' EQUITY
  Preferred A stock, $250 par value, 10,000 shares authorized;
   96 shares issued and outstanding                                                24,000                24,000
  Preferred C stock, no par value, 1,000,000 shares authorized;
   200,000 shares issued and outstanding                                           10,000                10,000
  Preferred D stock,  $.001 par value, 10,000,000 shares authorized;
   50,000 shares issued and outstanding                                                50                    50
  Preferred E stock, $.001 par value, 50,000 shares authorized;
   35,000 and 350,000 shares issued and outstanding                                    35                   350
  Preferred F stock, $.001 par value, 3,000,000 shares authorized;
   20,000 and 0 shares issued and outstanding                                          20                    --
  Common stock; $.00001 par value, 1,950,000,000 shares authorized;
   254,376,616 and 68,198,914 issued and outstanding                                2,544                   682
  Additional paid-in capital                                                    8,137,847             7,844,181
  Stock payable                                                                    32,000                    --
  Accumulated deficit - Prior to reentering development stage                  (5,534,336)           (5,534,336)
  Accumulated deficit - From inception of reentering development
   stage on 4/1/2007                                                           (1,833,124)           (1,041,137)
  Other comprehensive income                                                          (69)                  (73)
                                                                              -----------           -----------
Total stockholders' equity                                                        838,967             1,303,717
                                                                              -----------           -----------
Total liabilities and stockholders' equity                                    $ 1,483,252           $ 1,696,158
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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                                                                 Cumulative Since
                                                                                                                    Reentering
                                                  Three Months Ended June 30,       Six Months Ended June 30,    Development Stage
                                                 -----------------------------    -----------------------------      4/1/2007 -
                                                     2008             2007            2008             2007          6/30/2008
                                                 ------------     ------------    ------------     ------------    ------------
Revenues                                         $         --     $         --    $         --     $         --    $         --

Operating expenses:
  Selling, general and administrative                 131,930          157,610         347,879          157,610       1,014,486
  Depreciation and amortization                           154              161             889              161           4,393
                                                 ------------     ------------    ------------     ------------    ------------
      Total operating expenses                        132,084          157,771         348,768          157,771       1,018,879
                                                 ------------     ------------    ------------     ------------    ------------
Operating loss                                       (132,084)        (157,771)       (348,768)        (157,771)     (1,018,879)
                                                 ------------     ------------    ------------     ------------    ------------
Other income (expense):
  Interest income                                           3               29              22               29             379
  Interest expense                                   (171,833)        (167,644)       (375,949)        (167,644)       (685,534)
  Lost on settlement                                       --               --         (23,500)              --         (23,500)
  Loss on Investment                                       --               --         (35,000)              --         (35,000)
  Gain on extinguishment of debt                           --               --              --               --         (70,843)
  Minority interest in net loss of subsidiary              --            6,394              --            6,394          15,000
  Other income (expense)                                  450            1,195             500            1,195           3,550
                                                 ------------     ------------    ------------     ------------    ------------
      Total other income (expense)                   (171,380)        (160,026)       (433,927)        (160,026)       (795,948)
                                                 ------------     ------------    ------------     ------------    ------------
Loss from continuing operations                      (303,464)        (317,797)       (782,695)        (317,797)     (1,814,827)
                                                 ------------     ------------    ------------     ------------    ------------
Discontinued operations:
  Loss from operations of discontinued business            --          (10,812)             --         (190,127)        (20,063)
  Income on disposal of assets                             --           23,558              --           33,228          61,058
                                                 ------------     ------------    ------------     ------------    ------------
(Loss) Income on discontinued operations                   --           12,746              --         (156,899)         40,995
                                                 ------------     ------------    ------------     ------------    ------------
Net loss                                             (303,464)        (305,051)       (782,695)        (474,696)     (1,773,832)

Preferred dividend                                     (9,292)              --          (9,292)              --         (59,292)
                                                 ------------     ------------    ------------     ------------    ------------
Net loss attributable to common shareholders         (312,756)        (305,051)       (791,987)        (474,696)     (1,833,124)
                                                 ------------     ------------    ------------     ------------    ------------
Other comprehensive income
  Foreign Currency Translation                             (2)            (351)              4             (351)            (69)
                                                 ------------     ------------    ------------     ------------    ------------
Comprehensive loss                                   (312,758)    $   (305,402)   $   (791,983)    $   (475,047)   $ (1,833,193)
                                                 ============     ============    ============     ============    ============
Net loss per common share - basic and diluted
  Continuing operations                          $         --     $      (0.03)   $      (0.01)    $      (0.04)
                                                 ============     ============    ============     ============
  Discontinued operations                        $         --     $         --    $         --     $      (0.02)
                                                 ============     ============    ============     ============
  Net loss per common share                      $         --     $      (0.03)   $      (0.01)    $      (0.06)
                                                 ============     ============    ============     ============
Weighted average common shares outstanding:
  Basic and Diluted                               194,376,085       11,334,517     140,693,291        7,541,872
                                                 ============     ============    ============     ============

     See accompanying notes to condensed consolidated financial statements.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                                          Cumulative Since
                                                                                                             Reentering
                                                                           Six Months Ended June 30,      Development Stage
                                                                       ------------------------------         4/1/2007 -
                                                                          2008               2007             6/30/2008
                                                                       -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                  $  (782,695)       $  (317,797)       $(1,814,827)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                              889                161              4,394
     Notes issued for services                                              40,000                 --             40,000
     Amortization of debt discounts                                         42,382            122,667            126,389
     Gain on extinguishment of debt                                             --                 --            (70,843)
     Loss on Investment                                                     35,000                 --             35,000
     Interest expense associated with beneficial conversion feature        287,633                 --            571,554
     Director stock based compensation                                          --                 --             50,000
     Common stock issued for services                                       56,695             86,973            374,864
     Common stock issued for settlement                                     13,500                 --             13,500
     Common stock issued for interest payment on debt                       21,663                 --             39,099
     Minority interest in net loss of subsidiary                                --             (6,394)           (15,000)
  Changes in assets and liabilities:
     Accounts receivable                                                        --                267                 --
     Inventory                                                                  --                922                 --
     Prepaid expenses                                                       (1,858)               803             (5,463)
     Deferred revenue                                                           --            (13,590)                --
     Accounts payable and accrued expenses                                  (3,425)           (42,120)            36,508
                                                                       -----------        -----------        -----------
          Net cash used in continuing operations                          (290,216)          (168,108)          (614,825)
          Net income (loss) from discontinued operations                        --           (156,899)            40,995
          Net cash provided by (used in) discontinued operations                --             (7,872)           (83,796)
                                                                       -----------        -----------        -----------
          Net cash used in operating activities                           (290,216)          (332,879)          (657,626)
                                                                       -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for intangible assets                                            --           (992,495)                --
  Purchases of fixed assets                                                     --             (3,589)                --
                                                                       -----------        -----------        -----------
          Net cash used in continuing operations                                --           (996,084)                --
          Net cash provided by discontinued operations                          --             19,425                 --
                                                                       -----------        -----------        -----------
          Net cash provided by in investing activities                          --           (976,659)                --
                                                                       -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                                 22,500          1,000,000            102,500
  Accrued expenses - related parties                                         1,574              3,255             (4,426)
  Proceeds from notes payable                                              287,500            310,000            541,030
  Repayments of notes payable                                               (5,037)           (20,000)            (5,037)
  Minority Interest                                                             --             15,000                 --
  Proceeds from issuance of preferred stock                                 20,000                 --             20,000
  Proceeds from issuance of common stock                                    57,000             24,375             58,464
  Proceeds from issuance of common stock for asset purchase                     --                 --              6,206
  Proceeds from stock subscription payable                                  32,000                 --             32,000
  Proceeds from exercise of stock options                                       --                 --              4,375
                                                                       -----------        -----------        -----------
          Net cash provided by financing activities                        415,537          1,332,630            755,112
                                                                       -----------        -----------        -----------

     See accompanying notes to condensed consolidated financial statements.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                   (CONTINUED)

                                                                                                          Cumulative Since
                                                                                                             Reentering
                                                                           Six Months Ended June 30,      Development Stage
                                                                       ------------------------------         4/1/2007 -
                                                                          2008               2007             6/30/2008
                                                                       -----------        -----------        -----------
Effect of exchange rate changes on cash                                          4                 --                (69)

Cash and cash equivalents:
  Increase (decrease) in cash                                              125,325             23,092             97,417
  CASH, beginning of period                                                 32,970              7,200             60,878
                                                                       -----------        -----------        -----------
  CASH, end of period                                                  $   158,295        $    30,292        $   158,295
                                                                       ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                                                 $       320        $        --        $       320
                                                                       ===========        ===========        ===========
Cash paid for income taxes                                             $        --        $        --        $        --
                                                                       ===========        ===========        ===========

Non-cash discontinued operation activities
  Employee stock based compensation                                    $        --        $        --        $    30,698
  Issuance of common stock issued for services                         $        --        $        --        $    11,133
  Issuance of common stock for debt & accrued expenses                 $        --        $        --        $    36,534

Non-cash financing and investing activities:
  Issuance of note for accrued expenses                                $    40,000        $        --        $    83,798
  Issuance of common stock issued for services                         $    56,695        $        --        $    56,695
  Issuance of common stock for payment of debt                         $   130,516        $    86,528        $   226,015
  Issuance of common stock for settlement                              $    13,500        $        --        $    13,500
  Issuance of Preferred E Stock for deposit on the Rosetop Project     $        --        $        --        $   350,000
  Cancelation of Rosetop project and related Preferred E Stock         $  (315,000)       $        --        $  (315,000)
  Issuance of common stock for Purchase of Company                     $        --        $ 1,300,000        $ 1,300,000


During 2007, the Company issued common stock valued at $1,300,000 in connection with the acquisition of International Building Technologies, Inc. The Company received assets valued at $15,953, assumed liabilities of $3,947, and minority interest of $15,000, resulting in Goodwill of $1,302,994.

     See accompanying notes to condensed consolidated financial statements.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                         June 30, 2008 and June 30, 2007


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

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB. Operating results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Inventories, plant, rental machines and other property-net, and other non-monetary assets and liabilities of non-U.S. subsidiaries and branches that operate in U.S. dollars, or whose economic environment is highly inflationary, are translated at approximate exchange rates prevailing when the company acquired the assets or liabilities. All other assets and liabilities are translated at the quarter ended June 30, 2008 exchange rates. Cost of sales and depreciation are translated at historical exchange rates. All other income and expense items are translated at the weighted-average rates of exchange prevailing during the year.

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                         June 30, 2008 and June 30, 2007


Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for the quarter ended June 30, 2008 (denoted in Hong Kong dollars per one U.S. dollar):

                                                                2008
                                                             ----------
Current exchange rate at June 30, 2008                       $7.797 HKD

Year to Date Weighted average exchange rate                  $7.797 HKD

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies have not changed from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2: MATERIAL EVENTS

RESCISSION OF ASSET SALE AND PURCHASE AGREEMENT OF THE ROSE TOP GRADE PROJECT

Effective March 31, 2008, signed April 23, 2008, the Company and Suining Yinfa Construction and Engineering Co., Ltd., both agreed that it was in their best interest to rescind the Asset Sale and Purchase Agreement of the Rose Top Grade Project due to the underperformance of the assets and the inability of the sellers to record transactions as necessary to permit preparation of financial statements in conformity with US GAAP. Please see Note 7 - Acquisitions and Investments.

ACQUISITION OF WUHAN WUFENG MACHINERY MANUFACTURING COMPANY, LTD.

On April 16, 2008, the Company entered into a definitive agreement to acquire a 92% stake in Wuhan Wufeng Machinery Manufacturing Company, Ltd. ("Machinery Co.") from Wuhan Intepower Company, Ltd., a China Corporation ("Seller") pursuant to a Stock Sale and Purchase Agreement. The closing of this acquisition will occur as soon as the audit of the books and accounts of the Machinery Co. is completed to the satisfaction of the Company and requisite governmental approvals are obtained. On June 24, 2008, the Company received requisite governmental approvals to proceed with this transaction. Please see Note 7 - Acquisitions and Investments.

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. As of June 30, 2008, the Company has incurred net losses from operations prior to reentering the development stage and has an accumulated deficit of $5,534,336. Since reentering the development stage on April 1, 2007, the Company has an accumulated deficit of $1,833,124 as of June 30, 2008. The Company has a working capital deficit of $147,115 as of June 30, 2008.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                         June 30, 2008 and June 30, 2007


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

NOTE 4: NOTES PAYABLE & DEBT DISCOUNTS

The unaudited chart below summarizes the Notes Payable & Debt Discounts of the Company as of June 30, 2008. This chart should be reviewed in conjunction with the details following the chart.

Terms                                                                                             Amount
-----                                                                                            ---------
SHORT TERM NOTES PAYABLE:
  - 10.301% Interest; principal of $6,105; monthly payments of $1,254; due on 12/1/2008          $   6,105
                                                                                                 ---------
TOTAL SHORT TERM NOTES PAYABLE                                                                   $   6,105
                                                                                                 =========
SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:
  - 0% Interest; principal of $8,000; monthly payments of $3,000; convertible to common stock
      based on 60% of average price; due on 08/01/08                                             $   8,000
  - 0% Interest; principal of $8,000; monthly payments of $3,000; convertible to common stock
      based on 60% of average price; due on 08/01/08                                                 8,000
  - 10% Interest; principal of $135,262; monthly payments of $4,396; convertible to common stock based on 75% of average price; due on 6/30/2009, net of unamortized discounted
      related to the debt discount of $7,743                                                       127,519
  - 5% Interest; principal of $85,178; monthly payments of $4,387; convertible to common stock based on 70% of average price; due on 7/1/2009, net of unamortized discount related to
      the debt discount of $31,059                                                                  54,119
                                                                                                 ---------
TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                                                   $ 197,638
                                                                                                 =========
LONG TERM NOTES PAYABLE:
  - 10% Interest; principal of $10,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $8,619                                                                                     $   1,381
  - 10% Interest; principal of $17,500; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $13,437                                                                                        4,063
  - 10% Interest; principal of $25,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $19,949                                                                                        5,051
  - 10% Interest; principal of $10,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $8,158                                                                                         1,842
  - 10% Interest; principal of $20,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $16,687                                                                                        3,313

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                         June 30, 2008 and June 30, 2007

  - 10% Interest; principal of $25,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $21,513                                                                                        3,487
  - 10% Interest; principal of $70,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $38,991                                                                                       31,009
  - 10% Interest; principal of $50,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $43,228                                                                                        6,772
  - 10% Interest; principal of $50,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $43,228                                                                                        6,772
  - 10% Interest; principal of $10,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $8,646                                                                                         1,354
  - 10% Interest; principal of $37,133; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $17,716                                                                                       19,417
  - 10% Interest; principal of $50,603; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $37,853                                                                                       12,750
                                                                                                 ---------
TOTAL LONG TERM NOTES PAYABLE                                                                    $  97,211
                                                                                                 =========
LONG TERM NOTES PAYABLE TO SHAREHOLDERS:
  - 10% Interest; principal of $12,500; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $9,598                                                                                         2,902
  - 10% Interest; principal of $45,217; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $2,182                                                                                        43,035
  - 10% Interest; principal of $27,638; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $14,764                                                                                       12,874
  - 10% Interest; principal of $124,130; convertible to common stock based on 50% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $56,668                                                                                       67,462
  - 10% Interest; principal of $32,017; convertible to common stock based on 50% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $15,261                                                                                       16,756
  - 10% Interest; principal of $50,240; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $36,930                                                                                       13,310
  - 10% Interest; principal of $87,958; convertible to common stock based on 50% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $38,936                                                                                       49,022
  - 10% Interest; principal of $60,327; convertible to common stock based on 50% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $43,115                                                                                       17,212
  - 10% Interest; principal of $10,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $7,971                                                                                         2,029

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                         June 30, 2008 and June 30, 2007

  - 10% Interest; principal of $10,642; convertible to common stock based on 50% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $7,992                                                                                         2,650
                                                                                                 ---------
TOTAL LONG TERM NOTES PAYABLE TO SHAREHOLDERS                                                    $ 227,252
                                                                                                 =========

SHORT TERM NOTES PAYABLE

On March 1, 2008 the Company entered into a $10,800 note to for a prepaid expense in the amount of $14,900. A down payment in the amount of $4,100 was paid in cash. The $10,800 note carries interest at an annual percentage rate of 10.60% pursuant to which the Company is obligated to make 9 monthly principal and interest payments of $1,254 commencing April 1, 2008 with a final payment December 1, 2008. As of June 30, 2008, the balance of the note was $6,105.

SHORT TERM NOTE PAYABLE - SHAREHOLDERS

On May 8, 2007 the Company amended an earlier Promissory Note for $129,240 ($121,920 in principal and $7,320 accrued interest). Furthermore, on May 8, 2007 the Company bifurcated the Note and entered into two separate Notes: (i) one for $100,000 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $4,387 commencing July 1, 2007 with final payment July 1, 2009 and (ii) a second Note for $29,240 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $1,283 commencing July 1, 2007 with final payment July 1, 2009 (this second Note is payable to a shareholder). At any time after giving notice, the Holder has the option to convert all or part of the accrued interest and remaining principal of either note based on 70% of the average of the lowest 5 closing bid prices in the past 20 trading days immediately preceding such conversion so long as the total number of shares issued to Holder will be such that the number of shares beneficially owned by Holder will be less than 4.99% of the outstanding common shares of the Company. The Company has determined that these modified terms are substantially different than the original terms as defined in the Emerging Issues Task Force No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" ("EITF 96-19"), and, therefore, this renegotiation result in the recognition of a $129,240 loss as of the date of the amendment of the note. A debt discount of $129,240 was calculated in accordance with EITF 00-27, and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $11,544 for the quarter ended June 30, 2008 and $98,181 for the period from inception to June 30, 2008. During the quarter, the note Holders converted a total of $8,927 of principal and interest payments. As of June 30, 2008, the second note in the amount of $29,240 has been paid in full. The balance of the remaining note is $85,178.

On August 21, 2006, the Company issued a $250,000 convertible note payable to a shareholder and an entity owned by such shareholder in exchange for the retirement of the shareholder's Series B preferred stock and all related accrued interest. On March 14, 2007, the Note was amended with the monthly payments of $4,395 or more deferred until June 1, 2007 and the due date extended from August 30, 2007 to May 30, 2008. On March 26, 2007, the Note was bifurcated into two separate notes with all prior unpaid principal and interest rolled up into these two notes. On April 26, 2008, the parties agreed to extend the maturity of the note to June 30, 2009. At any time after giving notice, the Holder has the option to convert all or part of the remaining balance of the note into common stock of the Company based on 75% of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversion shall not exceed 4.99% of the then outstanding shares of common stock of the Company. A debt discount of $239,556 was calculated in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $10,542 for the quarter ended June 30, 2008 and $231,814for the period from inception to June 30, 2008. During the quarter, the note holders converted the note into common stock in the amount of $14,187 for the payment of principal and interest. During the second quarter of 2007, one of the two notes was fully paid off and as of June 30, 2008 the principal balance on the remaining note was $135,262. The Company is current with the payments on the remaining note.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                         June 30, 2008 and June 30, 2007


On January 22, 2008, the Company converted $40,000 in accounts payable into two no interest bearing $40,000 Promissory Note, $20,000 each, with monthly payments of $3,000 on each note to be paid no later than August 1, 2008. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversions so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible features of this note, a debt discount of $40,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $15,304 for the quarter ended June 30, 2008 and $40,000 for the period from inception to June 30, 2008. Had the two notes included a fair market value interest rate, the interest amount would be immaterial and therefore the Company chose not to apply APB No.21 treatment to this transaction. During the quarter, the note Holders each converted a total of $6,000 of principal payments. As of June 30, 2008, the balance of the two notes was $16,000 or $8,000 each.

LONG TERM NOTES PAYABLE/LONG TERM NOTES PAYABLE SHAREHOLDERS

On May 21, 2007 the Company entered into a $122,500 Secured Promissory Note at the rate of 11% per annum due March 20, 2008. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $130,735. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. In relation to the convertible feature of this note, a debt discount of $82,976 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $12,806 for the quarter ended June 30, 2008 and $26,308 for the period from inception to June 30, 2008. Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May 21, 2007 to assume the note and entered into a promissory note with the lender. The Note is secured with the Preferred Series C shares owned by the President.

In connection with this transaction, 490,000 warrants to purchase shares of the common stock of the Company at $0.25 were issued with an expiration date of May 20, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $47,759. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled has been fully amortized as of March 31, 2008. During the quarter, the note Holder converted a total of $4,572 of principal and interest payments. As of June 30, 2008, the balance of the note was $124,130.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                         June 30, 2008 and June 30, 2007


On May 21, 2007, the Company entered into a Promissory Note for $30,000 to be paid no later than March 20, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $32,017. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. In relation to the convertible feature of this note, a debt discount of $20,321 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $2,530 for the quarter ended June 30, 2008 and $5059 for the period from inception to June 30, 2008. Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May 21, 2007 to assume the note and entered into a promissory note with the lender. The Note is secured with the Preferred Series C shares owned by the President.

In connection with this transaction, 120,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 20, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $11,696. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and has been fully amortized as of March 31, 2008. No payments were due or made during the quarter.

On May 21, 2007, the Company entered into a Promissory Note for $97,500 to be paid no later than May 20, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $104,054. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. In relation to the convertible feature of this note, a debt discount of $66,042 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $15,202 for the quarter ended June 30, 2008 and $27,106 for the period from inception to June 30, 2008.

In connection with this transaction, 390,000 warrants to purchase the common stock of the Company at $0.25 were issued with an expiration date of May 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $38,012. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $5,279 for the quarter ended June 30, 2008 and $38,012 for the period from inception to June 30, 2008. During the quarter, the note Holder converted a total of $14,240 of principal and interest payments. As of June 30, 2008, the balance of the note was $87,958.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                         June 30, 2008 and June 30, 2007


On May 22, 2007 the  Company  entered  into a  Convertible  Promissory  Note for
$50,000 to be paid no later than March 21, 2008 with 11% interest rate per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $37,649 gain as of the date of the amendment of the note. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $30,506 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $5,507 for the quarter ended June 30, 2008 and $28,324 for the period from inception to June 30, 2008. During the second quarter, the note holder converted a total of $6,720 in principal and interest payments. The balance of the note as of June 30, 2008 is $45,217.

In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.76% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $19,494. The Company has recorded this amount as a debt discount and is amortizing it over the term of this Note. The amortization is being recorded as interest expense and has been fully amortized as of March 31, 2008.

On June 1, 2007, the Company entered into a Promissory Note for $10,000 to be paid no later than June 1, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $10,642. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation result in the recognition of a $4,511 loss as of the date of the amendment of the note. In relation to the convertible feature of this note, a debt discount of $10,642 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $1,325 for the quarter ended June 30, 2008 and $2650 for the period from inception to June 30, 2008. No payments were due or made during the quarter.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                         June 30, 2008 and June 30, 2007


On September 17, 2007, the Company entered into a Convertible Promissory Note for $36,000 to be paid no later than August 28, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $37,133. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $11,913 gain as of the date of the amendment of the note. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $32,839 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $2,847 for the quarter ended June 30, 2008 and $15,661 for the period from inception to June 30, 2008. No payments were due or made during the quarter.

In connection with this transaction, 144,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of September 17, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 299.55%, a contractual life of five years, a zero dividend rate, 4.21% risk free interest rate, and the fair value of common stock of $0.02 per share at date of grant, the Company determined the allocated fair value of the warrant to be $3,161. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $834 for the quarter and $2,623 period from inception to June 30, 2008.

On September 17, 2007, the Company entered into a Convertible Promissory Note for $30,000 to be paid no later than August 28, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $30,629. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $10,433 gain as of the date of the amendment of the note. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $27,366 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $2,373 for the quarter ended June 30, 2008 and $13,051 for the period from inception to June 30, 2008. No payments were due or made during the quarter.

In connection with this transaction, 120,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of September 17, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 299.55%, a contractual life of five years, a zero dividend rate, 4.21% risk free interest rate, and the fair value of common stock of $0.02 per share at date of grant, the Company determined the allocated fair value of the warrant to be $2,634. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $695 for the quarter and $2,186 period from inception to June 30, 2008.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                         June 30, 2008 and June 30, 2007


On October 5, 2007, the Company entered into a Promissory Note for $60,000 to be paid no later than August 5, 2008 with an interest rate of 13.2%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $61,870. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation result in the recognition of a $25,524 loss as of the date of the amendment of the note. In relation to the convertible feature of this note, a debt discount of $58,512 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $8,505 for the quarter ended June 30, 2008 and $15,789 for the period from inception to June 30, 2008.

In connection with this transaction, 240,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of August 5, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 4.33% risk free interest rate, and the fair value of common stock of $0.014 per share at date of grant, the Company determined the allocated fair value of the warrant to be $3,358. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $1,007 for the quarter and $2,966 period from inception to June 30, 2008. During the quarter, the note holder converted a total of $3,657 in principal and interest payments. The balance of the note is $60,327 as of June 30, 2008.

On November 21, 2007, the Company entered into a Convertible Promissory Note for $50,000 to be paid no later than November 21, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $50,603. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $18,083 gain as of the date of the amendment of the note. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $50,183 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $6,247 for the quarter ended June 30, 2008 and $12,494 for the period from inception to June 30, 2008. No payments were made or due during the quarter.

In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of November 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 3.4% risk free interest rate, and the fair value of common stock of $0.0021 per share at date of grant, the Company determined the allocated fair value of the warrant to be $419. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $105 for the quarter and $255 period from inception to June 30, 2008.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                         June 30, 2008 and June 30, 2007


On November 30, 2007, the Company entered into a Convertible Promissory Note for $50,000 to be paid no later than November 30, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $50,240. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $47,842 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $5,956 for the quarter ended June 30, 2008 and $11,911 for the period from inception to June 30, 2008. No payments were made or due during the quarter.

In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of November 30, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 3.41% risk free interest rate, and the fair value of common stock of $0.012 per share at date of grant, the Company determined the allocated fair value of the warrant to be $2,398. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $600 for the quarter and $1399 period from inception to June 30, 2008.

On January 16, 2008, the Company entered into a Promissory Note for $12,500 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $12,500 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $1,591 for the quarter ended June 30, 2008 and $2,902 for the period from inception to June 30, 2008. No payments were due or made during the quarter.

On January 16, 2008, the Company entered into a Promissory Note for $17,500 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $17,500 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $2,227 for the quarter ended June 30, 2008 and $4,063 for the period from inception to June 30, 2008. No payments were due or made during the quarter.

On February 12, 2008, the Company entered into a Promissory Note for $25,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $25,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $3,037 for the quarter ended June 30, 2008 and $5,051 for the period from inception to June 30, 2008. No payments were due or made during the quarter.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                         June 30, 2008 and June 30, 2007


On February 27, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $10,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $1,352 for the quarter ended June 30, 2008 and $1,842 for the period from inception to June 30, 2008. No payments were due or made during the quarter.

On March 13, 2008, the Company entered into a Promissory Note for $20,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $20,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $2,766 for the quarter ended June 30, 2008 and $3,313 for the period from inception to June 30, 2008. No payments were due or made during the quarter.

On March 18, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $9,481 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $1,321 for the quarter ended June 30, 2008 and $1,510 for the period from inception to June 30, 2008. No payments were due or made during the quarter.

On April 2, 2008, the Company entered into a Promissory Note for $25,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $25,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $3,487 for the quarter ended June 30, 2008 and for the period from inception to June 30, 2008. No payments were due or made during the quarter.

On April 3, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $10,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $1,381 for the quarter ended June 30, 2008 and for the period from inception to June 30, 2008. No payments were due or made during the quarter.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                         June 30, 2008 and June 30, 2007


On April 5, 2008, the Company entered into three Promissory Notes totaling $110,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payees may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible features of these notes, a total debt discount of $110,000 was calculated in accordance with EITF 00-27 and is being amortized over the lives of these debentures. The amortization is being recorded as interest expense and totaled $14,898 for the quarter ended June 30, 2008 and for the period from inception to June 30, 2008. No payments were due or made during the quarter.

On April 24, 2008, the Company entered into a Promissory Note for $70,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $43,750 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $4,759 for the quarter ended June 30, 2008 and for the period from inception to June 30, 2008. No payments were due or made during the quarter.

NOTE 5: STOCKHOLDER'S EQUITY

COMMON STOCK

During the quarter ended June 30, 2008, the Company issued a total of 141,283,434 shares of common stock valued at $149,893 for consulting services, repayment of debt, and for cash payment detailed in the following chart.

Date of    Number of Shares   Aggregate Sales
 Issue         Issued             Price              Nature of Transaction
 -----         ------             -----              ---------------------
04/01/08     5,643,350         $   5,079     In exchange for debt repayment
04/03/08     3,703,704            11,111     In exchange for consulting services
04/03/08     8,515,516            10,396     In exchange for debt repayment
04/15/08     6,531,558             4,572     In exchange for debt repayment
04/21/08     6,763,150             6,524     In exchange for debt repayment
04/28/08    15,793,919            22,000     In exchange for cash payment
04/28/08     4,761,905             6,190     In exchange for consulting services
04/28/08     4,014,192             4,396     In exchange for debt repayment
04/30/08     7,971,014            10,000     In exchange for cash payment
05/02/08     6,857,483             3,657     In exchange for debt repayment
05/21/08     4,444,444             7,111     In exchange for consulting services
05/21/08    36,801,656            24,696     In exchange for debt repayment
05/22/08     9,160,950             9,161     In exchange for debt repayment
05/23/08     7,857,143            10,000     In exchange for cash payment
06/17/08     7,638,889            10,000     In exchange for cash payment
06/30/08     4,824,561             5,000     In exchange for cash payment
           -----------         ---------
  TOTAL    141,283,434         $ 149,893
           ===========         =========

During the quarter ended March 31, 2008, the Company issued 8,846,122 shares of common stock valued at $32,283 for consulting services. The Company also issued 33,048,146 shares of common stock valued at $62,036 for repayment of debt.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                         June 30, 2008 and June 30, 2007


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

AMENDMENT TO COMMON STOCK PAR VALUE

On May 22, 2008, the Company amended the articles of incorporation by adjusting the par value of the common stock from $0.001 to $0.00001. All shareholder equity accounts have been restated to reflect the adjustment to the par value as of the earliest date presented in the financial statements.

PREFERRED STOCK

SERIES E PREFERRED STOCK

Effective March 31, 2008, the Company and Suining Yinfa Construction and Engineering Co., Ltd., both agreed that it was in their best interest to rescind the Asset Sale and Purchase Agreement of the Rose Top Grade Project due to the underperformance of the assets and the inability of the sellers to record transactions as necessary to permit preparation of financial statements in conformity with US GAAP. Suining Yinfa agreed to return all 350,000 shares of the Company's Series E Preferred Stock as part of the rescission and the Company agreed to compensate Suining Yinfa for their work and time in connection with this transaction with 35,000 shares of the Company's Series E Preferred Stock. The Company issued the 35,000 shares of Series E Preferred Stock on April 22, 2008. Since the Series E Preferred Stock has a convertible feature, a Preferred Dividend of $5,138 was calculated in accordance with EITF 00-27. See Note 7 - Acquisitions and Investments.

SERIES F PREFERRED STOCK

On April 23, 2008, the Company designated a new series of preferred stock called the Series F Preferred stock with the following attributes:

     a.   Authorized Shares: 3,000,000
     b.   Dividends: 8% annual dividends, at management's discretion
     c.   Liquidation Rights: Yes
     d.   Voting Rights: None
     e. Conversion Rights: Six months after issuance each share of Series F Preferred Stock is convertible to $1.00 worth of common stock based on 90% of the average closing sales prices for the 5 trading days preceding conversion.

On June 30, 2008, the Company issued a total of 20,000 shares of Series F Preferred Stock for $20,000 cash paid as consideration for the shares. Since the Series F Preferred Stock has a convertible feature, a Preferred Dividend of $4,154 was calculated in accordance with EITF 00-27.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                         June 30, 2008 and June 30, 2007


NOTE 6: DISCONTINUED OPERATIONS

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

The following assets and liabilities have been segregated and included in Assets held for sale and Liabilities held for sale, as appropriate, in the consolidated balance sheets as of June 30, 2008 and 2007, that relates to our motor sports business:

                                                    Six Months Ended June 30,
                                                   --------------------------
                                                     2008              2007
                                                   --------          --------
ASSETS
  Fixed assets, net of depreciation                $     --          $     --
  Intangible assets, net of  amortization                --             9,250
                                                   --------          --------
      Assets held for sale                         $     --          $ 14,177
                                                   ========          ========
LIABILITIES
  Accounts payable and accrued expenses            $     --          $ 38,343
                                                   --------          --------
      Liabilities held for sale                    $     --          $ 38,343
                                                   ========          ========

The following amounts, related to our motor sports business, have been segregated from Continuing Operations and included in Discontinued Operations in the Consolidated Statements of Operations:

                                              Three Months Ended June 30,        Six Months Ended June 30,
                                              ---------------------------       ---------------------------
                                                 2008             2007             2008             2007
                                              ----------       ----------       ----------       ----------
Gross profit                                  $       --       $      (57)      $       --       $      (57)

Operating expenses
  Selling, general and administrative                 --               --               --          170,039
  Depreciation and amortization                       --              755               --            2,495
                                              ----------       ----------       ----------       ----------
      Total operating expenses                        --             (755)              --         (172,534)
                                              ----------       ----------       ----------       ----------
Other Income (expense):
  Interest expense                                    --           (5,000)              --          (12,642)
  Gain on extinguishment of debt                      --           27,735               --           37,405
  Loss on sale of assets                              --           (4,177)              --           (4,177)
  Other income                                        --           (5,000)              --           (4,894)
                                              ----------       ----------       ----------       ----------
      Total other income                              --           13,558               --           15,692
                                              ----------       ----------       ----------       ----------
Gain (loss) from discontinuing operations     $       --       $   12,746       $       --       $ (156,899)
                                              ==========       ==========       ==========       ==========

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                         June 30, 2008 and June 30, 2007


NOTE 7 - ACQUISITIONS AND INVESTMENTS

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                         June 30, 2008 and June 30, 2007


The following is the supplemental pro forma information that discloses the results of operations as though the business combination had been completed as of the beginning of the period being reported on.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended     Six Months Ended
                                                                    June 30,              June 30,
                                                                      2007                  2007
                                                                  -----------           -----------
Operating loss                                                    $  (174,493)          $  (238,984)
Other income (expense):
  Interest income                                                          29                    57
  Interest expense                                                   (167,644)             (167,644)
  Gain on extinguishment of debt                                      (77,000)              (77,000)
  Minority interest in net loss of subsidiary                          (3,652)                4,592
  Other income (expense)                                                1,195                 1,195
                                                                  -----------           -----------
      Total other income (expense)                                   (247,072)             (238,800)
                                                                  -----------           -----------
Loss from continuing operations                                      (421,565)             (477,784)
                                                                  -----------           -----------
Discontinued operations:
  Income (loss) from operations of discontinued business              (10,812)             (190,127)
  Income (loss) on disposal of assets                                  23,558                33,228
                                                                  -----------           -----------
Income (loss) on discontinued operations                               12,746              (156,899)
                                                                  -----------           -----------
Net loss                                                             (408,819)             (634,683)
                                                                  ===========           ===========
Other comprehensive income:
  Foreign Currency Translation                                           (351)                 (351)
                                                                  -----------           -----------
Comprehensive income (loss)                                       $  (409,170)          $  (635,034)
                                                                  ===========           ===========
Net loss per common share - basic and diluted
  Continuing operations                                           $     (0.04)          $     (0.06)
                                                                  ===========           ===========
  Discontinued operations                                         $        --           $     (0.02)
                                                                  ===========           ===========
  Net loss per common share                                       $     (0.04)          $     (0.08)
                                                                  ===========           ===========
Weighted average common shares outstanding:
  Basic                                                            11,334,517             7,541,872
                                                                  ===========           ===========

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                         June 30, 2008 and June 30, 2007


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

Effective March 31, 2008, signed April 23, 2008, both parties agreed that it was in their best interest to rescind the Asset Sale and Purchase Agreement due to the underperformance of the assets and the inability of the sellers to record transactions as necessary to permit preparation of financial statements in conformity with US GAAP. Suining Yinfa agreed to return all 350,000 shares of the Company's Series E Preferred Stock as part of the rescission and the Company agreed to compensate Suining Yinfa for their work and time in connection with this transaction with 35,000 shares of the Company's Series E Preferred Stock. The value of the 35,000 shares of the Company's Series E Preferred Stock is valued at $35,000. Each share of the Company's Series E Preferred Stock is convertible to One Dollar worth of the Company's common stock. The compensation to Suining Yinfa has been expensed as of March 31, 2008 on the condensed consolidated statement of operations.

ACQUISITION OF WUHAN WUFENG MACHINERY MANUFACTURING COMPANY, LTD.

On April 16, 2008, the Company entered into a definitive agreement to acquire a 92% stake in Wuhan Wufeng Machinery Manufacturing Company, Ltd. ("Machinery Co.") from Wuhan Intepower Company, Ltd., a China Corporation ("Seller") pursuant to a Stock Sale and Purchase Agreement. After transferring a 4% stake to certain management personnel of the Machinery Co. at the closing of the transaction, the Company will own a net interest of 88% of the equity securities of the Machinery Company. The closing of this acquisition will occur as soon as the audit of the books and accounts of the Machinery Co. is completed to the satisfaction of the Company and requisite governmental approvals are obtained. On June 24, 2008, the Company received requisite governmental approvals to proceed with this transaction.

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

The purchase consideration to be paid by the Company to the Seller will be approximately U.S. $1,500,000, consisting of cash for 10% of the purchase consideration, and three (3) Convertible Promissory Notes representing the balance of the purchase consideration. At the Seller's option the notes are convertible into shares of the Company's common stock at a value equivalent to the notes.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                         June 30, 2008 and June 30, 2007


NOTE 8: SUBSEQUENT EVENTS

STOCK ISSUANCES

The Company issued the following Common Stocks after the end of the quarter ended June 30, 2008 and prior to the filing of these financial statements.

The Company issued 114,319,597 shares of common stock valued at $108,925 for the repayment of debt.

The Company issued 86,935,571 shares of common stock valued at $199,952 for cash consideration of the Company's common stock.

The Company issued 30,612,243 shares of common stock valued at $15,000 for the conversion of 15,000 shares of the Company's Series D Preferred Stock.

The Company issued 7,000,000 shares of common stock valued at $7,000 for the conversion of 7,000 shares of the Company's Series E preferred stock.

AMENDMENT TO AGGREGATE NUMBER OF SHARES

The Company increased the aggregate number of shares which the Company shall have the authority to issue to Two Billion (2,000,000,000) shares, consisting of One billion Nine Hundred Fifty Million (1,950,000,000) shares of Common stock and Fifty million (50,000,000) shares of Preferred stock. Preferred stock with the original par value of $0.01 per share has been changed to $0.001 per share. All other Preferred stock with stated par values other than the original value of $0.01 remained the same.

CASH PAYMENT

After the quarter ended June 30, 2008 and prior to the filing of these financial statements, the Company received $40,000 cash payment from various investors for shares of the Company's restricted common stock.

CONVERTIBLE PROMISSORY NOTES

The following note illustrated in the table below have a conversion feature consisting of a 60% conversion rate based on the average of the lowest 5 closing bid prices within the 10 trading days preceding the conversion. No conversion shall exceed 4.99% of the then outstanding common stock of the Company. The note matures on December 31, 2009 and is convertible at any time.

                Date                    Amount
                ----                    ------
             07/15/2008                $15,000
             08/01/2008                $10,000
             08/01/2008                $13,000
                                       -------
             Total                     $38,000
                                       =======


AMENDMENT OF SERIES E PREFERRED STOCK

On July 28, 2008 the company amended its "Series E Preferred Stock" to adjust the amount authorized from 10,000,000 to 50,000. Also amended were the conversion terms from 80% conversion rate based on the average of the closing prices within the 10 trading days preceding the conversion to 80% conversion rate based on the average of the lowest 3 closing prices within the 20 trading days preceding the conversion.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the quarter ended June 30, 2008, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

CAUTIONARY FORWARD - LOOKING STATEMENT

 The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Such factors and uncertainties include, but are not limited to the following:

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

EXECUTIVE OVERVIEW

In 2004, we entered the motor sports industry selling die cast model cars. In 2005 we created several divisions to sell race worn memorabilia (helmets, gloves and racing suits), automotive related art and high performance brake fluid. Additionally, in 2006 we created a car wash product named after a well-known racing legend. Up until the end of our first quarter in 2007 we continued to focus our efforts on our high performance brake fluid and specialty car care product lines, however due to a change in control and certain events, we changed our business operations to better reflect management's experience and our expertise in the light weight panel industry where we can better concentrate on global construction and engineering projects. At the end of the first quarter of 2007 we divested ourselves from the motor sports business and transitioned into the business of lightweight panel construction through our subsidiary International Building Technologies, Inc. ("IBT") and its wholly owned subsidiary International Building Technologies, Co. Ltd. ("IBT Hong Kong").

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

In July 2007, we executed an agreement to purchase a 51% interest in a Chinese building project named the Rose Top Grade (Rose Best) Project. However, due to the underperformance of the Project along with the Seller's inability to record transactions as necessary to permit preparation of financial statements in conformity with US GAAP, both parties decided to rescind the agreement and return consideration paid in 2008.

In December 2007, the Company signed a memorandum of understanding to acquire a China based machinery manufacturing company. The Machinery Company has net assets worth approximately US $2.5 million and revenues of approximately US $3.5 million for the year 2007. The Machinery Company currently offers several lines of machineries and equipments which can be retooled to manufacture the panel production machineries that the Company endeavors to sell and utilize in several planned projects in China and other countries. In April 2008, the Company executed a definitive agreement to acquire the Machinery Company. In June 2006, the China Government granted approval for our Company to acquire the Machinery Company.

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

The Company signed a definitive agreement to acquire the Machinery Co. on April 16, 2008. The purchase consideration to be paid by the Company to the Seller will be approximately U.S. $1,500,000, consisting of cash for 10% of the purchase consideration, and three (3) Convertible Promissory Notes representing the balance of the purchase consideration. At the Seller's option the notes are convertible into shares of INBG common stock at a value equivalent to the notes. The Company received approval from the China Government to acquire the Machinery Company on June 24, 2008.

DISCONTINUED OPERATIONS

At the end of the first quarter of 2007 the Company discontinued all operations related to the motor sports business due to increased manufacturer's prices, slowing retail sales, increased competition from online auction sites and the consolidation of the die cast industry. This includes operations by its wholly owned subsidiaries Scottsdale Diecast, Inc. ("SDI") and Quadriga Motorsports, Inc. ("Quadriga"). The Company has since shifted focus to developing and manufacturing lightweight panel technology. The Company has subsequently disposed of all assets related to the motor sports business in the first quarter of 2007. No income tax expense has been recorded related to the discontinued operations given the Company's net operating loss carry forwards and related valuation allowances. All activity during fiscal year 2007 related to the motor sports business has been reclassified to present the operations as discontinued operations. Fiscal year 2006 financial statements have also been reclassified to present the operations of the motor sports business as discontinued operations. There was no motor sports related business in the first or second quarters of 2008.

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

Inventories, plant, rental machines and other property-net, and other non-monetary assets and liabilities of non-U.S. subsidiaries and branches that operate in U.S. dollars, or whose economic environment is highly inflationary, are translated at approximate exchange rates prevailing when the company acquired the assets or liabilities. All other assets and liabilities are translated at the quarter ended June 30, 2008 exchange rates. Cost of sales and depreciation are translated at historical exchange rates. All other income and expense items are translated at the weighted-average rates of exchange prevailing during the year.

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for the quarter ended June 30, 2008 (denoted in Hong Kong dollars per one U.S. dollar):

                                                      2008
                                                    ----------
Current exchange rate at June 30, 2008              $7.797 HKD

YTD Weighted average exchange rate                  $7.797 HKD

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

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

Since discontinuing the prior business and re-entering the development stage as of April 1, 2007 the Company's results of operations has changed. There are no revenues during the current development stage as we are in the process of starting our manufacturing process. There were no revenues in the quarters ended June 30, 2008 and 2007.

Operating Expenses for current operations totaled $132,084 for the quarter ended June 30, 2008 compared to $157,771 for the quarter ended June 30, 2007. The decrease of $25,687 in Operating Expenses between quarters ended June 30, 2008 and 2007 is mostly attributed decrease salary, payroll taxes, consulting expenses, and professional fees related to the shift in business focus from the motor sports business to the panel manufacturing business.

As of June 30, 2008, Interest Expense totaled $171,833 compared to total Interest Expense of $167,644 for the quarter ended June 30, 2007. Interest Expense is largely attributed to the issuances of new debt with non-cash interest expenses such as accretion of warrants and accretion on debt discounts (See Note 4 - Notes Payable & Debt Discounts in Item 1).

For the quarter ended June 30, 2008, the company has a $50,000 gain on forgiven accrued expenses. This expense was related to unpaid consulting fees owed. A portion of the accrued expenses, equating to $50,000, was forgiven in accordance to the signed agreement between the consultant and the Company.

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

There were no revenues in the six months ended June 30, 2008 and 2007.

Operating Expenses for current operations totaled $348,768 for the six months ended June 30, 2008 compared to $330,305 for the six months ended June 30, 2007. The $330,305 consists of $157,771 of regular operating expenses and $172,534 of Discontinued Operating expenses. (Please see Note 6 - Discontinued Operations in
Item 1) The increase of $18,463 in Operating Expenses between the six months ended June 30, 2008 and 2007 is mostly attributed the winding down of the motor sports business in the prior year versus the continued operating cost of developing the panel manufacturing business.

The most significant change in our results of operations is Interest Expense. As of June 30, 2008, Interest Expense totaled $375,949 and is greater than Interest Expense of $167,644 for the six months ended June 30, 2007. The increase of $208,305 in Interest Expense is largely due to the issuances of new debt with non-cash interest expenses such as accretion of warrants and accretion on debt discounts (See Note 4 - Notes Payable & Debt Discounts in Item 1). These non-cash expenses make up the majority of the difference between current year and prior year interest expense.

In 2008, the Company reported expenses related to a settlement totaling $23,500. This settlement is related to a previous shareholder. The consideration paid consisted of $10,000 cash and 3,000,000 common shares of the Company valued at $13,500. See Note 5 - Stock Holder's Equity in Item 1.

Effective March 31, 2008,the company rescinded the Asset Sale and Purchase Agreement on the Rose Top Grade Project due to the underperformance of the assets and the inability of the sellers to record transactions as necessary to permit preparation of financial statements in conformity with US GAAP. Suining Yinfa agreed to return all 350,000 shares of the Company's Series E Preferred Stock as part of the rescission and the Company agreed to compensate Suining Yinfa for their work and time in connection with this transaction with 35,000 shares of the Company's Series E Preferred Stock. The value of the 35,000 shares of the Company's Series E Preferred Stock is valued at $35,000. Each share of the Company's Series E Preferred Stock is convertible to One Dollar worth of the Company's common stock. See Note 7 - Acquisitions and Investments in Item 1.

For the six months ended June 30, 2008, the company has a $50,000 gain on forgiven accrued expenses. This expense was related to unpaid consulting fees owed. A portion of the accrued expenses, equating to $50,000, was forgiven in accordance to the signed agreement between the consultant and the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the next 12 months, our foreseeable cash requirements will relate to continuing to develop the operations of our wholly owned subsidiaries and business divisions, maintaining our good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business venture.
Additionally, we may experience a cash shortfall and be required to raise additional capital. In the quarter ended June 30, 2008 and year ended December 31, 2007 we relied on funds from the sale of shares of stocks and loans from our shareholders and private investors to finance our operations and growth. Management may raise additional capital through future public or private offerings of our stock or through loans from private investors, although there can be no assurance that we will be able to obtain such financing. Our failure to do so could have a material and adverse affect upon us and our shareholders.

The unaudited chart below summarizes our debt (see Note 4 - Notes Payable & Debt Discounts in Item 1)

Terms                                                                                             Amount
-----                                                                                            ---------
SHORT TERM NOTES PAYABLE:
  - 10.301% Interest; principal of $6,105; monthly payments of $1,254; due on 12/1/2008          $   6,105
                                                                                                 ---------
TOTAL SHORT TERM NOTES PAYABLE                                                                   $   6,105
                                                                                                 =========
SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:
  - 0% Interest; principal of $8,000; monthly payments of $3,000; convertible to common stock
      based on 60% of average price; due on 08/01/08                                             $   8,000
  - 0% Interest; principal of $8,000; monthly payments of $3,000; convertible to common stock
      based on 60% of average price; due on 08/01/08                                                 8,000
  - 10% Interest; principal of $135,262; monthly payments of $4,396; convertible to common stock based on 75% of average price; due on 6/30/2009, net of unamortized discounted
      related to the debt discount of $7,743                                                       127,519
  - 5% Interest; principal of $85,178; monthly payments of $4,387; convertible to common stock based on 70% of average price; due on 7/1/2009, net of unamortized discount related to
      the debt discount of $31,059                                                                  54,119
                                                                                                 ---------
TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                                                   $ 197,638
                                                                                                 =========
LONG TERM NOTES PAYABLE:
  - 10% Interest; principal of $10,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $8,619                                                                                     $   1,381
  - 10% Interest; principal of $17,500; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $13,437                                                                                        4,063

  - 10% Interest; principal of $25,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $19,949                                                                                        5,051
  - 10% Interest; principal of $10,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $8,158                                                                                         1,842
  - 10% Interest; principal of $20,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $16,687                                                                                        3,313
  - 10% Interest; principal of $25,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $21,513                                                                                        3,487
  - 10% Interest; principal of $70,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $38,991                                                                                       31,009
  - 10% Interest; principal of $50,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $43,228                                                                                        6,772
  - 10% Interest; principal of $50,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $43,228                                                                                        6,772
  - 10% Interest; principal of $10,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $8,646                                                                                         1,354
  - 10% Interest; principal of $37,133; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $17,716                                                                                       19,417
  - 10% Interest; principal of $50,603; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $37,853                                                                                       12,750
                                                                                                 ---------
TOTAL LONG TERM NOTES PAYABLE                                                                    $  97,211
                                                                                                 =========
LONG TERM NOTES PAYABLE TO SHAREHOLDERS:
  - 10% Interest; principal of $12,500; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $9,598                                                                                         2,902
  - 10% Interest; principal of $45,217; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $2,182                                                                                        43,035
  - 10% Interest; principal of $27,638; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $14,764                                                                                       12,874
  - 10% Interest; principal of $124,130; convertible to common stock based on 50% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $56,668                                                                                       67,462
  - 10% Interest; principal of $32,017; convertible to common stock based on 50% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $15,261                                                                                       16,756
  - 10% Interest; principal of $50,240; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $36,930                                                                                       13,310

  - 10% Interest; principal of $87,958; convertible to common stock based on 50% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $38,936                                                                                       49,022
  - 10% Interest; principal of $60,327; convertible to common stock based on 50% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $43,115                                                                                       17,212
  - 10% Interest; principal of $10,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $7,971                                                                                         2,029
  - 10% Interest; principal of $10,642; convertible to common stock based on 50% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of
      $7,992                                                                                         2,650
                                                                                                 ---------
TOTAL LONG TERM NOTES PAYABLE TO SHAREHOLDERS                                                    $ 227,252
                                                                                                 =========

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4 - CONTROLS AND PROCEDURES

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors described in our Annual Report on Form 10KSB for the fiscal year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since June 30, 2008, the Company has issued the following securities without registration under the Securities Act of 1933:

Date of    Number of Shares   Aggregate Sales
 Issue         Issued             Price              Nature of Transaction
 -----         ------             -----              ---------------------
04/01/08     5,643,350         $   5,079     In exchange for debt repayment
04/03/08     3,703,704            11,111     In exchange for consulting services
04/03/08     8,515,516            10,396     In exchange for debt repayment
04/15/08     6,531,558             4,572     In exchange for debt repayment
04/21/08     6,763,150             6,524     In exchange for debt repayment
04/28/08    15,793,919            22,000     In exchange for cash payment
04/28/08     4,761,905             6,190     In exchange for consulting services
04/28/08     4,014,192             4,396     In exchange for debt repayment
04/30/08     7,971,014            10,000     In exchange for cash payment
05/02/08     6,857,483             3,657     In exchange for debt repayment
05/21/08     4,444,444             7,111     In exchange for consulting services
05/21/08    36,801,656            24,696     In exchange for debt repayment
05/22/08     9,160,950             9,161     In exchange for debt repayment
05/23/08     7,857,143            10,000     In exchange for cash payment
06/17/08     7,638,889            10,000     In exchange for cash payment
06/30/08     4,824,561             5,000     In exchange for cash payment
           -----------         ---------
  TOTAL    141,283,434         $ 149,893
           ===========         =========

During the quarter ended March 31, 2008, the Company issued 8,846,122 shares of common stock valued at $32,283 for consulting services, 33,048,146 shares of common stock valued at $62,036 for repayment of debt and 3,000,000 shares of common stock valued at $13,500 for a settlement.

The above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.                                Description
-----------                                -----------

   3.1 Certificate of Amendment to Articles of Incorporation to change the par value of the Company's common stock to $0.00001 filed on May 22, 2008

   4.1 Certificate of Designation of Series F Preferred Stock of the Company filed with the Secretary of State of Nevada on April 23, 2008.

   4.2 Certificate of Amendment to Articles of Incorporation to change the total authorized shares and conversion terms of Series E Preferred Stock of the Company filed with the Secretary of State of Nevada on July 28, 2008.

   4.3 Certificate of Amendment to Articles of Incorporation to change the total authorized capital stock of the Company filed with the Secretary of State of Nevada on August 11, 2008.

   10.1 (1) Stock Sale and Purchase Agreement by and between International Building Technologies Group, Inc. and Wuhan Interpower Co., Ltd. executed on April 17, 2008.

   10.2 (2) Rescission to the Asset Sale Purchase Agreement by and between International Building Technologies Group, Inc. and Suining Yinfa Construction and Engineering Co., Ltd., executed April 23, 2008.

   10.3 English translation of the Approval of Wuhan Bureau of Commerce on Issues Concerning Mergers & Acquisitions of Wuhan Wufeng Machinery Manufacturing Co., Ltd. by Foreign Investors and Establishing Enterprises with Foreign Investment

   31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

   32.1 (3) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.


----------
1. Previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 21, 2008 and incorporated herein by reference thereto.

2. Previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 29, 2008 and incorporated herein by reference thereto.

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

                                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.


Date: August 12, 2008            /s/ Kenneth Yeung
                                 -----------------------------------------------
                                 Kenneth Yeung
                                 President, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                                Description
-----------                                -----------

   3.1 Certificate of Amendment to Articles of Incorporation to change the par value of the Company's common stock to $0.00001 filed on May 22, 2008

   4.1 Certificate of Designation of Series F Preferred Stock of the Company filed with the Secretary of State of Nevada on April 23, 2008.

   4.2 Certificate of Amendment to Articles of Incorporation to change the total authorized shares and conversion terms of Series E Preferred Stock of the Company filed with the Secretary of State of Nevada on July 28, 2008.

   4.3 Certificate of Amendment to Articles of Incorporation to change the total authorized capital stock of the Company filed with the Secretary of State of Nevada on August 11, 2008.

   10.1 (1) Stock Sale and Purchase Agreement by and between International Building Technologies Group, Inc. and Wuhan Interpower Co., Ltd. executed on April 17, 2008.

   10.2 (2) Rescission to the Asset Sale Purchase Agreement by and between International Building Technologies Group, Inc. and Suining Yinfa Construction and Engineering Co., Ltd., executed April 23, 2008.

   10.3 English translation of the Approval of Wuhan Bureau of Commerce on Issues Concerning Mergers & Acquisitions of Wuhan Wufeng Machinery Manufacturing Co., Ltd. by Foreign Investors and Establishing Enterprises with Foreign Investment

   31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

   32.1 (3) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.


----------
1. Previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 21, 2008 and incorporated herein by reference thereto.

2. Previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 29, 2008 and incorporated herein by reference thereto.

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