Form 10-Q
period 2008-09-30
International Building Technologies Group, Inc.
filed 2008-11-14
CIK 1075993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 0-32323
_______________________

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1217659
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1151 Harbor Bay Parkway, Suite 202 Alameda, CA	94502
(Address of principal executive offices)	(Zip code)

 Issuer’s telephone number: (510) 814-3778

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 11, 2008, there were 677,651,865 outstanding shares of the Registrant's Common Stock, $0.00001 par value.

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
Report on Form 10-Q

For the Quarter Ended September 30, 2008

INDEX

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash	$3,561	$32,970
Deposit on Wuhan Wufeng Machinerey Company	161,500	-
Deposit on Suining Rosetop Project	-	350,000
Other current assets	7,220	1,765

Total current assets	172,281	384,735

Fixed assets, net of depreciation	1,723	2,766
Other assets	5,405	5,380
Goodwill	1,303,277	1,303,277

Total assets	$1,482,686	$1,696,158

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(CONTINUED)

	September 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
LIABILITIES
Accounts payable and accrued expenses	$135,653	$40,825
Accrued expenses - related parties	3,053	77,426
Notes payable, net	2,474	-
Notes payable to shareholders, net	162,792	135,253
Total current liabilities	303,972	253,504

Long term notes payable, net	33,164	115,834
Long term notes payable to shareholders, net	355,298	23,103
Derivative Liability	928,372	-
Total long term liabilities	1,316,834	138,937

Total liabilities	1,620,806	392,441

Commitment & Contingency	-	-

Minority Interest	-	-

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred A stock, $250 par value, 10,000 shares authorized;
96 shares issued and outstanding	24,000	24,000
Preferred C stock, no par value, 1,000,000 shares authorized;
1,000,000 and 200,000 shares issued and outstanding	1,000	200
Preferred D stock, $.001 par value, 10,000,000 shares authorized;
35,000 and 50,000 shares issued and outstanding	35	50
Preferred E stock, $.001 par value, 50,000 shares authorized;
28,000 and 350,000 shares issued and outstanding	28	350
Preferred F stock, $.001 par value, 3,000,000 shares authorized;
20,000 and 0 shares issued and outstanding	20	-
Common stock; $.00001 par value, 1,950,000,000 shares authorized;
608,455,802 and 68,198,914 issued and outstanding	6,085	682
Additional paid-in capital	8,519,859	7,853,981
Accumulated deficit - Prior to reentering development stage	(5,534,336)	(5,534,336)
Accumulated deficit - From inception of reentering development stage on 4/1/2007	(3,154,725)	(1,041,137)
Other comprehensive income	(86)	(73)

Total stockholders' (deficit) equity	(138,120)	1,303,717

Total liabilities and stockholders' (deficit) equity	$1,482,686	$1,696,158

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Since Reentering Development Stage 4/1/2007 -
	2008	2007	2008	2007	9/30/2008

Retail sales	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
Revenues	-	-	-	-	-

Operating expenses:
Selling, general and administrative	162,906	201,013	560,785	358,623	1,227,392
Depreciation and amortization	154	2,013	1,043	2,174	4,547
Total operating expenses	163,060	203,026	561,828	360,797	1,231,939
Operating loss	(163,060)	(203,026)	(561,828)	(360,797)	(1,231,939)

Other income (expense):
Interest income	1	6	23	35	380
Interest expense	(200,308)	(207,926)	(576,257)	(375,570)	(885,842)
Lost on settlement	-	-	(23,500)	-	(23,500)
Loss on Investment	-	-	(35,000)	-	(35,000)
Gain on extinguishment of debt	-	-	50,000	-	(20,843)
Change in fair value of derivative liability	(928,372)	-	(928,372)	-	(928,372)
Minority interest in net loss of subsidiary	-	6,356	-	12,750	15,000
Other income (expense)	-	597	500	1,792	3,550
Total other income (expense)	(1,128,679)	(200,967)	(1,512,606)	(360,993)	(1,874,627)

Loss from continuing operations	$(1,291,739)	$(403,993)	$(2,074,434)	$(721,790)	$(3,106,566)

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)  (CONTINUED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Since Reentering Development Stage 4/1/2007 -
	2008	2007	2008	2007	9/30/2008

Loss from continuing operations	$(1,291,739)	$(403,993)	$(2,074,434)	$(721,790)	$(3,106,566)

Discontinued operations:
Loss from operations of discontinued business	-	(9,250)	-	(199,377)	(20,063)
Income on disposal of assets	-	-	-	33,228	61,058
(Loss) Income on discontinued operations	-	(9,250)	-	(166,149)	40,995

Net loss	(1,291,739)	(413,243)	(2,074,434)	(887,939)	(3,065,571)

Preferred dividend	(29,862)	-	(39,154)	-	(89,154)

Net loss attributable to common shareholders	(1,321,601)	(413,243)	(2,113,588)	(887,939)	(3,154,725)

Other comprehensive income
Foreign Currency Translation	(17)	(151)	(13)	(502)	(86)

Comprehensive loss	$(1,321,618)	$(413,394)	$(2,113,601)	$(888,441)	$(3,154,811)

Net loss per common share - basic and diluted
Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Discontinued operations	$-	$(0.00)	$-	$(0.01)
Net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.05)

Weighted average common shares outstanding:
Basic and Diluted	209,299,466	29,738,264	247,492,082	16,554,890

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,		Cumulative Since Reentering Development Stage 4/1/2007 -
	2008	2007	9/30/2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,074,434)	$(721,790)	$(3,106,566)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,043	2,174	4,548
Notes issued for services	40,000	-	40,000
Amortization of debt discounts	44,464	48,094	128,471
Gain (Loss) on extinguishment of debt	50,000	-	(20,843)
Loss on Investment in Rosstop Project	35,000	-	35,000
Interest expense associated with beneficial conversion feature	460,543	201,333	744,464
Change in fair value of derivative liability	928,372	-	928,372
Director stock based compensation	-	-	50,000
Common stock issued for services	67,892	174,349	386,061
Common stock issued for settlement	13,500	-	13,500
Common stock issued for interest payment on debt	37,711	-	55,147
Minority interest in net loss of subsidiary	-	-	(15,000)
Changes in assets and liabilities:
Prepaid expenses	5,320	8,114	1,715
Accounts payable and accrued expenses	(26,913)	75,568	13,020
Net cash used in continuing operations	(417,502)	(212,158)	(742,111)

Net income (loss) from discontinued operations	-	(166,149)	40,995

Net cash provided (used) by in discontinued operations	-	3,710	(83,796)

Net cash used in operating activities	(417,502)	(374,597)	(784,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on investment	(161,500)	-	(161,500)
Net cash used in continuing operations	(161,500)	-	(161,500)

Net cash provided by discontinued operations	-	13,061	-

Net cash provided (used) by in investing activities	$(161,500)	$13,061	$(161,500)

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)  (CONTINUED)

	Nine Months Ended September 30,		Cumulative Since Reentering Development Stage 4/1/2007 -
	2008	2007	9/30/2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	$200,000	$20,000	$280,000
Accrued expenses - related parties	-	-	(6,000)
Proceeds from notes payable	163,000	346,000	416,530
Repayments of notes payable	(13,194)	(20,000)	(13,194)
Minority interest	-	(12,750)	-
Proceeds from issuance of preferred stock	20,800	-	20,800
Proceeds from issuance of common stock	179,000	36,409	180,464
Proceeds from issuance of common stock for asset purchase	-	-	6,206
Proceeds from exercise of stock options	-	-	4,375
Net cash provided by financing activities	549,606	369,659	889,181

Effect of exchange rate changes on cash	(13)	(502)	(86)

Cash and cash equivalents:
Increase (decrease) in cash	(29,409)	7,621	(57,317)

CASH, beginning of period	32,970	7,200	60,878
CASH, end of period	$3,561	$14,821	$3,561

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,629	$-	$2,629
Cash paid for income taxes	$-	$-	$-

Non-cash discontinued operation activities:
Employee stock based compensation	$-	$-	$30,698
Issuance of common stock issued for services	$-	$-	$11,133
Issuance of common stock for debt & accrued expenses	$-	$-	$36,534

Non-cash financing and investing activities:
Issuance of note for accrued expenses	$40,000	$-	$83,798
Issuance of common stock for services	$67,892	$174,349	$386,061
Issuance of common stock for payment of debt	$292,131	$55,534	$387,630
Issuance of common stock for settlement	$13,500	$-	$13,500
Issuance of Preferred E Stock for deposit on the Rosetop Project	$-	$350,000	$350,000
Cancelation of Rosetop project and related Preferred E Stock	$(315,000)	$-	$(315,000)
Issuance of common stock for Purchase of Company	$-	$-	$1,300,000

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

Note 1:  Organization, Basis of Presentation and Significant Accounting Policies

Organization

International Building Technologies Group, Inc. (OTCBB: INBG) (the “Company”) is a developer and provider of a panel based building technology which can be used in a variety of ways to erect buildings up to six stories tall without the need of a traditional wood or steel frame structure.  The panel based building technology is also versatile in its use and can be used to create unique architectural design elements. Management believes that the Company’s panel based building technology allows for the rapid, cost effective construction of residential, commercial, and high-rise buildings utilizing materials that are greater in strength and appearance, economical and eco-friendly.  Based on standard building codes prescribed by authorities worldwide, the Company’s technology meet and exceed the minimum requirements.  The Company also provides customers with architectural design, panel supply, installation supervision, engineering, training, and technical support. The Company has offices in Shanghai, China and Alameda, California.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB.  Operating results for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Certain amounts in the financial statements for nine months ended September 30, 2008 have been reclassified to conform to the presentation of the financial statements as a whole. These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ equity.

Translation of Non-U.S. Currency Amounts

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at weighted-average rates of exchange prevailing during the year. Translation adjustments are recorded in Other Comprehensive Income not affecting retained earnings within stockholders’ (deficit)/equity.

Inventories, plant, rental machines and other property-net, and other non-monetary assets and liabilities of non-U.S. subsidiaries and branches that operate in U.S. dollars, or whose economic environment is highly inflationary, are translated at approximate exchange rates prevailing when the company acquired the assets or liabilities. All other assets and liabilities are translated at the quarter ended September 30, 2008 exchange rates. Cost of sales and depreciation are translated at historical exchange rates. All other income and expense items are translated at the weighted-average rates of exchange prevailing during the year.

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for the quarter ended September 30, 2008 (denoted in Hong Kong dollars per one U.S. dollar):

2008

Current exchange rate at September 30, 2008	$ 7.7659 HKD

Year to Date Weighted average exchange rate	$ 7.797 HKD

Significant Accounting Policies

Significant accounting policies have not changed from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Note 2:  Material Events

Rescission of Asset Sale and Purchase Agreement of the Rose Top Grade Project

Effective March 31, 2008, signed April 23, 2008, the Company and Suining Yinfa Construction and Engineering Co., Ltd., both agreed that it was in their best interest to rescind the Asset Sale and Purchase Agreement of the Rose Top Grade Project due to the underperformance of the assets and the inability of the sellers to record transactions as necessary to permit preparation of financial statements in conformity with US GAAP.  Please see Note 7 – Acquisitions and Investments.

Acquisition of Wuhan Wufeng Machinery Manufacturing Company, Ltd.

On April 16, 2008, the Company entered into a definitive agreement to acquire a 92% stake in Wuhan Wufeng Machinery Manufacturing Company, Ltd. (“Machinery Co.”) from Wuhan Intepower Company, Ltd., a China Corporation (“Seller”) pursuant to a Stock Sale and Purchase Agreement.  The closing of this acquisition will occur as soon as the audit of the books and accounts of the Machinery Co. is completed to the satisfaction of the Company and requisite governmental approvals are obtained.  On June 24, 2008, the Company received requisite governmental approvals to proceed with this transaction.  Currently, the auditors are performing the audit of the Machinery Company and the audit is expected to be completed soon.  Please see Note 7 – Acquisitions and Investments.

Note 3:  Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required.  As of September 30, 2008, the Company has incurred net losses from operations prior to reentering the development stage and has an accumulated deficit of $5,534,336.  Since reentering the development stage on April 1, 2007, the Company has an accumulated deficit of $3,154,725 as of September 30, 2008.  The Company has a working capital deficit of $131,691 as of September 30, 2008.

During the next 12 months, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business ventures.

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

The Company may experience a cash shortfall and be required to raise additional capital. Historically, it has relied upon internally generated funds and funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing.  The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.  However, the Company is strategically positioning itself with contracts and business ventures that can significantly contribute to its bottom line and the continuous development of its panel business.

Note 4:  Notes Payable & Debt Discounts

The unaudited chart below summarizes the Notes Payable & Debt Discounts of the Company as of September 30, 2008.  This chart should be reviewed in conjunction with the details following the chart.

Terms	Amount
Short Term Notes Payable:
10.301% Interest; principal of $2,474; monthly payments of $1,254; due on 12/1/2008	$2,474
Total Short Term Notes Payable	$2,474

Short Term Notes Payable to Shareholders:
-0% Interest; principal of $3,000; monthly payments of $3,000; convertible to common stock based on 60% of average price; due on 12/31/08	$3,000
-0% Interest; principal of $3,000; monthly payments of $3,000; convertible to common stock based on 60% of average price; due on 12/31/08	3,000
-10% Interest; principal of $89,868; monthly payments of $4,396; convertible to common stock based on 75% of average price; due on 6/30/2009.	89,868
-5% Interest; principal of $75,773; monthly payments of $4,387; convertible to common stock based on 70% of average price; due on 7/1/2009, net of unamortized discount related to the debt discount of $15,992	59,781
-10% Interest; principal of $15,000; convertible to common stock based on 60% of average price; due on 08/01/09; net of unamortized discount related to the debt discount of $ 12,534	2,466
-10% Interest; principal of $13,000; convertible to common stock based on 60% of average price; due on 08/01/09; net of unamortized discount related to the debt discount of $ 10,863	2,137
-10% Interest; principal of $10,000; convertible to common stock based on 60% of average price; due on 09/03/09; net of unamortized discount related to the debt discount of $ 7,460	2,540
Total Short Term Notes Payable to Shareholders	$162,792

Long Term Notes Payable :
-10% Interest; principal of $50,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $35,984	14,016
-10% Interest; principal of $50,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $35,984	14,016

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

-10% Interest; principal of $10,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $7,197	2,803
-10% Interest; principal of $15,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $12,671	2,329
Total Long Term Notes Payable	$33,164

Long Term Notes Payable to Shareholders:
-10% Interest; principal of $12,500; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $7,990	4,510
-10% Interest; principal of $33,849; convertible to common stock based on 60% of average price; due on 12/31/2009.	33,849
-10% Interest; principal of $16,212; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $2,211	14,001
-10% Interest; principal of $10,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $7,174	2,826
-10% Interest; principal of $9,458; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $3,888	5,570
-10% Interest; principal of $37,133; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $14,300	22,833
-10% Interest; principal of $115,878; convertible to common stock based on 50% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $39,877	76,001
-10% Interest; principal of $32,017; convertible to common stock based on 50% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $12,704	19,313
-10% Interest; principal of $50,240; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $30,309	19,931
-10% Interest; principal of $77,717; convertible to common stock based on 50% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $23,358	54,359
-10% Interest; principal of $39,048; convertible to common stock based on 50% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $24,571	14,477
-10% Interest; principal of $41,016; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $23,289	17,727
-10% Interest; principal of $25,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $16,606	8,394

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

-10% Interest; principal of $7,209; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $3,800	3,409
-10% Interest; principal of $20,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $13,891	6,109
-10% Interest; principal of $10,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $6,635	3,365
-10% Interest; principal of $25,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $17,908	7,092
-10% Interest; principal of $70,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $32,457	37,543
-10% Interest; principal of $10,642; convertible to common stock based on 50% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $6,653	3,989
Total Long Term Notes Payable to Shareholders	$355,298

Short Term Notes Payable

On March 1, 2008 the Company entered into a $10,800 note for a prepaid expense in the amount of $14,900.  A down payment in the amount of $4,100 was paid in cash.  The $10,800 note carries interest at an annual percentage rate of 10.60% pursuant to which the Company is obligated to make 9 monthly principal and interest payments of $1,254 commencing April 1, 2008 with a final payment December 1, 2008.   As of September 30, 2008, the balance of the note was $2,474.

Short Term Note Payable – Shareholders

On May 8, 2007 the Company amended an earlier Promissory Note for $129,240 ($121,920 in principal and $7,320 accrued interest).  Furthermore, on May 8, 2007 the Company bifurcated the Note and entered into two separate Notes:  (i) one for $100,000 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $4,387 commencing July 1, 2007 with final payment July 1, 2009 and (ii) a second Note for $29,240 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $1,283 commencing July 1, 2007 with final payment July 1, 2009 (this second Note is payable to a shareholder).  At any time after giving notice, the Holder has the option to convert all or part of the accrued interest and remaining principal of either note based on 70% of the average of the lowest 5 closing bid prices in the past 20 trading days immediately preceding such conversion so long as the total number of shares issued to Holder will be such that the number of shares beneficially owned by Holder will be less than 4.99% of the outstanding common shares of the Company.  The Company has determined that these modified terms are substantially different than the original terms as defined in the Emerging Issues Task Force No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), and, therefore, this renegotiation result in the recognition of a $129,240 loss as of the date of the amendment of the note.  A debt discount of $129,240 was calculated in accordance with EITF 00-27, and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $15,066 for the quarter ended September 30, 2008 and $113,247 for the period from inception to

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

September 30, 2008.  During the quarter, the note Holders converted a total of $10,000 of principal and interest payments.  As of September 30, 2008, the second note in the amount of $29,240 has been paid in full.  The balance of the remaining note is $75,773.

On August 21, 2006, the Company issued a $250,000 convertible note payable with an interest rate of 10% to a shareholder and an entity owned by such shareholder in exchange for the retirement of the shareholder’s Series B preferred stock and all related accrued interest.  On March 14, 2007, the Note was amended with the monthly payments of $4,395 or more deferred until June 1, 2007 and the due date extended from August 30, 2007 to May 30, 2008.  On March 26, 2007, the Note was bifurcated into two separate notes with all prior unpaid principal and interest rolled up into these two notes.  On April 26, 2008, the parties agreed to extend the maturity of the note to June 30, 2009.  At any time after giving notice, the Holder has the option to convert all or part of the remaining balance of the note into common stock of the Company based on 75% of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversion shall not exceed 4.99% of the then outstanding shares of common stock of the Company.  A debt discount of $239,556 was calculated in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $7,743 for the quarter ended September 30, 2008 and $239,556 for the period from inception to September 30, 2008.  During the quarter, the note holders converted the note into common stock in the amount of $45,615 for the payment of principal and interest.  During the second quarter of 2007, one of the two notes was fully paid off and as of September 30, 2008 the principal balance on the remaining note was $89,868.  The Company is current with the payments on the remaining note.

On January 22, 2008, the Company converted $40,000 in accounts payable into two no interest bearing $40,000 Promissory Note, $20,000 each, with monthly payments of $3,000 on each note to be paid no later than August 1, 2008.  The maturity date of the note has been extended until December 31, 2008.  At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company’s Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversions so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company.  In relation to the convertible features of this note, a debt discount of $40,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and was fully amortized as of the second quarter 2008.  Had the two notes included a fair market value interest rate, the interest amount would be immaterial and therefore the Company chose not to apply APB No.21 treatment to this transaction.   During the quarter, the note Holders converted a total of $10,000 or $5000 each of the principal payments.  As of September 30, 2008, the balance of the two notes was $6,000 or $3,000 each.

On August 1, 2008, the Company entered into two Promissory Notes totaling $28,000 to be paid no later than August 1, 2009 with an interest rate of 10%.  At any time, the Payees may convert all or part of the remaining principal balance and accrued interest into shares of the Company’s Common Stock based on 60% of the average of the lowest five closing bid prices in the past 10 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company.  In relation to the convertible features of these notes, a total debt discount of $28,000 was calculated in accordance with EITF 00-27 and is being amortized over the lives of these debentures.  The amortization is being recorded as interest expense and totaled $4,603 for the quarter ended September 30, 2008 and for the period from inception to September 30, 2008.  No payments were due or made during the quarter.

On September 3, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than September 3, 2009 with an interest rate of 10%.  At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company’s Common Stock based on 60% of the average of the lowest five closing bid prices in the past 10 trading days immediately

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company.  In relation to the convertible feature of this note, a debt discount of $8,056 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $596 for the quarter ended September 30, 2008 and for the period from inception to September 30, 2008.  No payments were due or made during the quarter.

Long Term Notes Payable/Long Term Notes Payable Shareholders

On May 21, 2007 the Company entered into a $122,500 Secured Promissory Note at the rate of 11% per annum due March 20, 2008.  On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company’s Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company.  Accrued interest was also rolled up into the amended note for a new note balance of $130,735.  The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss.  In relation to the convertible feature of this note, a debt discount of $82,976 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $16,791 for the quarter ended September 30, 2008 and $43,098 for the period from inception to September 30, 2008.  Initially, the Company’s President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company.  Due to a change in the business, the Company decided on May 21, 2007 to assume the note and entered into a promissory note with the lender.  The Note is secured with the Preferred Series C shares owned by the President.

In connection with this transaction, 490,000 warrants to purchase shares of the common stock of the Company at $0.25 were issued with an expiration date of May 20, 2012.  Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $47,759.  The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled has been fully amortized as of March 31, 2008.  The warrant amortization totaled $12,736 as of the nine months ended September 30, 2008.  During the quarter, the note Holder converted a total of $11,976 of principal and interest payments.  As of September 30, 2008, the balance of the note was $115,878.

On May 21, 2007, the Company entered into a Promissory Note for $30,000 to be paid no later than March 20, 2008 with an interest rate of 11%.  On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company’s Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company.  Accrued interest was also rolled up into the amended note for a new note balance of $32,017.  The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss.  In relation to the convertible feature of this note, a debt discount of $20,321 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $2,557 for the quarter ended September 30, 2008 and $7,617 for the period from inception to September 30, 2008.  Initially, the

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

Company’s President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company.  Due to a change in the business, the Company decided on May 21, 2007 to assume the note and entered into a promissory note with the lender.  The Note is secured with the Preferred Series C shares owned by the President.

In connection with this transaction, 120,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 20, 2012.  Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $11,696.  The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and has been fully amortized as of March 31, 2008.  The warrant amortization totaled $3,119 as of the nine months ended September 30, 2008.   No payments were due or made during the quarter.

On May 21, 2007, the Company entered into a Promissory Note for $97,500 to be paid no later than May 20, 2008 with an interest rate of 11%.  On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company’s Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company.  Accrued interest was also rolled up into the amended note for a new note balance of $104,054.  The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss.  In relation to the convertible feature of this note, a debt discount of $66,042 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $15,577 for the quarter ended September 30, 2008 and $42,684 for the period from inception to September 30, 2008.

In connection with this transaction, 390,000 warrants to purchase the common stock of the Company at $0.25 were issued with an expiration date of May 21, 2012.  Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $38,012.  The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and was fully amortized as of the second quarter 2008.  The warrant amortization totaled $12,736 as of the nine months ended September 30, 2008.  During the quarter, the note Holder converted a total of $11,976 of principal and interest payments.  As of September 30, 2008, the balance of the note was $77,717.

On May 22, 2007 the Company entered into a Convertible Promissory Note for $50,000 to be paid no later than March 21, 2008 with 11% interest rate per annum.  On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009.  The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $37,649 gain as of the date of the amendment of the note.  At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company’s Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company.  In relation to this convertible feature, a debt discount of $30,506 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

recorded as interest expense and totaled $2,182 for the quarter ended September 30, 2008 and $30,506 for the period from inception to September 30, 2008.  During the third quarter, the note holder converted a total of $12,000 in principal and interest payments.  The balance of the note as of September 30, 2008 is $33,849.

In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 21, 2012.  Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.76% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $19,494.  The Company has recorded this amount as a debt discount and is amortizing it over the term of this Note. The amortization is being recorded as interest expense and has been fully amortized as of March 31, 2008. The warrant amortization totaled $5,263 as of the nine months ended September 30, 2008.

On June 1, 2007, the Company entered into a Promissory Note for $10,000 to be paid no later than June 1, 2008 with an interest rate of 11%.  On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company’s Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company.  Accrued interest was also rolled up into the amended note for a new note balance of $10,642.  The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation result in the recognition of a $4,511 loss as of the date of the amendment of the note.  In relation to the convertible feature of this note, a debt discount of $10,642 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $1,339 for the quarter ended September 30, 2008 and $3,989 for the period from inception to September 30, 2008.  No payments were due or made during the quarter.

On September 17, 2007, the Company entered into a Convertible Promissory Note for $36,000 to be paid no later than August 28, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009.  Accrued interest was also rolled up into the amended note for a new note balance of $37,133.  The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $11,913 gain as of the date of the amendment of the note.  At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company’s Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company.  In relation to this convertible feature, a debt discount of $32,839 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $2,879 for the quarter ended September 30, 2008 and $18,539 for the period from inception to September 30, 2008.  No payments were due or made during the quarter.

In connection with this transaction, 144,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of September 17, 2012.  Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 299.55%, a contractual life of five years, a zero dividend rate, 4.21% risk free interest rate, and the fair value of common stock of $0.02 per share at date of grant, the Company determined the allocated fair value of the warrant to be $3,161.  The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

Note. The amortization is being recorded as interest expense and totaled $538 for the quarter and $2,206 as of the nine months ended September 30, 2008.  The warrant has been fully amortized as of September 30, 2008.

On September 17, 2007, the Company entered into a Convertible Promissory Note for $30,000 to be paid no later than August 28, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009.  Accrued interest was also rolled up into the amended note for a new note balance of $30,629.  The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $10,433 gain as of the date of the amendment of the note.  At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company’s Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company.  In relation to this convertible feature, a debt discount of $27,366 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $12,104 for the quarter ended September 30, 2008 and $25,155 for the period from inception to September 30, 2008.  During the third quarter, the note holder converted a total of $12,000 in principal and interest payments.  The balance of the note as of September 30, 2008 is $16,212.

In connection with this transaction, 120,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of September 17, 2012.  Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 299.55%, a contractual life of five years, a zero dividend rate, 4.21% risk free interest rate, and the fair value of common stock of $0.02 per share at date of grant, the Company determined the allocated fair value of the warrant to be $2,634.  The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $448 for the quarter and $1,838 as of the nine months ended September 30, 2008.  The warrant has been fully amortized as of September 30, 2008.

On October 5, 2007, the Company entered into a Promissory Note for $60,000 to be paid no later than August 5, 2008 with an interest rate of 13.2%.  On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company’s Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company.  Accrued interest was also rolled up into the amended note for a new note balance of $61,870.  The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation result in the recognition of a $25,524 loss as of the date of the amendment of the note.  In relation to the convertible feature of this note, a debt discount of $58,512 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $18,153 for the quarter ended September 30, 2008 and $33,942 for the period from inception to September 30, 2008.

In connection with this transaction, 240,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of August 5, 2012.  Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 4.33% risk free interest rate, and the fair value of common stock of $0.014 per share at date of grant, the Company determined the allocated fair value of the warrant to be $3,358.  The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

Note. The amortization is being recorded as interest expense and totaled $392 for the quarter and $2,406 as of the nine months ended September 30, 2008.  The warrant has been fully amortized as of September 30, 2008.   During the quarter, the note holder converted a total of $23,389 in principal and interest payments.  The balance of the note is $39,048 as of September 30, 2008.

On November 21, 2007, the Company entered into a Convertible Promissory Note for $50,000 to be paid no later than November 21, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009.  Accrued interest was also rolled up into the amended note for a new note balance of $50,603.  The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $18,083 gain as of the date of the amendment of the note.  At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company’s Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company.  In relation to this convertible feature, a debt discount of $50,183 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $14,460 for the quarter ended September 30, 2008 and $26,954 for the period from inception to September 30, 2008.  During the third quarter, the note holder converted a total of $12,300 in principal and interest payments.  The balance of the note as of September 30, 2008 is $41,016.

In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of November 21, 2012.  Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 3.4% risk free interest rate, and the fair value of common stock of $0.0021 per share at date of grant, the Company determined the allocated fair value of the warrant to be $419.  The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note.  The amortization is being recorded as interest expense and totaled $105 for the quarter and $360 period from inception to September 30, 2008.

On November 30, 2007, the Company entered into a Convertible Promissory Note for $50,000 to be paid no later than November 30, 2008 with 11% interest per annum.  On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009.  Accrued interest was also rolled up into the amended note for a new note balance of $50,240.  The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss.  At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company’s Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company.  In relation to this convertible feature, a debt discount of $47,842 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $6,021 for the quarter ended September 30, 2008 and $17,932 for the period from inception to September 30, 2008.  No payments were made or due during the quarter.

In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of November 30, 2012.  Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 3.41% risk free interest rate, and the fair value of common stock of $0.012 per share at date of grant, the Company determined the allocated fair value of the warrant to be $2,398.  The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note.  The amortization is being recorded as interest expense and totaled $600 for the quarter and $1,998 for the period from inception to September 30, 2008.

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

On January 16, 2008, the Company entered into a Promissory Note for $12,500 to be paid no later than December 31, 2009 with an interest rate of 10%.  At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company’s Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company.  In relation to the convertible feature of this note, a debt discount of $12,500 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $1,608 for the quarter ended September 30, 2008 and $4,510 for the period from inception to September 30, 2008.  No payments were due or made during the quarter.

On January 16, 2008, the Company entered into a Promissory Note for $17,500 to be paid no later than December 31, 2009 with an interest rate of 10%.  At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company’s Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company.  In relation to the convertible feature of this note, a debt discount of $17,500 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $9,549 for the quarter ended September 30, 2008 and $13,612 for the period from inception to September 30, 2008.  During the third quarter, the note holder converted a total of $9,000 in principal and interest payments.  The balance of the note as of September 30, 2008 is $9,458.

On February 12, 2008, the Company entered into a Promissory Note for $25,000 to be paid no later than December 31, 2009 with an interest rate of 10%.  At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company’s Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company.  In relation to the convertible feature of this note, a debt discount of $25,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $3,343 for the quarter ended September 30, 2008 and $8,394 for the period from inception to September 30, 2008.  No payments were due or made during the quarter.

On February 27, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%.  At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company’s Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company.  In relation to the convertible feature of this note, a debt discount of $10,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $4,357 for the quarter ended September 30, 2008 and $6,200 for the period from inception to September 30, 2008.  During the third quarter, the note holder converted a total of $3,360 in principal and interest payments.  The balance of the note as of September 30, 2008 is $7,209.

On March 13, 2008, the Company entered into a Promissory Note for $20,000 to be paid no later than December 31, 2009 with an interest rate of 10%.  At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company’s Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company.  In relation to the convertible feature of this note, a debt discount of

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

$20,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $2,797 for the quarter ended September 30, 2008 and $6,109 for the period from inception to September30, 2008.  No payments were due or made during the quarter.

On March 18, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%.  At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company’s Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company.  In relation to the convertible feature of this note, a debt discount of $9,481 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $1,336 for the quarter ended September 30, 2008 and $2,846 for the period from inception to September 30, 2008.  No payments were due or made during the quarter.

On April 2, 2008, the Company entered into a Promissory Note for $25,000 to be paid no later than December 31, 2009 with an interest rate of 10%.  At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company’s Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company.  In relation to the convertible feature of this note, a debt discount of $25,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $3,605 for the quarter ended September 30, 2008 and $7,092 for the period from inception to September 30, 2008.  No payments were due or made during the quarter.

On April 3, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%.  At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company’s Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company.  In relation to the convertible feature of this note, a debt discount of $10,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $1,444 for the quarter ended September 30, 2008 and $2,826 for the period from inception to September 30, 2008.  No payments were due or made during the quarter.

On April 5, 2008, the Company entered into three Promissory Notes totaling $110,000 to be paid no later than December 31, 2009 with an interest rate of 10%.  At any time, the Payees may convert all or part of the remaining principal balance and accrued interest into shares of the Company’s Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company.  In relation to the convertible features of these notes, a total debt discount of $110,000 was calculated in accordance with EITF 00-27 and is being amortized over the lives of these debentures.  The amortization is being recorded as interest expense and totaled $15,937 for the quarter ended September 30, 2008 and $30,835 for the period from inception to September 30, 2008.  No payments were due or made during the quarter.

On April 24, 2008, the Company entered into a Promissory Note for $70,000 to be paid no later than December 31, 2009 with an interest rate of 10%.  At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company’s Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company.  In relation to the convertible feature of this note, a debt  discount of

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

$43,750 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $6,534 for the quarter ended September 30, 2008 and $11,293 for the period from inception to September 30, 2008.  No payments were due or made during the quarter.

On July 8, 2008, the Company entered into a Promissory Note for $15,000 to be paid no later than December 31, 2009 with an interest rate of 10%.  At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company’s Common Stock based on 60% of the average of the lowest five closing bid prices in the past 10 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company.  In relation to the convertible feature of this note, a debt discount of $15,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.  The amortization is being recorded as interest expense and totaled $2,329 for the quarter ended September 30, 2008 and for the period from inception to September 30, 2008.  No payments were due or made during the quarter.

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

Note 5:  Stockholder's Equity

Common Stock

During the quarter ended September 30, 2008, the Company issued a total of 354,079,186 shares of common stock valued at $316,813 for consulting services, repayment of debt, and for cash payment detailed in the following chart.

Date of Issue	Number of Shares Issued	Aggregate Sales Price	Nature of Transaction
07/08/2008	12,068,332	$12,068	In exchange for debt repayment
07/11/2008	56,300,000	$56,300	In exchange for debt repayment
07/11/2008	30,612,243	$15,000	In exchange for preferred stock conversion
07/29/2008	86,930,571	$72,000	In exchange for cash payment
07/31/2008	9,000,000	$9,000	In exchange for debt repayment
08/01/2008	36,951,265	$31,557	In exchange for debt repayment
08/01/2008	7,000,000	$7,000	In exchange for preferred stock conversion
08/14/2008	13,043,884	$25,000	In exchange for cash payment
08/27/2008	17,629,390	$16,660	In exchange for debt repayment
08/29/2008	7,465,007	$11,198	In exchange for consulting services
09/04/2008	6,875,000	$10,000	In exchange for cash payment
09/18/2008	24,609,743	$11,320	In exchange for debt repayment
09/19/2008	8,000,000	$3,360	In exchange for debt repayment
09/22/2008	5,238,095	$10,000	In exchange for cash payment
09/29/2008	5,500,000	$5,000	In exchange for cash payment
09/29/2008	26,855,656	$21,350	In exchange for debt repayment

Total	354,079,186	$316,813

On August 11, 2008, the Company amended its articles of incorporation to increase its authorized capital stock to two billion shares, consisting of (a) one billion nine hundred fifty million (1,950,000,000) shares of common stock par value $0.00001 per share and (b) fifty million (50,000,000) shares of preferred stock par value $0.001 per share issuable in one or more series.

During the quarter ended June 30, 2008, the company issued 12,910,053 shares of common stock valued at $24,413 for consulting services.  The Company also issued 84,287,855 shares of common stock valued at $68,480 for the repayment of debt and 44,085,526 shares of common stock valued at $57,000 in exchange for cash payment.

During the quarter ended March 31, 2008, the Company issued 8,846,122 shares of common stock valued at $32,283 for consulting services.  The Company also issued 33,048,146 shares of common stock valued at $62,036 for repayment of debt.

On January 14, 2008, the Company signed a settlement agreement whereby the Company agreed to pay a previous shareholder $10,000 in cash and 3,000,000 shares of the Company’s common stock (without registration under the Securities Act of 1933) as additional and final consideration for the Series B Preferred shares he sold back to the Company.  The value of the shares at the date of issuances is $13,500.  Total Settlement cost of $23,500 was expensed during the period ended March 31, 2008.

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

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

Preferred Stock

On August 11, 2008, the Company amended all Preferred stock by increasing the authorized shares to 50,000,000 shares and amending the par value of the preferred stocks to $0.001.

Series C Preferred Stock
On August 28, 2008, the Company amended Series C Preferred stock to increase the authorized shares to 3,000,000 shares par value $0.001 and decreased the conversion rights to state that upon written request from the Company and at management’s discretion,  holders of Series C stock agree to convert each share of Series C stock into $2.00 worth of the Company’s common stock.  On September 15, 2008, the Company sold 800,000 shares of Series C stock to its CEO, Kenneth Yeung, for $800 cash.  At this time management does not intend on converting any shares of Series Preferred C into common stock of the company.

Series D Preferred Stock
On July 11, 2008, 15,000 shares of Series D Preferred stock was converted into 30,612,243 shares of the Company’s common stock valued at $15,000.

Series E Preferred Stock
Effective March 31, 2008, the Company and Suining Yinfa Construction and Engineering Co., Ltd., both agreed that it was in their best interest to rescind the Asset Sale and Purchase Agreement of the Rose Top Grade Project due to the underperformance of the assets and the inability of the sellers to record transactions as necessary to permit preparation of financial statements in conformity with US GAAP.  Suining Yinfa agreed to return all 350,000 shares of the Company’s Series E Preferred Stock as part of the rescission and the Company agreed to compensate Suining Yinfa for their work and time in connection with this transaction with 35,000 shares of the Company’s Series E Preferred Stock.    The Company issued the 35,000 shares of Series E Preferred Stock on April 22, 2008.  Since the Series E Preferred Stock has a convertible feature, a Preferred Dividend of $35,000 was calculated in accordance with EITF 00-27. See Note 7 – Acquisitions and Investments.

On July 25, 2008, the Company amended Series E Preferred stock to amend the conversion terms of the series and to decrease the authorized shares to 50,000 shares.  Due to the amendment of the conversion feature of the existing 35,000 shares of Series E Preferred Stock, a Preferred Dividend of 29,862 was calculated in accordance with EITF 00-27.

On August 1, 2008, 7,000 shares of Series E Preferred stock was converted into 7,000,000 shares of the Company’s common stock valued at $7,000.

Series F Preferred Stock
On April 23, 2008, the Company designated a new series of preferred stock called the Series F Preferred stock with the following attributes:

a.	Authorized Shares: 3,000,000

b.	Dividends: 8% annual dividends, at management’s discretion

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
September 30, 2008

On June 30, 2008, the Company issued a total of 20,000 shares of Series F Preferred Stock for $20,000 cash paid as consideration for the shares. Since the Series F Preferred Stock has a convertible feature, a Preferred Dividend of $4,154 was calculated in accordance with EITF 00-27.

NOTE 6:  DISCONTINUED OPERATIONS

At the end of the first quarter of 2007 the Company discontinued all operations related to the motor sports business due to increased manufacturer’s prices, slowing retail sales, increased competition from online auction sites and the consolidation of the die cast industry.  This includes operations by its wholly owned subsidiaries Scottsdale Diecast, Inc. (“SDI”) and Quadriga Motorsports, Inc. (“Quadriga”).  The Company has since shifted focus to developing and manufacturing lightweight panel technology.  No income tax expense has been recorded related to the discontinued operations given the Company’s net operating loss carry forwards and related valuation allowances.  Prior year financial statements for 2007 have been reclassified to present the operations of the motor sports business as discontinued operations.  There is no activity in the current year as of September 30, 2008 related to the motor sports business.

As of September 30, 2008 and 2007 there were $0 of  assets and liabilities included in Assets Held for Sale and Liabilities Held for Sale that relates to our motor sports business.

The following amounts, related to our motor sports business, have been segregated from Continuing Operations and included in Discontinued Operations in the Consolidated Statements of Operations:

	2008	2007	2008	2007

Gross profit	$-	$-	$-	$(57)

Operating expenses
Selling, general and administrative	-	-	-	170,039
Depreciation and amortization	-	9,250	-	11,745
Total operating expenses	-	(9,250)	-	(181,784)

Other Income (expense):
Interest expense	-	-	-	(12,642)
Gain on extinguishment of debt	-	-	-	37,405
Loss on sale of assets	-	-	-	(4,177)
Other income	-	-	-	(4,894)
Total other income	-	-	-	15,692

Gain (loss) from discontinuing operations	$-	$(9,250)	$-	$(166,149)

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

NOTE 7 – ACQUISITIONS AND INVESTMENTS

International Building Technologies, Inc.

On May 2, 2007, Motorsports Emporium, Inc. (“Motorsports”) entered into a Stock Sale and Purchase Agreement with Axia Group, Inc. (“Axia”), International Building Technologies, Inc. (“IBT”) and its Hong Kong subsidiary International Building Technologies Co., Ltd. (“IBT LTD”), pursuant to which Motorsports acquired 50,000,000 shares of IBT’s common stock (or approximately 80% of IBT’s issued and outstanding common stock) from Axia for consideration of $2,300,000 consisting of a (i) $1,000,000 Convertible Note and (ii) 20,000,000 common shares of Motorsports valued at $1,300,000.  Subsequently, on September 27, 2007, the Company and Axia Group renegotiated the terms and agreed to rescind the $1,000,000 Convertible Promissory Note changing the purchase price to $1,300,000.  The value of the 20,000,000 common shares issued was determined based on the average market price of Motorsport’s common shares over the 2-day period before and the terms of the acquisition were agreed to and announced.

IBT owns the rights to manufacture and sell light weight building panels used in construction all over the world.  The building panels can be used in a variety of ways to erect buildings up to six stories tall without the need of a traditional wood or steel frame structure.  It is also versatile in its use and can be used to create unique architectural design elements.  Management believes that the Company’s panel based building technology allows for the rapid, cost effective construction of residential, commercial, and high-rise buildings utilizing materials that are greater in strength and appearance, economical and eco-friendly.  Based on standard building codes prescribed by authorities worldwide, the Company’s technology meet and exceed the minimum requirements.  The Company also provides customers with architectural design, panel supply, installation supervision, engineering, training, and technical support.  IBT Hong Kong has contractual rights and business relationships to do business in China.

The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standard No. 141 Business Combinations. The total purchase price was allocated as follows:

Cash	$6,207
Fixed assets	6,271
Other assets	3,539
Current liabilities	(4,294)
Minority Interest	(15,000)
Goodwill	1,303,277
Purchase price	$1,300,000

None of the $1,302,994 of goodwill is subject to amortization, but an annual impairment test.  The Company conducted an annual impairment test on the goodwill and concluded that the there is no impairment on the asset as of December 31, 2007.

Suining Yinfa Construction and Engineering Co. – Rose Top Grade Project

In July 2007, our wholly owned subsidiary, International Building Technologies, Co., Ltd. (“IBT LTD”), a Hong Kong corporation, entered into an Asset Sale and Purchase Agreement with China based Suining Yinfa Construction & Engineering Co, Ltd. (“Suining Yinfa”) for 51% interest in a Chinese building projected named Rose Top Grade (“Rose Best”) Project.  The Rose Best Project is located in the

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

Sichuan Province of China and consists of four upscale residential apartment buildings with a total building area of approximately 49,500 square meters (537,000 sq feet).  The Company purchased 51% of the Rose Best Project from Suining Yinfa for a $350,000 USD convertible promissory note, payable July 2009.  On December 12, 2007, the Company converted the note into 350,000 shares of the Company’s Series E Preferred stock.

Effective March 31, 2008, signed April 23, 2008, both parties agreed that it was in their best interest to rescind the Asset Sale and Purchase Agreement due to the underperformance of the assets and the inability of the sellers to record transactions as necessary to permit preparation of financial statements in conformity with US GAAP.  Suining Yinfa agreed to return all 350,000 shares of the Company’s Series E Preferred Stock as part of the rescission and the Company agreed to compensate Suining Yinfa for their work and time in connection with this transaction with 35,000 shares of the Company’s Series E Preferred Stock.    The value of the 35,000 shares of the Company’s Series E Preferred Stock is valued at $35,000.  Each share of the Company’s Series E Preferred Stock is convertible to One Dollar worth of the Company’s common stock.  The compensation to Suining Yinfa has been expensed as of March 31, 2008 on the condensed consolidated statement of operations.

Acquisition of Wuhan Wufeng Machinery Manufacturing Company, Ltd.

On April 16, 2008, the Company entered into a definitive agreement to acquire a 92% stake in Wuhan Wufeng Machinery Manufacturing Company, Ltd. (“Machinery Co.”) from Wuhan Intepower Company, Ltd., a China Corporation (“Seller”) pursuant to a Stock Sale and Purchase Agreement.  After transferring a 4% stake to certain management personnel of the Machinery Co. at the close of the transaction, the Company will own a net interest of 88% of the equity securities of the Machinery Company.  The closing of this acquisition will occur as soon as the audit of the books and accounts of the Machinery Co. is completed to the satisfaction of the Company and requisite governmental approvals are obtained.  On June 24, 2008, the Company received requisite governmental approvals to proceed with this transaction and during the third quarter, the Company engaged PCAOB approved SEC auditors Albert Wong & Company to perform the audit of the Machinery Company.  Currently, the auditors are performing the audit of the Machinery Company and the audit is expected to be completed soon.   As of September 30, 2008, the Company has paid the 10% cash down payment on the acquisition.  The convertible notes for the balance of the acquisition will be finalized pending the completion of the audit.

The Machinery Co. currently offers several lines of machineries and equipments which can be retooled to manufacture the panel production machineries that the Company endeavors to sell and utilize in several planned projects in China and other countries. The Machinery Co. currently has state of the art tools, experienced engineers, capability to design new lines of equipment, as well as strong customer service and after-sales support. Strategically, this acquisition will strongly support the Company’s ability to supply the market for building panels and panel machineries in China and throughout the world.

The purchase consideration to be paid by the Company to the Seller will be approximately U.S. $1,500,000, consisting of cash for 10% of the purchase consideration, and three (3) Convertible Promissory Notes representing the balance of the purchase consideration.  At the Seller's option the notes are convertible into shares of the Company’s common stock at a value equivalent to the notes.

NOTE 8:  DERIVATIVE LIABILITY

As of September 30, 2008, the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 3,496,583,611 shares.  The Company’s Chief Executive Officer, Kenneth Yeung, holds 1,000,000 shares of Series C Preferred Stock that are convertible into 2,222,222,222 common shares of the Company.

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

 Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management’s discretion.  Management currently does not intend on converting such stock.  Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant exceeds the fair value of common stock of $0.0009 per share on 9/30/2008.  The remaining common stock equivalent of 1,274,361,389 shares has been accounted for as a derivative liability.  Accordingly, the excess common stock equivalents exceeding the total common stock available for issue is marked to market through earnings at the end of each reporting period.  Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 302.7%, a contractual life of half a year, a zero dividend rate, 1.6% risk free interest rate, exercise price of $0.00043 and the fair value of common stock of $0.0009 per share as of September 30, 2009, the Company determined the allocated fair value of the derivative liability.  The Company reflected an expense of $928,372, representing the initial fair value of excess common stock equivalents exceeding the total common stock available for issuance.

NOTE 9:  SUBSEQUENT EVENTS

Stock Issuances

The Company issued the following Common Stocks after the end of the quarter ended September 30, 2008 and prior to the filing of these financial statements.

The Company issued 51,000,000 shares of common stock valued at $24,000 for repayment of debt.

The Company issued 24,992,938 shares of common stock valued at $7,994 for consulting services accrued in the past.

The Company issued 8,203,125 shares of common stock valued at $3,500 in exchange for Preferred Series “E” Conversion.

Convertible Promissory Notes

The Company issued the following Notes Payable after the quarter ended September 30, 2008 and prior to the filing of these financial statements.  The October 9, 2008 promissory note carries a conversion rate of 60% based on the average of the five lowest closing bid prices within the 10 trading days preceding the conversion.  The October 28th and 29th promissory notes have conversion features consisting of a 65% conversion rate based on the average of the 20 closing bid prices preceding the conversion. No conversion shall exceed 4.99% of the then outstanding common stock of the Company.  The October 9, 2008 note is convertible at any time.  The October 28th and 29th notes are convertible after six months.

Date	Amount	Maturity
October 9, 2008	$11,000	October 9, 2009
October 28, 2008	$5,000	October 28, 2009
October 29, 2008	$15,000	December 31, 2009

Total	$31,000

Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the quarter ended September 30, 2008, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Cautionary Forward - Looking Statement

The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our current views with respect to future events and financial results.  Forward-looking statements usually include the verbs “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands” and other verbs suggesting uncertainty.  We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements.  Such factors and uncertainties include, but are not limited to the following:

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

General

Prior to December 1, 2004 the Company was known as Ten Stix, Inc. and changed its name to MotorSports Emporium, Inc. on December 1, 2004 under the laws of the State of Nevada to engage in the motor sports industry targeting enthusiasts participating in die cast collecting, automobile restoration, purchase of high-performance accessories, motor sports related collectibles, driver’s apparel, race venues and product licensing.  On July 12, 2007, the Company reported in a Definitive Schedule 14C that the Company was going to change its name to International Building Technologies Group, Inc. to better reflect its change of business from motor sports related to building and construction of lightweight panels.  On July 17, 2007 the Company amended its articles of incorporation to change its name to International Building Technologies Group, Inc. effective on August 6, 2007.  According to Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises,” the Company has reentered the development stage.  The Company devotes most of its efforts to establishing a new business, raising capital, establishing sources of supply, acquiring property, plant, equipment, and other operating assets.  The Company’s shares of common stock trade on the OTC Bulletin Board under the symbol “INBG.OB”.

Our principal executive offices are located at 1151 Harbor Bay Parkway, Suite 202, Alameda, CA 94502.  Our telephone number is (510) 814-3778 and facsimile number is (510) 814-0366.  More information regarding our products and the Company is available on our website at www.ibtgi.com.

Executive Overview

In 2004, we entered the motor sports industry selling die cast model cars.  In 2005 we created several divisions to sell race worn memorabilia (helmets, gloves and racing suits), automotive related art and high performance brake fluid.  Additionally, in 2006 we created a car wash product named after a well-known racing legend.  Up until the end of our first quarter in 2007 we continued to focus our efforts on our high performance brake fluid and specialty car care product lines, however due to a change in control and certain events, we changed our business operations to better reflect management’s experience and our expertise in the light weight panel industry where we can better concentrate on global construction and engineering projects.  At the end of the first quarter of 2007 we divested ourselves from the motor sports business and transitioned into the business of lightweight panel construction through our subsidiary International Building Technologies, Inc. (“IBT”) and its wholly owned subsidiary International Building Technologies, Co. Ltd. (“IBT Hong Kong”).

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

In July 2007, we executed an agreement to purchase a 51% interest in a Chinese building project named the Rose Top Grade (Rose Best) Project.  However, due to the underperformance of the Project along with the Seller’s inability to record transactions as necessary to permit preparation of financial statements in conformity with US GAAP, both parties decided to rescind the agreement and return consideration paid in 2008.

In December 2007, the Company signed a Memorandum of Understanding to acquire a China based machinery manufacturing company.  The Machinery Company has net assets worth approximately US $2.5 million and revenues of approximately US $3.5 million for the year 2007.  The Machinery Company currently offers several lines of machineries and equipments which can be retooled to manufacture the panel production machineries that the Company endeavors to sell and utilize in several planned projects in China and other countries.  In April 2008, the Company executed a definitive agreement to acquire the Machinery Company.  In June 2008, the China Government granted approval for our Company to acquire the Machinery Company.  In August 2008, the Company engaged a Hong Kong based Audit firm, Albert Wong & Company, to audit the acquisition of the Machinery Company.  Albert Wong & Company is a PCAOB approved SEC auditor.  Currently, the auditors are performing the audit of the Machinery Company and the audit is expected to be completed soon.

We have been incurring selling, general and administrative expenses primarily to develop our existing businesses, improve our current infrastructure to address anticipated growth and identify and evaluate complementary business development opportunities and marketing.  The development of these businesses has led to recent operating losses and cash outflows.  However, we believe the Company is strategically positioning itself with contracts and business ventures that can significantly contribute to the continuous development of its panel business and the Company’s bottom line.

Recent Developments

Rescission of Rose Top Project

In July 2007, IBT Hong Kong, entered into an Asset Sale and Purchase Agreement with China based Suining Yinfa Construction & Engineering Co, Ltd. (“Suining Yinfa”) for 51% interest in a Chinese building project named Rose Top Grade (“Rose Best”) Project.  The Rose Best Project is located in the Sichuan Province of China and consists of four upscale residential apartment buildings with a total building area of approximately 49,500 square meters (537,000 square feet).  The Company purchased 51% of the Rose Best Project from Suining Yinfa for a convertible promissory note of US $350,000, which was converted to 350,000 shares of the Company’s Series E preferred stock on December 12, 2007.

Effective March 31, 2008, both parties agreed that it was in their best interest to rescind the Asset Sale and Purchase Agreement due to the underperformance of the assets and the inability of the sellers to record transactions as necessary to permit preparation of financial statements in conformity with US GAAP.  Suining Yinfa agreed to return all 350,000 shares of the Company’s Series E Preferred Stock as part of the rescission and the Company agreed to compensate Suining Yinfa for their work and time in connection with this transaction with 35,000 shares of the Company’s Series E Preferred Stock.

Acquisition of Wuhan Machinery Company

In December 2007, the Company signed a Memorandum of Understanding to acquire a machinery manufacturing company in Wuhan, Hubei Province of China.  According to audited financial information prepared in accordance with China accounting standards, the Machinery Company has net assets worth approximately US $2.5 million and revenues of approximately US $3.5 million for the year 2007.  The Machinery Company currently offers several lines of machineries and equipments which can be retooled to manufacture the panel production machineries that the Company endeavors to sell and utilize in several planned projects in China and other countries.  The Machinery Company also has state of the art tools, experienced engineers, capability to design new lines of equipment, as well as strong customer service and after-sales support. Strategically, this acquisition will strongly support INBG’s ability to supply the market for building panels and panel machineries in China and throughout the world.

The Company signed a definitive agreement to acquire the Machinery Co. on April 16, 2008.  The purchase consideration to be paid by the Company to the Seller will be approximately U.S. $1,500,000, consisting of cash for 10% of the purchase consideration, and three (3) Convertible Promissory Notes representing the balance of the purchase consideration. At the Seller's option the notes are convertible into shares of INBG common stock at a value equivalent to the notes.  The Company received approval from the China Government to acquire the Machinery Company on June 24, 2008.  In August 2008, the Company engaged a Hong Kong based Audit firm, Albert Wong & Company, to audit the acquisition of the Machinery Company.  Albert Wong & Company is a PCAOB approved SEC auditor.  Currently, the auditors are performing the audit of the Machinery Company and the audit is expected to be completed soon.   As of September 30, 2008, the Company has paid the 10% cash down payment on the acquisition.  The convertible notes for the balance of the acquisition will be finalized pending the completion of the audit.

Discontinued Operations

At the end of the first quarter of 2007 the Company discontinued all operations related to the motor sports business due to increased manufacturer’s prices, slowing retail sales, increased competition from online auction sites and the consolidation of the die cast industry.  This includes operations by its wholly owned subsidiaries Scottsdale Diecast, Inc. (“SDI”) and Quadriga Motorsports, Inc. (“Quadriga”).

The Company has since shifted focus to developing and manufacturing lightweight panel technology.  The Company has subsequently disposed of all assets related to the motor sports business in the first quarter of 2007.  No income tax expense has been recorded related to the discontinued operations given the Company’s net operating loss carry forwards and related valuation allowances.  All activity during fiscal year 2007 related to the motor sports business has been reclassified to present the operations as discontinued operations.  There was no motor sports related business for the nine months ended September 30, 2008.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A.  Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Our most critical accounting estimates include Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which impacts the Statement of Operations.

We believe the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of our consolidated financial statements:

Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.

The company carries notes with convertible features embedded and accounted for them under the Financial Accounting Standards Board’s Emerging issues Task Force (“EITF”) 00-27.

EITF 00-27 requires the Company to calculate the fair value of stock-based embedded convertible feature in notes as a debt discount, also known as a beneficial conversion feature (“BCF”).   The convertible notes allow the note holder to convert the note into common shares of the company at a specified discounted rate.   The value of the debt discount is calculated on the date of the note issuance using the intrinsic value method.  Essentially, the debt discount equates to the difference between the note and the fair market value of the stocks if the entire note were to be converted.    The debt discount is accreted as an Interest Expense ratably on a straight-line basis over the requisite service period.

Translation of Non-U.S. Currency Amounts

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at weighted-average rates of exchange prevailing during the year. Translation adjustments are recorded in Other Comprehensive Income not affecting retained earnings within stockholders’ (deficit)/equity.

Inventories, plant, rental machines and other property-net, and other non-monetary assets and liabilities of non-U.S. subsidiaries and branches that operate in U.S. dollars, or whose economic environment is highly inflationary, are translated at approximate exchange rates prevailing when the company acquired the assets or liabilities. All other assets and liabilities are translated at the quarter ended September 30, 2008 exchange rates. Cost of sales and depreciation are translated at historical exchange rates. All other income and expense items are translated at the weighted-average rates of exchange prevailing during the year.

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for the quarter ended September 30, 2008 (denoted in Hong Kong dollars per one U.S. dollar):

2008

Current exchange rate at September 30, 2008	$ 7.7659 HKD

Year to Date Weighted average exchange rate	$ 7.797 HKD

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

Three months ended September 30, 2008 and 2007

Since discontinuing the prior business and re-entering the development stage as of April 1, 2007 the Company’s results of operations has changed.  There are no revenues during the current development stage as we are in the process of starting our manufacturing process.  There were no revenues in the quarters ended September 30, 2008 and 2007.  Going forward, after the completion of the ongoing audit and upon acquisition of the Machinery Company, the Company expects to report revenues generated by the Machinery Company.

Operating Expenses for current operations totaled $163,060 for the quarter ended September 30, 2008 compared to $203,026 for the quarter ended September 30, 2007.  The decrease of $39,966 in Operating Expenses between quarters ended September 30, 2008 and 2007 is mostly attributed to decreased professional fees related to the shift in business focus from the motor sports business to the panel manufacturing business.  However, upon completion of the acquisition of the Machinery Company, the Company expects operating expenses to increase due to the costs associated with operating the Machinery Company.

The most significant change in our results of operations is the change in fair value of derivative.  As of September 30, 2008 the total change in fair value of derivative expense is $928,372.  This is a non-cash item that recognizes the change of the value of the derivative liability as it is marked to market at the end of each period.  The derivative liability is calculated using the Black-Scholes Model to account for the excess common stock equivalent exceeding the total common stock available for issuance (See Note 8 – Notes Payable & Debt Discounts in Item 1).  This value will change as the value of the Company’s common stock fluctuates.  However, management is working to mitigate this issue and to reduce or eliminate this expense.

As of September 30, 2008, Interest Expense totaled $200,308 and $207,926 for the three months ended September 30, 2007.  The decrease of $7,618 in Interest Expense is due to the payment of principal with stock and cash, and a reduced interest rate negotiated in 2007 (See Note 4 – Notes Payable & Debt Discounts in Item 1).   Included in the interest expense is the non-cash amortization of the beneficial conversion features (“BCF”) of the debentures and warrants.  Total BCF and warrant amortization of $159,926 and $96,929 for the respective quarters ended September 30, 2008 and 2007 represents the majority of the Interest expense in each respective period.  Non-cash expenses such as BCFs and Warrants make up the majority of the difference between current year and prior year interest expense.  As the Company continues to grow its business, and until the Company can generate enough revenues and income to support its operations, the Company is going to continue to seek funding from outside sources.

Nine months ended September 30, 2008 and 2007

There were no revenues in the nine months ended September 30, 2008 and 2007.  Going forward, after the completion of the ongoing audit and upon acquisition of the Machinery Company, the Company expects to report revenues generated by the Machinery Company.

Operating Expenses for current operations totaled $561,828 for the nine months ended September 30, 2008 compared to $360,797 for the nine months ended September 30, 2007.  Operating expenses consists mostly of Consulting and Contract Labor expense, Officer Salaries, and Professional fees.  These increased costs over the prior year are attributed the winding down of the motor sports business in the prior year versus the continued operating cost of developing the panel manufacturing business.  However, upon completion of the acquisition of the Machinery Company, the Company expects operating expenses to increase due to the costs associated with operating the Machinery Company.

The most significant change in our results of operations is the change in fair value of derivative.  As of September 30, 2008 the total change in fair value of derivative expense is $928,372.  This is a non-cash item that recognizes the change of the value of the derivative liability as it is marked to market at the end of each period.  The derivative liability is calculated using the Black-Scholes Model to account for the excess common stock equivalent exceeding the total common stock available for issuance (See Note 8 – Notes Payable & Debt Discounts in Item 1).  This value will change as the value of the Company’s common stock fluctuates.  However, management is working to mitigate this issue and to reduce or eliminate this expense.

As of September 30, 2008, Interest Expense totaled $576,257 and $375,570 for the nine months ended September 30, 2007.  The increase of $200,687 in Interest Expense is largely due to the issuances of new debt with non-cash interest expenses such as accretion of warrants and accretion on debt discounts, payment of principal with stock and cash and a reduced interest rate negotiated in 2007 (See Note 4 – Notes Payable & Debt Discounts in Item 1).   Included in the interest expense is the non-cash amortization of the beneficial conversion features (“BCF”) of the debentures and warrants.  Total BCF and warrant amortization of $450,171 and $215,514 for the respective quarters ended September 30, 2008 and 2007 represents the majority of the Interest expense in each respective period.  Non-cash expenses such as BCFs and Warrants make up the majority of the difference between current year and prior year interest expense.  As the Company continues to grow its business, and until the Company can generate enough revenues and income to support its operations, the Company is going to continue to seek funding from outside sources.

In 2008, the Company reported expenses related to a settlement totaling $23,500.  This settlement is related to a previous shareholder dispute that occurred in the prior year.  The Company decided to settle rather than to deal with the legal and investigative costs related to this matter.  The consideration paid consisted of $10,000 cash and 3,000,000 common shares of the Company valued at $13,500.  See Note 5 – Stock Holder’s Equity in Item 1.

Effective March 31, 2008,the company rescinded the Asset Sale and Purchase Agreement on the Rose Top Grade Project due to the underperformance of the assets and the inability of the sellers to record transactions as necessary to permit preparation of financial statements in conformity with US GAAP.  Suining Yinfa agreed to return all 350,000 shares of the Company’s Series E Preferred Stock as part of the rescission and the Company agreed to compensate Suining Yinfa for their work and time in connection with this transaction with 35,000 shares of the Company’s Series E Preferred Stock.    The value of the 35,000 shares of the Company’s Series E Preferred Stock is valued at $35,000.  Each share of the Company’s Series E Preferred Stock is convertible to One Dollar worth of the Company’s common stock (See Note 7 – Acquisitions and Investments in Item 1).

For the nine months ended September 30, 2008, the Company has a $50,000 gain on forgiven accrued expenses.  This expense was related to unpaid consulting fees owed.  A portion of the accrued expenses, equating to $50,000, was forgiven in accordance to the signed agreement between the consultant and the Company.

Liquidity and Capital Resources

During the next 12 months, our foreseeable cash requirements will relate to continuing to develop the operations of our wholly owned subsidiaries and business divisions, maintaining our good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business venture.  Additionally, we may experience a cash shortfall and be required to raise additional capital.  In the quarter ended September 30, 2008 and year ended December 31, 2007 we relied on funds from the sale of shares of stocks and loans from our shareholders and private investors to finance our operations and growth.  Management may raise additional capital through future public or private offerings of our stock or through loans from private investors, although there can be no assurance that we will be able to obtain such financing.  Our failure to do so could have a material and adverse affect upon us and our shareholders.

Currently we are in the process of acquiring the Wuhan Manufacturing Company with a purchase price of approximately U.S. $1,500,000.  As of September 30, 2008, the Company has paid the 10% cash down payment on the acquisition.  The remaining balance will be paid for with convertible notes pending the completion of the audit.  Terms of the note will be determined upon completion of the audit.

The unaudited chart below summarizes our debt (see Note 4 – Notes Payable & Debt Discounts in Item 1).

Terms	Amount
Short Term Notes Payable:
10.301% Interest; principal of $2,474; monthly payments of $1,254; due on 12/1/2008	$2,474
Total Short Term Notes Payable	$2,474

Short Term Notes Payable to Shareholders:
-0% Interest; principal of $3,000; monthly payments of $3,000; convertible to common stock based on 60% of average price; due on 12/31/08	$3,000
-0% Interest; principal of $3,000; monthly payments of $3,000; convertible to common stock based on 60% of average price; due on 12/31/08	3,000
-10% Interest; principal of $89,868; monthly payments of $4,396; convertible to common stock based on 75% of average price; due on 6/30/2009.	89,868
-5% Interest; principal of $75,773; monthly payments of $4,387; convertible to common stock based on 70% of average price; due on 7/1/2009, net of unamortized discount related to the debt discount of $15,992	59,781
-10% Interest; principal of $15,000; convertible to common stock based on 60% of average price; due on 08/01/09; net of unamortized discount related to the debt discount of $ 12,534	2,466
-10% Interest; principal of $13,000; convertible to common stock based on 60% of average price; due on 08/01/09; net of unamortized discount related to the debt discount of $ 10,863	2,137
-10% Interest; principal of $10,000; convertible to common stock based on 60% of average price; due on 09/03/09; net of unamortized discount related to the debt discount of $ 7,460	2,540
Total Short Term Notes Payable to Shareholders	$162,792

Long Term Notes Payable :
-10% Interest; principal of $50,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $35,984	14,016

-10% Interest; principal of $50,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $35,984	14,016
-10% Interest; principal of $10,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $7,197	2,803
-10% Interest; principal of $15,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $12,671	2,329
Total Long Term Notes Payable	$33,164

Long Term Notes Payable to Shareholders:
-10% Interest; principal of $12,500; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $7,990	4,510
-10% Interest; principal of $33,849; convertible to common stock based on 60% of average price; due on 12/31/2009.	33,849
-10% Interest; principal of $16,212; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $2,211	14,001
-10% Interest; principal of $10,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $7,174	2,826
-10% Interest; principal of $9,458; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $3,888	5,570
-10% Interest; principal of $37,133; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $14,300	22,833
-10% Interest; principal of $115,878; convertible to common stock based on 50% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $39,877	76,001
-10% Interest; principal of $32,017; convertible to common stock based on 50% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $12,704	19,313
-10% Interest; principal of $50,240; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $30,309	19,931
-10% Interest; principal of $77,717; convertible to common stock based on 50% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $23,358	54,359
-10% Interest; principal of $39,048; convertible to common stock based on 50% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $24,571	14,477
-10% Interest; principal of $41,016; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $23,289	17,727
-10% Interest; principal of $25,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $16,606	8,394
-10% Interest; principal of $7,209; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $3,800	3,409

-10% Interest; principal of $20,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $13,891	6,109
-10% Interest; principal of $10,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $6,635	3,365
-10% Interest; principal of $25,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $17,908	7,092
-10% Interest; principal of $70,000; convertible to common stock based on 60% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $32,457	37,543
-10% Interest; principal of $10,642; convertible to common stock based on 50% of average price; due on 12/31/2009, net of unamortized discount related to the debt discount of $6,653	3,989
Total Long Term Notes Payable to Shareholders	$355,298

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

Material Commitments

The company currently has a material commitment to acquire Wuhan Manufacturing Company for a purchase price of approximately U.S. $1,500,000.  As of September 30, 2008, the Company has paid the 10% cash down payment on the acquisition.  The remaining balance will be paid for with convertible notes pending the completion of the audit.  Terms of the note will be determined upon completion of the audit.

As of the date of this Quarterly Report, we do not have any other material commitments that are not reflected as liabilities on our consolidated balance sheet included elsewhere in this report.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4 - Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.  Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act as of the end of the period covered by this quarterly report (“Evaluation Date”).  Based on such evaluation, our Chief Executive Office and Chief Financial Officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

 (b) Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

There Company is not aware of any threatened or pending litigation against the Company.

Item 1A.  Risk Factors

There have been no material changes from the risk factors described in our Annual Report on Form 10KSB for the fiscal year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Since September 30, 2008, the Company has issued the following securities without registration under the Securities Act of 1933:

Date of Issue	Number of Shares Issued	Aggregate Sales Price	Nature of Transaction
07/08/2008	12,068,332	$12,068	In exchange for debt repayment
07/11/2008	56,300,000	$56,300	In exchange for debt repayment
07/11/2008	30,612,243	$15,000	In exchange for preferred stock conversion
07/29/2008	86,930,571	$72,000	In exchange for cash payment
07/31/2008	9,000,000	$9,000	In exchange for debt repayment
08/01/2008	36,951,265	$31,557	In exchange for debt repayment
08/01/2008	7,000,000	$7,000	In exchange for preferred stock conversion
08/14/2008	13,043,884	$25,000	In exchange for cash payment
08/27/2008	17,629,390	$16,660	In exchange for debt repayment
08/29/2008	7,465,007	$11,198	In exchange for consulting services
09/04/2008	6,875,000	$10,000	In exchange for cash payment
09/18/2008	24,609,743	$11,320	In exchange for debt repayment
09/19/2008	8,000,000	$3,360	In exchange for debt repayment
09/22/2008	5,238,095	$10,000	In exchange for cash payment
09/29/2008	5,500,000	$5,000	In exchange for cash payment
09/29/2008	26,855,656	$21,350	In exchange for debt repayment

Total	354,079,186	$316,813

During the quarter ended June 30, 2008, the company issued 12,910,053 shares of common stock valued at $24,413 for consulting services.  The Company also issued 84,287,855 shares of common stock valued at $68,480 for the repayment of debt and 44,085,526 shares of common stock valued at $52,786 in exchange for cash payment.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

 None.

Item 6.  Exhibits

(a)   Exhibits

Exhibit No.	Description

3.1[1]	Certificate of Amendment to Articles of Incorporation to change the par value of the Company’s common stock to $0.00001 filed on May 22, 2008

4.1[1]	Certificate of Designation of Series F Preferred Stock of the Company filed with the Secretary of State of Nevada on April 23, 2008.

4.2[1]
Certificate of Amendment to Articles of Incorporation to change the total authorized shares and conversion terms of Series E Preferred Stock of the Company filed with the Secretary of State of Nevada on July 28, 2008.

4.3[1]	Certificate of Amendment to Articles of Incorporation to change the total authorized capital stock of the Company filed with the Secretary of State of Nevada on August 11, 2008.

4.4
Amendment to Certificate of Designation After Issuance of Class or Series to to change the total authorized shares and conversion terms of Series E Preferred Stock of the Company filed with the Secretary of State of Nevada on August 28, 2008.

10.1[2]	Stock Sale and Purchase Agreement by and between International Building Technologies Group, Inc. and Wuhan Interpower Co., Ltd. executed on April 17, 2008.

10.2[3]	Rescission to the Asset Sale Purchase Agreement by and between International Building Technologies Group, Inc. and Suining Yinfa Construction and Engineering Co., Ltd., executed April 23, 2008.

10.3[1]
English translation of the Approval of Wuhan Bureau of Commerce on Issues Concerning Mergers & Acquisitions of Wuhan Wufeng Machinery Manufacturing Co., Ltd. by Foreign Investors and Establishing Enterprises with Foreign Investment

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[4]	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1 Previously filed as an exhibit to the Company’s Current Report on Form 10Q dated August 13, 2008 and incorporated herein by reference thereto.

2 Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated April 21, 2008 and incorporated herein by reference thereto.

3 Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated April 29, 2008 and incorporated herein by reference thereto.

4 In accordance with SEC Release No. 34-47986, this Exhibit is hereby furnished to the Securities and Exchange Commission as an accompanying document and is not deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.

Date: November 11, 2008	/s/ Kenneth Yeung
Kenneth Yeung
President, Chief Financial Officer