Form 10-K
period 2008-12-31
International Building Technologies Group, Inc.
filed 2009-04-15
CIK 1075993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2008
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ___________

                         Commission File Number 0-32323

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC
             (Exact name of registrant as specified in its charter)

           Nevada                                       20-1217659
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

      17800 Castleton Street, Suite 638, City of Industry, California 91748
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (626) 581-8500

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                         Common Stock, $.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's second fiscal quarter (June 30, 2008) was approximately $381,565.

On March 31, 2009, 1,111,143,024 shares of the Registrant's common stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----
                                     PART I
Item 1.   Business                                                            4
Item 2.   Properties                                                         10
Item 3.   Legal Proceedings                                                  10
Item 4.   Submission of Matters to a Vote of Security Holders                10

                                     PART II

Item 5.   Market For Common Equity and Related Stockholder Matters and       10
          Issuer Purchases of Equity Securities
Item 6.   Selected Financial Data                                            15
Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         15
Item 8.   Financial Statements and Supplementary Data                        20
Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          20
Item 9A.  Controls and Procedures                                            20
Item 9B.  Other Information                                                  23

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance             23
Item 11.  Executive Compensation                                             25
Item 12.  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                   27
Item 13.  Certain Relationships and Related Transactions, and Director
           Independence                                                      28
Item 14.  Principal Accounting Fees and Services                             28

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules                            29

                              CAUTIONARY STATEMENT

     This Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the statements contained in this Form 10-K for International Building Technologies Group, Inc. ("Company") discuss future expectations, contain projections of results of operation or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions.

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

     Management cautions current stockholders and prospective stockholders that such forward-looking statements, including, without limitation, those relating to the Company's future business prospects, demand for its products, revenues, capital needs, expenses, development and operation costs, wherever they occur in this Form 10-K, as well as in the documents incorporated by reference herein, are not guarantees of future performance or results, but are simply estimates reflecting the best judgment of Management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by such forward-looking statements.

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

     *    the current global recession and financial uncertainty; and

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

     As a result of the change in control and new business focus of the Company occasioned by the events discussed below, the Company amended its Articles of Incorporation to change its name to International Building Technologies Group, Inc. in 2007.

BUSINESS TRANSFORMATION

     The Company divested its motor sports related assets and began to focus on its current business related to building technologies, when on May 2, 2007, the Company entered into a Stock Sale and Purchase Agreement with Axia Group, Inc. ("Axia") and International Building Technologies, Inc. ("IBT"), pursuant to which the Company acquired 50,000,000 shares of IBT common stock (or approximately 80% of IBT's issued and outstanding common stock) from Axia for consideration consisting of a (i) $1,000,000 convertible note and (ii) 20,000,000 shares of the Company's common stock. On September 25, 2007, the Company and Axia renegotiated the purchase price of the 80% equity stake in IBT and made a downward adjustment of $1,000,000 to the purchase price and cancelled the convertible note.

     As a result of the transaction with Axia and IBT, the Company dedicated itself to providing innovative solutions for the construction of homes, buildings and communities around the world, offering a complete turn-key approach to most projects from design and engineering to materials, training and construction assistance. Acting through, IBT, a Nevada corporation, and its wholly owned subsidiary International Building Technologies Co., Ltd. ("IBT Hong Kong"), a Hong Kong corporation, we are a worldwide manufacturer and developer of light panel technology to be used in residential and commercial business, primarily in regions that are at risk of earthquakes and hurricane-like winds.

THE COMPANY BUSINESS

     The Company is in the business of manufacturing, marketing and providing equipment and materials to the building and construction industries. The Company is dedicated to providing unique and sustainable construction methods that can be used in developing and developed countries around the world.

     The Company is a developer and provider of a superior panel based building technology. Our panel technology is superior to many traditional building methods, offers greater strength and resistance to winds and hurricanes, as well as providing a sustainable building solution that does not utilize timber, provides high insulation values and is resistant to bugs, mold and rot. See the discussion under "IBT Panel Technology," below.

     Our panel technology allows for the rapid, cost effective construction of residential, commercial, and high-rise buildings utilizing materials that are superior in strength and appearance, economical and eco-friendly. The Company provides customers with architectural design, panel supply, installation supervision, engineering, training and technical support.

     Drawing on decades of experience in the construction industry in China and other countries in the Far East, the Company is seeking to develop new business in China, as well as establishing a manufacturing facility for our equipment and materials to customers throughout the world. We plan to manufacture equipment for our own projects, as well as exporting equipment and materials to customers throughout the world.

     To this end, on April 17, 2008, the Company signed a definitive Stock Sale and Purchase Agreement with Wuhan Intepower Co., Ltd. ("Intepower") to acquire a 92% equity stake in Intepower's subsidiary, Wufeng Machinery Manufacturing Co., Ltd. ("Machinery Company") located in Wuhan, Hubei Province of China. Based on the final draft of its audited financial statements, the Machinery Company reported assets of U.S. $5,300,000 and revenues of approximately U.S. $3,800,000 for the fiscal year 2007. Once this acquisition is completed, revenues of the Machinery Company will be consolidated with the Company's financial statements. Once the acquisition closes, this consolidation should result in the Company reporting a profit in the fiscal year ending December 31, 2009.

     The Machinery Company currently offers several lines of products, including food processing and mineral refinery equipment. The Company proposes to utilize the capabilities of the Machinery Company to manufacture the Company's panel production equipment for deployment and sale in China and other countries. We are talking to U.S. companies in the building material business to manufacture their equipment and products at the Machinery Company. These out-sourcing contracts, if obtained, could increase production revenues for the Machinery Company and thus potentially increase profits of the Company.

     On June 24, 2008, the China Government granted approval for the Company to acquire the Machinery Company for a fixed acquisition price of approximately U.S. $1,630,000. On August 13, 2008, the Company paid a deposit of $161,500 (approximately 10% of the acquisition price) for the acquisition of the Machinery Company. The Company has signed an engagement agreement with a Hong Kong based Certified Public Accounting ("CPA") firm to perform the audit of the Machinery Company. The CPA firm we engaged is a registered public accounting firm approved by the U.S. Public Company Accounting Oversight Board or "PCAOB" and has extensive experience conducting independent audits of public companies trading on U.S. markets.

     The Company has also been working with investors to establish a Company-operated panel production factory in China's Sichuan Province. This plan has been received with great interest by the Sichuan Construction Bureau, the government authority in governing major construction projects in rebuilding the earthquake region in Sichuan Province.

IBT PANEL TECHNOLOGY

     As stated above, the Company is a developer and provider of a superior panel based building technology. Our panel technology is superior to many traditional building methods, offers greater strength and resistance to winds and hurricanes, as well as providing a sustainable building solution that does not utilize timber, provides high insulation values and is resistant to bugs, mold and rot.

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

     We believe our panel based technology is one of the finest, strongest and most cost effective building technologies available. Our panel based technology is superior to other traditional building methods in terms of strength, time to completion and resistance to the elements. Our IBT panel technology is also versatile in its use and can be used to create unique architectural and design elements. The results are buildings that look great and meet superior construction standards.

     Historically, IBT has completed projects in the United States, Central America, the Caribbean, Asia, Europe and Africa.

OTHER PRODUCTS AND SERVICES OFFERED BY THE COMPANY

     Currently, IBT provides Site Planning, Architectural and Engineering Services, Contractor Services, Materials, Equipment, training and Supervision and is engaged in projects in China utilizing our IBT technology.

OTHER EVENTS

     The Company has not been able to support a previously announced and previously reported project with Jilin University. Jilin University has decided to move forward in its initial phases of construction with other materials. However, the Company is still hopeful that Jilin University will utilize IBT's panel technology in future phases of its construction.

     As previously reported, on January 31, 2008, the Company announced that it had begun participating in the Joint Venture of the Rose Best Construction Project with Suining Yinfa Construction and Engineering Co., Ltd. ("Suining Yinfa"). Due to irreconcilable differences in accounting practices, the Rose Best project has been rescinded.

     We originally issued 350,000 shares of our Series E Preferred Stock to Suining Yinfa. When we rescinded the transaction with Suining Yinfa, they returned 315,000 shares of our Series E Preferred Stock and they kept 35,000 shares of our Series E Preferred Stock as compensation for the work done by them.

HOW TO CONTACT US

     The Company's principal executive offices are located at 17800 Castleton Street, Suite 638, City of Industry, California 91748. Our telephone number is
(626) 581-8500 and our facsimile number is (626) 626-7603.

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

     The Company is also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and will be required to disclose certain events in a timely manner, (e.g. changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     WE WILL BE SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT. IF WE ARE UNABLE TO TIMELY COMPLY WITH SECTION 404 OR IF THE COSTS RELATED TO COMPLIANCE ARE SIGNIFICANT, OUR PROFITABILITY, STOCK PRICE AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

     The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2008 fiscal year. This section also requires that our independent registered public accounting firm opine on those internal controls and management's assessment of those controls. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion our internal controls and procedures).

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

EMPLOYEES

     As of March 31, 2009, we had one full time employee, Kenneth Yeung, who is our President and Chief Executive Officer. We believe that our relations with our employee are good. Our employee is not represented by a union or covered by a collective bargaining agreement.

REPORTS TO SECURITY HOLDERS

     The public may view and obtain copies of the Company's reports, as filed with the Securities and Exchange Commission, at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Additionally, copies of the Company's reports are available and can be accessed and downloaded via the internet on the SEC's internet site at http://www.sec.gov.

ITEM 2. PROPERTIES.

     The Company does not own any real estate.

     On February 20, 2009, the Company relocated its principal executive offices to 17800 Castleton Street, Suite 638, City of Industry, California 91748. The new offices are being leased under a sublease from Allied Consultants, Inc., a company owned by Nelson Yeung, the brother of our President, Kenneth Yeung. Kenneth Yeung has no financial or other interest in Allied Consultants, Inc. The sublease rental is $3,250.00 per month, which covers access to and use of office furniture and equipment owned by Allied Consultants, Inc. The sublease is a month to month lease.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is not the subject of any pending legal proceedings to the knowledge of management, nor is there any presently contemplated against the Company by any federal, state, or local government agency. Further, to the knowledge of management, no director or executive officer is a party to any action in which his interest is adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2008.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

         Fiscal 2008                        High          Low
         -----------                        ----          ---
         First Quarter (1)                 $.00625      $.0020
         Second Quarter (1)                $.00450      $.0010
         Third Quarter (1)                 $.00250      $.0015
         Fourth Quarter (1)                $.00200      $.0001

         Fiscal 2007                        High          Low
         -----------                        ----          ---
         First Quarter (2)                 $0.110       $0.0260
         Second Quarter (1)                $0.098       $0.0382
         Third Quarter (1)                 $0.070       $0.0110
         Fourth Quarter (1)                $0.013       $0.0020

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

HOLDERS

     As of March 31, 2009, there were approximately 361 shareholders of record of the Company's Common Stock, 96 shareholders of record of the Company's Series A Preferred Stock, one shareholder of record of the Company's Series C Preferred Stock, one shareholder of record of the Company's Series D Preferred Stock, four shareholders of record of the Company's Series E Preferred Stock and one shareholder of record of the Company's Series F Preferred Stock.

DIVIDENDS

     The Company has not declared any cash dividends with respect to its common stock or preferred stock during the last two fiscal years and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting or that are likely to limit the Company's ability to pay dividends on its outstanding securities.

RECENT ISSUANCE OF UNREGISTERED SECURITIES

     Since December 31, 2008, the Company has issued the following securities without registration under the Securities Act of 1933:

                        Number of             Aggregate            Nature of
Date of Issue         Shares Issued          Sales Price          Transaction
-------------         -------------          -----------          -----------
1/12/2009               37,389,530            $7,477.90       Debt cancellation
1/19/2009               35,000,000            $5,250.00       Debt cancellation
2/12/2009               39,900,000            $3,990.00       Debt cancellation
2/18/2009               35,000,000            $2,625.00       Debt cancellation
2/23/2009               45,000,000            $4,500.00       Debt cancellation
3/2/2009                45,000,000            $3,375.00       Debt cancellation
3/24/2009               40,000,000            $4,000.00       Debt cancellation
3/24/2009               40,000,000            $4,000.00       Debt cancellation
3/24/2009               46,000,000            $3,450.00       Debt cancellation
4/6/2009                40,000,000            $4,000.00       Debt cancellation

     During  2008,   the  Company  issued  the  following   securities   without
registration under the Securities Act of 1933:

                        Number of             Aggregate            Nature of
Date of Issue         Shares Issued          Sales Price          Transaction
-------------         -------------          -----------          -----------
1/18/2008               1,904,762             $ 9,532.81       In exchange for consulting services (1)
1/18/2008               1,934,974             $ 5,121.30       Debt repayment (1A)
1/18/2008               3,406,800             $ 8,632.83       Debt repayment (2)
1/18/2008               3,406,800             $ 8,632.83       Debt repayment (3)
1/21/2008               1,500,000             $ 7,500.00       Settlement (4)
2/4/2008                2,000,000             $ 5,000.00       In exchange for consulting services (1)
2/4/2008                1,703,698             $ 4,395.54       Debt repayment (1A)
2/11/2008                 992,064             $ 6,250.00       In exchange for consulting services (5)
2/25/2008               1,500,000             $ 6,000.00       Settlement (4)
3/11/2008               4,000,000             $ 6,000.00       Debt repayment (6)
3/11/2008               4,000,000             $ 6,000.00       Debt repayment (7)
3/11/2008               2,666,667             $ 8,533.33       In exchange for consulting services (1)
3/11/2008               4,081,293             $ 5,713.81       Debt repayment (8)
3/11/2008               4,081,293             $ 5,713.81       Debt repayment (9)
3/11/2008               4,089,000             $ 7,360.20       Debt repayment (2)
3/11/2008               2,344,288             $ 4,454.15       Debt repayment (1A)
3/19/2008               1,282,629             $ 3,847.88       In exchange for consulting services (26)
4/1/2008                5,643,350             $ 5,079.01       Debt repayment (8)
4/3/2008                3,703,704             $ 5,185.19       In exchange for consulting services (1)
4/3/2008                2,777,778             $ 3,055.56       Debt repayment (7)
4/3/2008                2,777,778             $ 3,055.56       Debt repayment (6)
4/3/2008                2,959,960             $ 4,439.94       Debt repayment (1A)
4/15/2008               6,531,558             $ 4,572.09       Debt repayment (9)
4/21/2008               3,000,000             $ 2,940.00       Debt repayment (10)
4/21/2008               3,763,150             $ 4,003.99       Debt repayment (2)
4/28/2008               8,918,919             $12,000.00       Private offering of common stock (11)
4/28/2008               6,875,000             $10,000.00       Private offering of common stock (12)
4/28/2008               4,761,905             $ 5,000.00       In exchange for consulting services (1)
4/28/2008               4,014,192             $ 4,395.43       Debt repayment (1A)
4/30/2008               7,971,014             $10,000.00       Private offering of common stock (13)
5/2/2008                6,857,483             $ 3,657.72       Debt repayment (14)
5/21/2008               4,444,444             $ 4,000.00       In exchange for consulting services (1)
5/21/2008               5,000,000             $ 3,000.00       Debt repayment (7)
5/21/2008               5,000,000             $ 3,000.00       Debt repayment (6)
5/21/2008               7,000,000             $ 4,200.00       Debt repayment (10)
5/21/2008               7,000,000             $ 4,200.00       Debt repayment (2)
5/21/2008               5,801,656             $ 5,395.54       Debt repayment (1A)
5/21/2008               7,000,000             $ 4,200.00       Debt repayment (3)
5/21/2008               9,160,950             $ 9,160.95       Debt repayment (8)
5/23/2008               7,857,143             $10,000.00       Private offering of common stock (15)
6/17/2008               7,638,889             $10,000.00       Private offering of common stock (16)
6/30/2008               4,824,561             $ 5,000.00       Private offering of common stock (17)
7/8/2008               12,068,332             $12,068.33       Debt repayment (14)
7/11/2008              10,204,081             $ 5,000.00       Private offering of preferred stock (18)
7/11/2008              10,204,081             $ 5,000.00       Private offering of preferred stock (19)
7/11/2008              10,204,081             $ 5,000.00       Private offering of preferred stock (20)
7/11/2008              12,300,000             $12,300.00       Debt repayment (21)
7/11/2008              12,000,000             $12,000.00       Debt repayment (2)
7/11/2008              10,000,000             $10,000.00       Debt repayment (3)
7/11/2008              12,000,000             $12,000.00       Debt repayment (10)
7/11/2008               5,000,000             $ 5,000.00       Debt repayment (7)

7/11/2008               5,000,000             $ 5,000.00       Debt repayment (6)
7/29/2008              60,625,000             $40,000.00       Private offering of common stock (12)
7/29/2008              15,081,081             $12,000.00       Private offering of common stock (11))
7/29/2008              11,224,490             $10,000.00       Private offering of common stock (22)
7/31/2008               9,000,000             $ 9,000.00       Debt repayment (23)
8/1/2008                7,000,000             $ 7,000.00       Private offering of preferred stock (24)
8/1/2008               12,999,265             $ 7,604.57       Debt repayment (1A)
8/1/2008               11,976,000             $11,976.00       Debt repayment (9)
8/1/2008               11,976,000             $11,976.00       Debt repayment (8)
8/14/2008               6,111,111             $10,000.00       Private offering of common stock (25)
8/14/2008               6,932,773             $15,000.00       Private offering of common stock (16)
8/27/2008              17,629,390             $16,659.77       Debt repayment (1A)
8/29/2008               2,916,667             $ 4,375.00       In exchange for consulting services (26)
8/29/2008               4,548,340             $ 6,822.51       In exchange for consulting services (26)
9/4/2008                6,875,000             $10,000.00       Private offering of common stock (27)
9/18/2008              24,609,743             $11,320.48       Debt repayment (14)
9/19/2008               8,000,000             $ 3,360.00       Debt repayment (28)
9/22/2008               5,238,095             $10,000.00       Private offering of common stock (29)
9/29/2008               5,500,000             $ 5,000.00       Private offering of common stock (30)
9/29/2008              26,855,656             $21,350.23       Debt repayment (1A)
10/2/2008               5,565,513             $ 4,452.41       In exchange for consulting services (26)
10/30/2008              7,500,000             $ 3,000.00       Debt repayment (7)
10/30/2008              7,500,000             $ 3,000.00       Debt repayment (6)
11/4/2008               8,203,000             $ 3,500.00       Debt repayment (24)
11/4/2008               6,000,000             $ 2,940.00       Debt repayment (23)
11/4/2008               6,000,000             $ 2,940.00       Debt repayment (20)
11/4/2008               6,000,000             $ 2,940.00       Debt repayment (10)
11/4/2008               6,000,000             $ 2,940.00       Debt repayment (2)
11/4/2008               6,000,000             $ 2,940.00       Debt repayment (21)
11/4/2008               6,000,000             $ 2,940.00       Debt repayment (3)
11/4/2008               4,427,550             $ 3,055.31       In exchange for consulting services (31)
11/17/2008             15,318,264             $ 7,505.95       Debt repayment (8)
11/21/2008             30,636,529             $12,560.97       Debt repayment (1A)
11/21/2008              8,928,571             $ 5,267.85       Debt repayment (32)
11/21/2008             15,318,265             $ 7,505.95       Debt repayment (8)

----------
(1) Shares of common stock issued to a single entity upon conversion of debenture.
(2)  Shares of common stock issued to a singe entity.
(3)  Shares of common stock issued to a single entity.
(4) Shares of common stock issued to an individual in settlement of a non-litigated dispute.
(5)  Shares of common stock issued to a former officer.
(6)  Shares of common stock issued to an individual consultant.
(7)  Shares of common stock issued to an individual consultant.
(8)  Shares of common stock issued to a single entity.
(9)  Shares of common stock issued to an individual consultant.
(10) Shares of common stock issued to a single entity.
(11) Shares of common stock issued to an individual investor
(12) Shares of common stock issued to an individual investor.
(13) Shares of common stock issued to an individual investor.
(14) Shares of common stock issued to an individual investor.
(15) Shares of common stock issued to an individual investor.
(16) Shares of common stock issued to an individual investor.
(17) Shares of common stock issued to an individual investor.
(18) Shares of preferred stock issued to an individual investor.
(19) Shares of preferred stock issued to an individual investor.
(20) Shares of preferred stock issued to an individual investor.
(21) Shares of common stock issued to a single entity.

(22) Shares of common stock issued to an individual investor.
(23) Shares of common stock issued to a single entity.
(24) Shares of preferred stock issued to an individual investor.
(25) Shares of common stock issued to an individual investor.
(26) Shares of common stock issued to a law firm for legal services.
(27) Shares of common stock issued to an individual investor.
(28) Shares of common stock issued to an individual.
(29) Shares of common stock issued to an individual investor.
(30) Shares of common stock issued to an individual investor.
(31) Shares of common stock issued to an individual consultant.
(32) Shares of common stock issued to an individual investor.

     During the fiscal year ended December 31, 2007, the Company issued the following securities without registration under the Securities Act of 1933:

                        Number of             Aggregate            Nature of
Date of Issue         Shares Issued          Sales Price          Transaction
-------------         -------------          -----------          -----------
  2/9/2007               166,667             $    5,000          In exchange for debt cancellation
  3/1/2007               384,615             $   10,000          In exchange for debt cancellation
  3/9/2007               403,225             $   10,000          In exchange for debt cancellation
 4/16/2007               551,334             $   17,521          In exchange for debt cancellation
  5/4/2007               270,000             $   10,854          In exchange for debt cancellation
 5/10/2007               271,867             $   11,114          In exchange for debt cancellation
 5/17/2007            20,000,000             $1,300,000          Asset Purchase--IBT
  6/4/2007               220,000             $   11,000          In exchange for debt cancellation
 6/15/2007             1,219,904             $   41,042          In exchange for debt cancellation
 8/13/2007               142,858             $    2,085          Private Offering
  9/4/2007               257,142             $    3,754          Private offering
 9/12/2007               450,824             $    8,791          In exchange for debt cancellation
 10/5/2007             1,105,796             $    8,791          In exchange for debt cancellation
 11/5/2007             2,577,180             $    8,599          In exchange for debt cancellation
11/28/2007             4,000,000             $    5,768          In exchange for debt cancellation
 12/3/2007             2,350,000             $    3,386          In exchange for debt cancellation
12/17/2007             4,725,216             $    7,070          In exchange for debt cancellation
12/12/2007               350,000             $  350,000 (1)      Conversion of Note issued in connection with
                                                                  the Suining Yinfa Project
12/12/2007                50,000             $   50,000 (2)      Director's Compensation

----------
(1) The Company issued 350,000 shares of Series E Preferred Stock. When the transaction with Suining Yinfa was rescinded, Suining Yinfa returned 315,000 of these shares to the Company and kept 35,000 of these shares as compensation for their work on the project.
(2)  The Company issued 50,000 shares of Series D Preferred Stock.

     During the fiscal year ended December 31, 2006, the Company issued the following securities without registration under the Securities Act of 1933:

                        Number of             Aggregate            Nature of
Date of Issue         Shares Issued          Sales Price          Transaction
-------------         -------------          -----------          -----------
1/6/2006                  5,848                $ 7,500          In exchange for consulting services.
2/22/2006                11,111                $10,000          Private offering of common stock.
3/1/2006                  5,556                $ 5,000          Private offering of common stock.
12/13/2006              312,500                $25,000          In exchange for consulting services.

     The Company did not utilize or engage a principal underwriter in connection with any of the above securities transactions. Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

GENERAL

     Prior to December 1, 2004, the Company was known as Ten Stix, Inc. and changed its name to MotorSports Emporium, Inc. on December 1, 2004 under the laws of the State of Nevada to engage in the motor sports industry targeting enthusiasts participating in die cast collecting, automobile restoration, purchase of high-performance accessories, motor sports related collectibles, driver's apparel, race venues and product licensing. On July 12, 2007, the Company reported in a Definitive Schedule 14C that the Company was going to change its name to International Building Technologies Group, Inc. to better reflect its change of business from motor sports related to building and construction of lightweight panels. On July 17, 2007 the Company amended its articles of incorporation to change its name to International Building Technologies Group, Inc. effective on August 6, 2007. According to Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," the Company has reentered the development stage. The Company devotes most of its efforts to establishing a new business, raising capital, establishing sources of supply, acquiring property, plant, equipment, and other operating assets. The Company's shares of common stock are quoted on the OTC Bulletin Board under the symbol "INBG.OB."

     Our principal executive offices are located at 17800 Castleton Street, Suite 638, City of Industry, CA 91748. Our telephone number is (626) 581-8500 and our facsimile number is (626) 626-7603. More information regarding our products and the Company is available on our website at www.ibtgi.com.

EXECUTIVE OVERVIEW

     The Company is in the business of manufacturing, marketing and providing equipment and materials to the building and construction industries. The Company is dedicated to providing unique and sustainable construction methods that can be used in developing and developed countries around the world.

     The Company is a developer and provider of a superior panel based building technology. Our panel technology is superior to many traditional building methods, offers greater strength and resistance to winds and hurricanes, as well as providing a sustainable building solution that does not utilize timber, provides high insulation values and is resistant to bugs, mold and rot.

     Our panel technology allows for the rapid, cost effective construction of residential, commercial, and high-rise buildings utilizing materials that are superior in strength and appearance, economical and eco-friendly. The Company provides customers with architectural design, panel supply, installation supervision, engineering, training and technical support.

     Drawing on decades of experience in the construction industry in China and other countries in the Far East, the Company is seeking to develop new business in China, as well as establish a manufacturing facility for its equipment and materials. We plan to manufacture equipment for our own projects, as well as exporting equipment and materials to customers throughout the world.

     To this end, on April 17, 2008, the Company signed a definitive Stock Sale and Purchase Agreement with Wuhan Intepower Co., Ltd. ("Intepower") to acquire a 92% equity stake in Intepower's subsidiary, Wufeng Machinery Manufacturing Co., Ltd. ("Machinery Company") located in Wuhan, Hubei Province of China. Based on the final draft of its audited financial statements, the Machinery Company reported assets of U.S. $5,300,000 and revenues of approximately U.S. $3,800,000 for the fiscal year 2007. Once this acquisition is completed, revenues of the Machinery Company will be consolidated with the Company's financial statements. Once the acquisition closes, this consolidation should result in the Company reporting a profit in the fiscal year ending December 31, 2009.

     The Machinery Company currently offers several lines of products, including food processing and mineral refinery equipment. The Company proposes to utilize the capabilities of the Machinery Company to manufacture the Company's panel production equipment for deployment and sale in China and other countries. We are talking to U.S. companies in the building material business to manufacture their equipment and products at the Machinery Company. These out-sourcing contracts, if obtained, could increase production revenues for the Machinery Company and thus potentially increase profits of the Company.

     On June 24, 2008, the China Government granted approval for the Company to acquire the Machinery Company for a fixed acquisition price of approximately U.S. $1,630,000. On August 13, 2008, the Company paid a deposit of $161,500 (approximately 10% of the purchase price) for the acquisition of the Machinery Company. The Company has signed an engagement agreement with a Hong Kong based Certified Public Accounting ("CPA") firm to perform the audit of the Machinery Company. The CPA firm we engaged is a registered public accounting firm approved by the U.S. Public Company Accounting Oversight Board or "PCAOB" and has extensive experience conducting independent audits of public companies trading on U.S. markets.

     The Company has also been working with investors to establish a Company-operated panel production factory in China's Sichuan Province. This plan has been received with great interest by the Sichuan Construction Bureau, the government authority in governing major construction projects in rebuilding the earthquake region in Sichuan Province.

MATERIAL RECENT DEVELOPMENTS

RE-ENTERING DEVELOPMENT STAGE

        On April 1, 2007, the Company re-entered the development stage. The Company has changed the focus of its business to building and constructing lightweight panels. The Company has devoted most of its efforts to establishing this new business, raising capital, establishing sources of supply, acquiring property, plant, equipment, and other operating assets.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

     The results of operations in the prior year are not indicative of the performance in neither the current period nor future periods. This is due to the change in business from an exclusive die cast merchandising business to developing and manufacturing lightweight panel technology. The discontinued operations of all activities related to the motor sports industry in the first quarter of 2007 are reflected as Discontinued Operations on the Statement of Operations.

     Since discontinuing the prior business and re-entering the development stage as of April 1, 2007 the Company's results of operations has changed. There are no revenues during the current development stage as we are in the process of starting our manufacturing process.

     For the year ended December 31, 2008, Operating Expenses for current operations totaled $1,904,78, which is more than year ended December 31, 2007's Operating Expenses of $670,111. The increase of $1,234,670 in Operating Expenses between years ended 2008 and 2007 is mostly attributed to the impairment of goodwill of $1,303,277.

     The most significant change in our results of operations is the change in fair value of derivative. As of December 31, 2008, the change in fair value of derivative was $2,137,962. There was no such expense in 2007. The increase of $2,137,962 in the fair value of derivative is resulted from the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 14,612,428,071 shares. The Company's Chief Executive Officer, Kenneth Yeung, holds 1,000,000 shares of Series C Preferred Stock that are convertible into 6,666,666,667 common shares of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant exceeds the fair value of common stock of $0.0003 per share on 12/31/08. The remaining common stock equivalent of 7,945,761,404 shares has been accounted for as a derivative liability. The fair value of the derivative of $2,137,962 was determined by utilizing the Black-Scholes valuation model.

     Another significant change in our results of operations is interest expense. As of December 31, 2008, Interest Expense for current operations totaled $705,535 is greater than the year ended December 31, 2007's Interest Expense of $309,585. The increase of $395,950 in Interest Expense is largely due to issuances of new debt with non-cash interest expenses such as accretion of warrants and accretion on debt discounts (See Note 6 - Notes Payable & Debt Discounts). These non-cash expenses make up the majority of the difference between current year and prior year interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     Our future success and viability is primarily dependent upon our ability to increase operating cash flows and develop new business opportunities.

     During the next 12 months, our foreseeable cash requirements will relate to continuing to develop the operations of our wholly owned subsidiaries and business divisions, maintaining our good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business venture. The acquisition of Wufeng Machinery Manufacturing Company will require the Company to pay approximately $1,500,000, consisting of 10% of cash three convertible promissory notes.

     Additionally, we may experience a cash shortfall and be required to raise additional capital. In the year ended December 31, 2008 we relied on funds from the sale of shares of stock and loans from our shareholders and private investors to finance our operations and growth. Management may raise additional capital through future public or private offerings of our stock or through loans from private investors, although there can be no assurance that we will be able to obtain such financing. Our failure to do so could have a material and adverse affect upon us and our shareholders.

     The chart  below  summarizes  our debt  (see Note 6 - Notes  Payable & Debt
Discounts  of  the  Consolidated   Financial  Statements  -  Notes  Payable  and
Beneficial Conversions):

Terms                                                                     Amount
-----                                                                     ------
SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:
-    10% Interest;  principal of $10,000;  convertible to common           4,571
     stock based on 60% of average price;  due on 9/3/2009,  net of  unamortized  discount  related to the debt  discount of
     $5,429
-    10% Interest; principal of $115,878;  convertible to common          84,028
     stock based on 50% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $31,850
-    10% Interest;  principal of $11,000;  convertible to common           3,311
     stock based on 60% of average price; due on 10/9/2009,  net of  unamortized  discount  related to the debt  discount of
     $7,689
-    10% Interest;  principal of $31,925;  convertible to common          31,925
     stock based on 60% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0
-    10% Interest;  principal of $13,735;  convertible to common          12,826
     stock based on 60% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $909
-    10% Interest;  principal of $12,500;  convertible to common           6,119
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $6,381
-    10% Interest;  principal of $15,000;  convertible to common           6,247
     stock based on 60% of average price;  due on 8/1/2009,  net of  unamortized  discount  related to the debt  discount of
     $8,753
-    10% Interest;  principal of $32,016;  convertible to common          21,870
     stock based on 50% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $10,146
-    10% Interest;  principal of $64,810;  convertible to common          50,788
     stock based on 50% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $14,022
-    10% Interest;  principal of $10,642;  convertible to common           5,328
     stock based on 50% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $5,314
-    10% Interest;  principal of $9,458;  convertible  to common           6,353
     stock based on 60% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $3,105
-    10% Interest;  principal of $37,133;  convertible to common          25,712
     stock based on 60% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $11,421
-    10% Interest;  principal of $5,000;  convertible  to common           1,768
     stock based on 65% of average price; due on 10/28/2009, net of  unamortized  discount  related to the debt  discount of
     $3,232
-    10% Interest;  principal of $10,000;  convertible to common           4,270
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $5,730
-    10% Interest;  principal of $78,324;  convertible to common          77,774
     stock based on 75% of average price; due on 6/30/2009,  net of unamortized  discounted  related to the debt discount of
     $550
-    10% Interest;  principal of $13,000;  convertible to common           5,414
     stock based on 60% of average price;  due on 8/1/2009,  net of  unamortized  discount  related to the debt  discount of
     $7,586
-    10% Interest;  principal of $7,209;  convertible  to common           4,174
     stock based on 60% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $3,035
-    10% Interest;  principal of $23,847;  convertible to common          11,581
     stock based on 60% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $12,266
-    10% Interest;  principal of $20,000;  convertible to common           8,906
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $11,094
-    10% Interest;  principal of $25,000;  convertible to common          10,697
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $14,303
-    10% Interest;  principal of $70,000;  convertible to common          44,077
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $25,923
-    10% Interest;  principal of $39,337;  convertible to common          22,236
     stock based on 60% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $17,101
-    5%  Interest;  principal  of $73,977;  monthly  payments of          63,901
     $4,387; convertible to common stock based on 70% of average price; due on 7/1/2009, net of unamortized discount related to the debt discount of $10,076
-    10% Interest;  principal of $39,048;  convertible to common          19,424
     stock based on 50% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $19,624
-    10% Interest;  principal of $10,000;  convertible to common           4,701
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $5,299
-    10% Interest;  principal of $15,000;  convertible to common           2,589
     stock based on 65% of average price; due on 10/29/2009, net of  unamortized  discount  related to the debt  discount of
     $12,411

-    10% Interest;  principal of $50,240;  convertible to common          26,352
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $23,888
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                          $566,942
                                                                        ========
SHORT TERM NOTES PAYABLE :
-    10% Interest;  principal of $50,000;  convertible to common          21,260
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $28,740
-    10% Interest;  principal of $50,000;  convertible to common          21,260
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $28,740
-    10% Interest;  principal of $15,000;  convertible to common           4,880
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $10,120
-    10% Interest;  principal of $10,000;  convertible to common           4,252
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $5,748
-    10% Interest;  principal of $20,500;  convertible to common          19,683
     stock based on 65% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $817
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE                                          $ 71,335
                                                                        ========

YEAR ENDED DECEMBER 31, 2008

     As of December 31, 2008, the Company's current assets were $165,941 and its current liabilities were $2,996,505, resulting in a working capital deficit of $2,830,564. As of December 31, 2008, current assets were comprised of (i) $1,567 in cash; (ii) $161,500 deposit on Wuhan Wufeng Machinery Company (iii) $2,874 in other current assets.

     As of  December  31,  2008,  current  liabilities  were  comprised  of  (i)
$2,137,962 in derivative liability; (ii) $566,942 in notes payable to stockholders and $71,335 in notes payable; (ii) $176,550 in accounts payable and accrued expenses and $43,716 of other amounts due to shareholders.

     As of December 31, 2008,  the Company's  total assets were $167,941 and its
total  liabilities  were  $2,996,505,   with  a  net  stockholder's  deficit  of
$2,828,564.

     For the year ended  December  31,  2008,  net cash flows used in  operating activities were ($469,654) compared to net cash flows used in operating activities of ($330,609), before the net cash used in and provided by discontinued operations, for the year ended December 31, 2007. The increase of $139,045 during the twelve-month period ended December 31, 2008 were primarily due an increasing usage of non-cash stock based for interest payment on debt, non-cash interest expense associated with beneficial conversion feature, impairment of goodwill as well as change in fair value of derivative liability.

     For the year ended December 31, 2008, net cash flows used in investing activities was $161,500 compared to net cash provided by investing activities of $0 during the year ended December 31, 2007. Cash outflows in 2008 were related to the acquisition of Wuhan Wufeng Machinery Company.

     For the twelve-month period ended December 31, 2008, net cash flows provided by financing activities was $599,852 compared to net cash flows provided by financing activities of $552,420 for the twelve-month period ended December 31, 2007. Cash inflows in 2008 consisted primarily of proceeds from the issuance of common stock and notes payable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our financial statements and supplementary data may be found beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We conducted an evaluation under the supervision and with the participation of our management, including Kenneth Yeung, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008 that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and
     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control improvement which we had assessed as material weaknesses as of Dec. 31, 2007 during its assessment of our internal control over financial reporting as follows:

     a. We did not have formal policies governing certain accounting transactions and financial reporting procedures finalized as of December 31, 2007; and
     b. We did not have adequate segregation of duties that were mitigated over certain areas of our financial reporting process due to the size of the Company that we were on December 31, 2007.

     During 2008, we corrected deficiency described in subparagraph a, immediately above. However, we did not have adequate segregation of duties (see the deficiency described in subparagraph b, immediately above) that were mitigated over certain areas of our financial reporting process as of December 31, 2008, due to the lack of a sufficient number of employees to achieve proper segregation of duties.

     Management believes that some of the internal control deficiency has been corrected in the year of 2008. However, the second internal control deficiency will only be completely corrected if the company expands and has the capacity to adequately segregate the duties to mitigate risk in financial reporting. Expansion will depend mostly on the ability of management to begin operations and generate enough income to warrant growth in personnel.

     We did not have effective comprehensive entity-level internal controls specific to the structure of our board of directors and organization of critical committees. Due to our expected expansion, as disclosed in this Form 10-K, without correcting this significant deficiency and ensuring that our board of directors has the proper oversight and committees are properly established, the control environment in subsequent years may not be effective.

     We have engaged a regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer surmised that the Company has improved the effective internal control over financial reporting as of December 31, 2008.

MANAGEMENT'S REMEDIATION INITIATIVES

     We are in the further process of evaluating our material and significant deficiencies. We have already begun to remediate many of the deficiencies. However, others will require additional people, including adding to our board of directors, which will take longer to remediate.

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

     We believe that Remediation Initiatives Nos. 1-4, immediately above, have been at least partially, if not fully, implemented by the end of 2008. However, we will not be able to implement better segregation of duties, as described in Remediation Initiative No. 5, immediately above. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

POTENTIAL ISSUES

     Our subsidiaries currently operating in China also have to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. However, due to time differences, cultural differences, and differences in common business practices, documentation and testing of our internal controls overseas will be a longer and more difficult process. And as the Company continues to expand its foreign operations, compliance with SOX will pose as an even greater challenge.

CONCLUSION

     The above identified improvement, material weaknesses and deficiency did not result in material audit adjustments to our 2009 financial statements. However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

     In light of the identified material weaknesses, management, performed (1) significant additional substantive review of those areas described above, and
(2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     The changes noted above, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Subsequent to December 31, 2008, Mr. Sam Kan, Certified Public Accountant, replaced Mr. Clayton Lee as the accounting consultant acting as our accounting controller. Mr. Micky Lo, Certified Public Accountant, was also retained to assist the Company with certain accounting functions.

     This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

ITEM 9B. OTHER INFORMATION.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Our executive officers are elected by the board of directors and serve at the discretion of the board, subject to employment and/or consulting agreements described in Item 11, below. All of the current directors serve until the next annual shareholders' meeting or until their successors have been duly elected and qualified. The following table sets forth certain information regarding our current directors and executive officers:

IDENTITY OF DIRECTORS AND EXECUTIVE OFFICERS AS OF MARCH 31, 2009

    Name             Director Since     Age                     Position
    ----             --------------     ---                     --------
Kenneth Yeung*       April 13, 2007      53     President, Chief Executive Officer, Chief
                                                Financial Officer, Treasurer and Director
Peter Chin**         May 21, 2007        61     Secretary and Director

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

COMPENSATION OF DIRECTORS

     During 2008, we did not compensate our Directors for serving on our Board of Directors.

     During 2007, we issued 50,000 restricted shares of our Series D Preferred Stock one of our Directors, Peter Chin.

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

AUDIT COMMITTEE FINANCIAL EXPERT AND IDENTIFICATION OF AUDIT COMMITTEE

     Our board of directors acts as our audit committee. No member of our board of directors is an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-K promulgated under the Securities Act of 1933, as amended. Our board of directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert" would be outweighed by the costs of retaining such a person.

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

     Based on our review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that during the fiscal year ended
December 31, 2008, all the officers, directors and more than 10% beneficial owners have complied with the above described filing requirements, except for our two Directors, Peter Chin and Kenneth Yeung. Our President and a Director, Kenneth Yeung, inadvertently did not file a Form 4 in September 2008, covering his acquisition of 800,000 shares of our Series C Preferred Stock. However, Mr. Yeung subsequently filed a Form 5 on March 3, 2009, which included his acquisition of the 800,000 shares of Series C Preferred Stock. Mr. Yeung's late filing of his Form 5 was inadvertent. Mr. Peter Chin, Corporate Secretary and a Director, inadvertently did not file a Form 4 in connection with bona gifts of
(i) 35,000 shares of our Series D Preferred Stock in January 2008 and (ii) 15,000 of our Series D Preferred Stock in November 2008. Mr. Chin inadvertently did not file a Form 5 in February 2009, but subsequently filed his Form 5 on March 9, 2009, which included his dispositions of the 50,000 shares of Series D Preferred Stock.

CODE OF ETHICS

     The Company has adopted a Code of Ethics applicable to its employees and officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. The Code of Ethics will be provided free of charge by the Company to interested parties upon request. Requests should be made in writing and directed to the Company at the following address: 17800 Castleton Street, Suite 638, City of Industry, California 91748. A copy of the Code of Ethics was attached as Exhibit 14 to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2007.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate compensation paid by the Company to the above named executive officers and directors of the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE


                                                                         Non-Equity      Nonqualified
 Name and                                                                Incentive         Deferred
 Principal                                        Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)     Bonus($)    Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------     --------    ---------   ---------  ---------------   -----------   ---------------  ---------

Kenneth         2008   $180,000       $   0      $     0       $   0        $   0            $   0         $  6,584(1)    $186,584
Yeung,          2007   $100,000       $   0      $     0       $   0        $   0            $   0         $  3,096(2)    $103,096
President
and CEO

Peter Chin,     2008   $      0       $   0      $     0       $   0        $   0            $   0         $      0       $      0
Director        2007   $      0       $   0      $50,000(3)    $   0        $   0            $   0         $      0       $ 50,000

----------
(1) During the fiscal year ended December 31, 2008, Mr. Kenneth Yeung received cash salary of $180,000 and a car allowance of $6,584 (pursuant to his employment agreement with the Company).
(2) During the fiscal year ended December 31, 2007, Mr. Kenneth Yeung received cash salary of $100,000 and a car allowance of $3,096 (pursuant to his employment agreement with the Company).
(3) On December 12, 2007, the Company issued 50,000 shares of Series D Preferred Stock to Mr. Peter Chin as compensation for serving as Corporate Secretary and Director of the Company during 2007.

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

          May -December 2007                  $12,500 per month
          January-December 2008               $15,000 per month
          January-December 2009               $17,500 per month
          January-April 2010                  $20,000 per month

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

OTHER CONTRACTS

     None.

OPTION/SAR GRANTS TABLE

     There were no stock options/SARS granted under the Company's stock option plans to executive officers and directors during fiscal 2008 or 2007.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     There were no exercises of stock options/SAR by executive officers during fiscal 2008 or 2007.

LONG-TERM INCENTIVE PLAN AWARDS

     There were no long-term incentive plan awards made in the last two fiscal years.

REPRICING OPTIONS

     During the fiscal year ended December 31, 2008, the Company did not reprice any stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     To our knowledge, the following table sets forth, as of March 31, 2009, information regarding the ownership of our common stock by:

     *    Persons who own more than 5% of our common stock
     *    each of our directors and each of our executive officers; and
     *    all directors and executive officers as a group.

(a) Security Ownership of Certain Beneficial Owners

     The Company has three (3) classes of voting securities outstanding (Common Stock, Series A Preferred Stock and Series C Preferred Stock). The following table sets forth security ownership information as of the close of business on March 31, 2009, for any person or group, known by the Company to own more than five percent (5%) of the Company's common stock and Series C Preferred Stock. No table is included for the Company's Series A Preferred Stock due to the fact that only 96 shares of same are outstanding and such shares represent a DE minimus number of votes that could be cast on any matter presented for a vote of stockholders.

                                                                       Amount and
                                                                       Nature of
     Name and Address                         Title Of                 Beneficial    Percent of
   of Beneficial Owner                          Class                    Owner          Class
   -------------------                          -----                    -----          -----
Kenneth Yeung                            Series C Preferred            1,000,000        100%(1)
17800 Castleton Street, Suite 638
City of Industry, CA 91748

----------
1. The Series C Preferred Stock has voting rights of 3,000 votes per share, so that Mr. Yeung has the right to vote 3,000,000,000 of the 4,043,897,6944 votes available to Mr. Yeung and the holders of our common stock, thereby giving Mr. Yeung controlling voting rights in the Company.

(b) Security Ownership of Management

     The following table sets forth security ownership information as of the close of business on March 31, 2009, of all directors and all executive officers listed in the "Summary Compensation Table" set forth herein, and all directors and executive officers as a group.

                                                                       Amount and
                                                                       Nature of
     Name and Address                             Title Of             Beneficial    Percent of
   of Beneficial Owner                              Class                Owner          Class
   -------------------                              -----                -----          -----

Kenneth Yeung                            Series C Preferred Stock      1,000,000       100.00%
17800 Castleton Street, Suite 638        Common Stock                          0            0%
City of Industry, CA 91748

Officers and Directors as a              Preferred Stock C             1,000,000       100.00%
 Group (1 person)                        Common Stock                          0            0%

(c) Securities Authorized for Issuance under Equity Compensation Plans: None.

     There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

ITEM 13. CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
         INDEPENDENCE.

     During 2008, the Company had no formal or standard compensation arrangement with members of its Board of Directors. During 2008 and as of the date of this annual report, the Company's two directors, Kenneth Yeung and Peter Chin, were and are not independent directors. As discussed under Item 2, above, on February 20, 2009, the Company entered into a sublease agreement with Allied Consultants, Inc., a company owned by Nelson Yeung, the brother of our President, Kenneth Yeung.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

     The Company has renewed the engagement of HJ Associates & Consultants, LLP to serve as the independent accounting firm responsible for auditing our financial statements for the fiscal year ended December 31, 2008.

     (1) Audit Fees. During the fiscal year ended December 31, 2008, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for 2008, was $36,000. During the fiscal year ended December 31, 2007, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB and for services provided in connection with the statutory and regulatory filings or engagements for 2007, was $70,434.

     (2) Audit-Related Fees. During fiscal years ended December 31, 2008 and 2007, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (1) above.

     (3) Tax Fees. Tax fees billed by HJ Associates & Consultants, LLP for 2008 and 2007: $3,463 and $817, respectively.

     (4) All Other Fees. None.

     (5) Audit Committee's Pre-Approval Policies and Procedures.

     Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Principal Accountants are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     * approved by our audit committee (which consists of our entire board of directors); or
     * entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

     The  board  of  directors   pre-approves  all  services   provided  by  our
independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

     The board of directors has considered the nature and amount of fees billed by our principal accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our principal accountants' independence.

     During the 2008 and 2007 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (a) (1) Financial Statements

          Financial statements for International Building Technologies Group, Inc. listed in the Index to Financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

     (a) (2) Financial Statement Schedule

          Financial Statement Schedule for International Building Technologies Group, Inc. listed in the Index to financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

     (a) (3) See the "Index to Exhibits" set forth below.

          (b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K

                                  EXHIBIT INDEX

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

3(i)(5)* Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of Nevada on July 17, 2007 (Exhibit 3 (i) (5) to the Company's form 10-KSB Annual Report for the Fiscal Year Ended December 31, 2007, filed with the Commission on April 3, 2008).

3(i)(6)* Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of Nevada on May 22, 2008, changing par value of common stock to $.00001 (Exhibit 3.1 to the Company's Quarterly Report for the Period Ended June 30, 2008, filed with the Commission on August 13, 2008).

3(i)(7)* Certificate of Amendment to Articles of Incorporation to change the total authorized shares and conversion terms of the Company's Series E Preferred Stock filed with the Secretary of State of Nevada on July 28, 2008 (Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the Period Ended June 30, 2008, filed with the Commission on August 13, 2008).

3(i)(8)* Certificate of Amendment to Articles of Incorporation to change the total authorized capital stock of the Company filed with the Secretary of State of Nevada on August 11, 2008 (Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the Period Ended June 30, 2008, filed with the Commission on August 13, 2008).

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

4(iii)* Certificate of Amendment to Certificate of Designation of Series B Preferred Stock of the Company filed with the Secretary of State of Nevada on May 30, 2007 (Exhibit 4 (iii) to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2007, filed with the Commission on April 3, 2008).

4(iv)* Certificate of Amendment to Certificate of Designation of Series C Preferred Stock of Company filed with the Secretary of State of Nevada on May 30, 2007 (Exhibit 4 (iv) to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2007, filed with the Commission on April 3, 2008).

4(v)* Certificate of Amendment to Certificate of Designation of Series D Preferred Stock of the Company filed with the Secretary of State of Nevada on December 10, 2007 (Exhibit 4 (v) to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2007, filed with the Commission on April 3, 2008).

4(vi)* Certificate of Designation of Series E Preferred Stock of the Company filed with the Secretary of State of Nevada on December 10, 2007 (Exhibit 4 (vi) to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2007, filed with the Commission on April 3, 2008).

4(vii)* Certificate of Designation of Series F Preferred Stock of the Company filed with the Secretary of State of Nevada on April 23, 2008 (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the Period Ended June 30, 2008, filed with the Commission on August 13, 2008).

4(viii)* Amendment to Certificate of Designation After Issuance of Class or Series to change the total authorized shares and conversion terms of the Company's Series E Preferred Stock filed with the Secretary of State of Nevada on August 28, 2008 (Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the Period Ended June 30, 2008, filed with the Commission on August 13, 2008).

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

10.6* Amendment to Asset Sale and Purchase Agreement by and between the Company and Suining Yinfa Construction and Engineering, Ltd., executed on December 5, 2007 (Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Commission on April 29, 2008).

10.7* Rescission to the Asset Sale and Purchase Agreement by and between the Company and Suining Yinfa Construction and Engineering, Ltd., executed on April 23, 2008 (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on April 29, 2008).

10.8* Amendment dated September 25, 2007, to the Stock Sale and Purchase Agreement by and between Axia Group, Inc. and the Company (Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 28, 2007).

10.9* Twelve Month Convertible Note Amendment dated March 14, 2007 (Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on March 27, 2007).

10.10* Employment Agreement between the Company and Kenneth Yeung dated May 21, 2007, effective May 1, 2007 (Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2007, filed with the Commission on April 3, 2008).

10.11*         The Company's 2007 Consultants Retainer Stock Plan No. 3 (Exhibit
               4.1 to Registration Statement on Form S-8 filed with the Commission on December 13, 2007).

10.12* Stock Sale and Purchase Agreement by and between the Company and Wuhan Intepower Co., Ltd., executed on April 17, 2008 (Exhibit
               10.1 to the Company's Current Report on Form 8-K, filed with the Commission on April 21, 2008)

10.13* English Translation of the Approval of Wuhan Bureau of Commerce on Issues Concerning Mergers & Acquisitions of Wuhan Wufeng
               Machinery Manufacturing Co., Ltd., by Foreign investors and Establishing Enterprises with Foreign Investment (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Period Ended June 30, 2008, filed with the Commission on August 13, 2008).

14* Code of Ethics (Exhibit 14 to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2007, filed with the Commission on April 3, 2008).

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

                                 International Building Technologies Group, Inc.


Dated: April 15, 2009                 /s/ Kenneth Yeung
                                      -----------------------------------------
                                 By:  Kenneth Yeung
                                 Its: President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: April 15, 2009                /s/  Kenneth Yeung
                                      -----------------------------------------
                                 By:  Kenneth Yeung
                                 Its: President, Chief Executive Officer, Chief
                                      Financial Officer and Director (Principal
                                      Executive Officer and Principal Financial
                                      Officer and Principal Accounting Officer))


Dated: April 15, 2009                 /s/ Peter Chin
                                      -----------------------------------------
                                 By:  Peter Chin
                                 Its: Corporate Secretary and Director

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           DECEMBER 31, 2007 AND 2006

                                    CONTENTS


Report of Independent Registered Public Accounting Firm ...................  F-2

Consolidated Balance Sheets ...............................................  F-3

Consolidated Statements of Operations .....................................  F-5

Consolidated Statements of Stockholders' Equity (Deficit) .................  F-7

Consolidated Statements of Cash Flows .....................................  F-8

Notes to the Consolidated Financial Statements ............................  F-9

             Report of Independent Registered Public Accounting Firm


To the Board of Directors of
International Building Technologies Group, Inc.
and Subsidiaries
(A Development Stage Company)
City of Industry, California

We have audited the accompanying consolidated balance sheets of International Building Technologies Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2008 and 2007 and since re-entering the development stage on April 1, 2007 through December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Building Technologies Group, Inc. and Subsidiaries (A Development Stage Company) as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended and since re-entering the development stage on April 1, 2007 through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of International Building Technologies Group, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2008, and accordingly, we do not express an opinion thereon.

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


/s/ HJ Associates & Consultants, LLP
-------------------------------------------
HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 13, 2009

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                  December 31,      December 31,
                                                     2008              2007
                                                  ----------        ----------
                     ASSETS
Cash                                              $    1,567        $   32,970
Deposit on Wuhan Wufeng Machinery Company            161,500                --
Deposit on Suining Rosetop Project                        --           350,000
Other current assets                                   2,874             1,765
                                                  ----------        ----------
Total current assets                                 165,941           384,735
                                                  ----------        ----------

Fixed assets, net of depreciation                         --             2,766
Other assets                                           2,000             5,380
Goodwill                                                  --         1,303,277
                                                  ----------        ----------

Total assets                                      $  167,941        $1,696,158
                                                  ==========        ==========


       See accompanying footnotes to the consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                                        December 31,      December 31,
                                                                                           2008              2007
                                                                                        -----------       -----------
                  LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY

LIABILITIES
  Accounts payable and accrued expenses                                                 $   176,550       $    40,825
  Accrued expenses - related parties                                                         43,716            77,426
  Derivative Liability                                                                    2,137,962                --
  Notes payable, net                                                                         71,335                --
  Notes payable to shareholders, net                                                        566,942           135,253
                                                                                        -----------       -----------
      Total current liabilities                                                           2,996,505           253,504
                                                                                        -----------       -----------

Long term notes payable, net                                                                     --           115,834
Long term notes payable to shareholders, net                                                     --            23,103
                                                                                        -----------       -----------
      Total long term liabilities                                                                --           138,937
                                                                                        -----------       -----------
      Total liabilities                                                                   2,996,505           392,441
                                                                                        -----------       -----------
COMMITMENT & CONTINGENCY                                                                         --                --

MINORITY INTEREST                                                                                --                --

STOCKHOLDERS' (DEFICIT) EQUITY
  Preferred A stock, $250 par value, 10,000 shares authorized;
   96 shares issued and outstanding                                                          24,000            24,000
  Preferred C stock, no par value, 1,000,000 shares authorized;
   1,000,000 and 200,000 shares issued and outstanding                                        1,000               200
  Preferred D stock,  $.001 par value, 10,000,000 shares authorized;
   35,000 and 50,000 shares issued and outstanding                                               35                50
  Preferred E stock, $.001 par value, 50,000,000 shares authorized;
   28,000 and 350,000 shares issued and outstanding                                              25               350
  Preferred F stock, $.001 par value, 3,000,000 shares authorized;
   20,000 and 0 shares issued and outstanding                                                    20                --
  Common stock; $.00001 par value, 1,950,000,000 shares authorized;
   747,853,494 and 68,198,914 issued and outstanding                                          7,478               682
  Additional paid-in capital                                                              8,556,173         7,853,981
  Accumulated deficit - Prior to reentering development stage                            (5,534,336)       (5,534,336)
  Accumulated deficit - From inception of reentering development stage on 4/1/2007       (5,882,785)       (1,041,137)
  Other comprehensive income                                                                   (174)              (73)
                                                                                        -----------       -----------
      Total stockholders' (deficit) equity                                               (2,828,564)        1,303,717
                                                                                        -----------       -----------

Total liabilities and stockholders' (deficit) equity                                    $   167,941       $ 1,696,158
                                                                                        ===========       ===========


       See accompanying footnotes to the consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               Cumulative Since
                                                           Year Ended December 31,               Reentering
                                                     ---------------------------------        Development Stage
                                                        2008                  2007           4/1/2007 - 12/31/08
                                                     -----------           -----------       -------------------
Retail sales                                         $        --           $        --           $        --
Cost of sales                                                 --                    --                    --
                                                     -----------           -----------           -----------
Revenues                                                      --                    --                    --
                                                     -----------           -----------           -----------
Operating expenses:
  Selling, general and administrative                    601,350               666,607             1,267,957
  Depreciation and amortization                        1,303,431                 3,504             1,306,935
                                                     -----------           -----------           -----------
Total operating expenses                               1,904,781               670,111             2,574,892
                                                     -----------           -----------           -----------
Operating loss                                        (1,904,781)             (670,111)           (2,574,892)
                                                     -----------           -----------           -----------
Other income (expense):
  Interest income                                             17                   357                   374
  Interest expense                                      (705,535)             (309,585)           (1,096,318)
  Lost on settlement                                     (23,500)                   --               (23,500)
  Loss on Investment                                     (35,000)                   --               (35,000)
  Gain/(Loss) on extinguishment of debt                      943               (70,843)               11,297
  Change in fair value of derivative liability        (2,137,962)                   --            (2,137,962)
  Minority interest in net loss of subsidiary                 --                15,000                15,000
  Other income (expense)                                     759                 3,050                 3,810
                                                     -----------           -----------           -----------
Total other income (expense)                          (2,897,713)             (362,021)           (3,259,734)
                                                     -----------           -----------           -----------
Loss from continuing operations                      $(4,802,494)          $(1,032,132)          $(5,834,626)
                                                     -----------           -----------           -----------

       See accompanying footnotes to the consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (CONTINUED)

                                                                                            Cumulative Since
                                                         Year Ended December 31,               Reentering
                                                    ---------------------------------      Development Stage
                                                        2008                2007          4/1/2007 - 12/31/08
                                                    -------------       -------------     -------------------
Loss from continuing operations                     $  (4,802,494)      $  (1,032,132)       $  (5,834,626)
                                                    -------------       -------------        -------------
Discontinued operations:
  Loss from operations of discontinued business                --            (199,378)             (20,063)
  Income on disposal of assets                                 --              70,728               61,058
                                                    -------------       -------------        -------------
(Loss) Income on discontinued operations                       --            (128,650)              40,995
                                                    -------------       -------------        -------------
Net loss                                               (4,802,494)         (1,160,782)          (5,793,631)

Preferred dividend                                        (39,154)            (50,000)             (89,154)
                                                    -------------       -------------        -------------
Net loss attributable to common shareholders           (4,841,648)         (1,210,782)          (5,882,785)
                                                    -------------       -------------        -------------
Other comprehensive income
  Foreign Currency Translation                               (101)                (73)                (174)
                                                    -------------       -------------        -------------
  Comprehensive loss                                $  (4,841,749)      $  (1,210,855)       $  (5,882,959)
                                                    =============       =============        =============

Net loss per common share - basic and diluted
  Continuing operations                             $       (0.01)      $       (0.04)
                                                    =============       =============
  Discontinued operations                           $          --       $       (0.01)
                                                    =============       =============
  Net loss per common share                         $       (0.01)      $       (0.05)
                                                    =============       =============

Weighted average common shares outstanding:
  Basic and Diluted                                   357,392,888          23,586,631
                                                    =============       =============

       See accompanying footnotes to the consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Preferred Stock A            Preferred Stock C           Preferred Stock D
                                                    Shares          Amount        Shares         Amount       Shares         Amount
                                                    ------          ------        ------         ------       ------         ------
BALANCE, DECEMBER 31, 2006                              96       $    24,000       200,000    $       200          --      $     --
                                                   =======       ===========    ==========    ===========   =========      ========
2007
Proceeds from stock subscriptions receivable
Preferred stock D issued for services                                                                          50,000            50
Preferred stock E issued for repayment of debt
Common stock issued for services
Common stock issued for repayment of debt
Common stock issued for stock option grants
Common stock issued for asset purchase
Sale of stock for cash
Capital infusion
Warrant options
Beneficial conversion feature
Preferred Dividend
Other comprhensive income (loss)
Net loss
                                                   -------       -----------    ----------    -----------   ---------      --------
BALANCE, DECEMBER 31, 2007                              96       $    24,000       200,000    $       200      50,000      $     50
                                                   =======       ===========    ==========    ===========   =========      ========
2008
Common stock issued for services
Common stock issued for repayment of debt
Common stock issued for settlement
Sale of stock for cash                                                             800,000            800
Receipt of stock for cancelation of investment
Common stock issued for preferred stock                                                                       (15,000)          (15)
Beneficial conversion feature
Preferred Dividend
Stock offering cost
Other comprhensive income (loss)

ACCUMULATED DEFICIT AFTER REENTERING DEVELOPMENT
 STAGE ON 4/1/2007 TO 12/31/07

Net loss
                                                   -------       -----------    ----------    -----------   ---------      --------
BALANCE, DECEMBER 31, 2008                              96       $    24,000     1,000,000    $     1,000      35,000      $     35
                                                   =======       ===========    ==========    ===========   =========      ========

                                                       Preferred Stock E            Preferred Stock F              Common Stock
                                                     Shares         Amount       Shares        Amount          Shares       Amount
                                                     ------         ------       ------        ------          ------       ------

BALANCE, DECEMBER 31, 2006                                --       $    --          --      $       --       2,979,355     $     27
                                                   =========       =======    ========      ==========    ============     ========
2007
Proceeds from stock subscriptions receivable
Preferred stock D issued for services
Preferred stock E issued for repayment of debt       350,000           350
Common stock issued for services                                                                            25,644,210          258
Common stock issued for repayment of debt                                                                   17,908,788          180
Common stock issued for stock option grants                                                                    478,721            5
Common stock issued for asset purchase                                                                      20,000,000          200
Sale of stock for cash                                                                                       1,187,840           12
Capital infusion
Warrant options
Beneficial conversion feature
Preferred Dividend
Other comprhensive income (loss)
Net loss
                                                   ---------       -------    --------      ----------    ------------     --------
BALANCE, DECEMBER 31, 2007                           350,000       $   350          --      $       --      68,198,914     $    682
                                                   =========       =======    ========      ==========    ============     ========
2008
Common stock issued for services                                                                            42,577,182          425
Common stock issued for repayment of debt                                                                  434,791,958        4,348
Common stock issued for settlement                                                                           3,000,000           30
Sale of stock for cash                                                          20,000              20     161,673,076        1,617
Receipt of stock for cancelation of investment      (315,000)         (315)
Common stock issued for preferred stock              (10,500)          (10)                                 37,612,243          376
Beneficial conversion feature
Preferred Dividend
Stock offering cost
Other comprhensive income (loss)

ACCUMULATED DEFICIT AFTER REENTERING DEVELOPMENT
 STAGE ON 4/1/2007 TO 12/31/07

Net loss
                                                   ---------       -------    --------      ----------    ------------     --------
BALANCE, DECEMBER 31, 2008                            24,500       $    25      20,000      $       20     747,853,373     $  7,478
                                                   =========       =======    ========      ==========    ============     ========

                                                                                                         Accumulated
                                                                                                        Deficit Prior
                                                                                         Stock          to Reentering
                                                       Paid-In          Stock        Subscriptions      Development
                                                       Capital         Payable         Receivable          Stage
                                                       -------         -------         ----------          -----

BALANCE, DECEMBER 31, 2006                         $  4,636,701      $    --        $     (1,305)     $  (5,364,691)
                                                   ============      =======        ============      =============
2007
Proceeds from stock subscriptions receivable              3,070                            1,305
Preferred stock D issued for services                    49,950
Preferred stock E issued for repayment of debt          349,650
Common stock issued for services                        329,044
Common stock issued for repayment of debt               154,289
Common stock issued for stock option grants              30,693
Common stock issued for asset purchase                1,299,800
Sale of stock for cash                                   25,827
Capital infusion                                             --
Warrant options                                         128,931
Beneficial conversion feature                           846,026
Preferred Dividend
Other comprhensive income (loss)
Net loss                                                                                                   (169,645)
                                                   ------------      -------        ------------      -------------
BALANCE, DECEMBER 31, 2007                         $  7,853,981      $    --        $         --      $  (5,534,336)
                                                   ============      =======        ============      =============
2008
Common stock issued for services                         75,924
Common stock issued for repayment of debt               344,981
Common stock issued for settlement                       13,470
Sale of stock for cash                                  197,183
Receipt of stock for cancelation of investment
Common stock issued for preferred stock                (301,459)
Beneficial conversion feature                           429,793
Preferred Dividend
Stock offering cost                                     (57,700)
Other comprhensive income (loss)

ACCUMULATED DEFICIT AFTER REENTERING DEVELOPMENT
 STAGE ON 4/1/2007 TO 12/31/07

Net loss
                                                   ------------      -------        ------------      -------------
BALANCE, DECEMBER 31, 2008                         $  8,556,173      $    --        $         --      $  (5,534,336)
                                                   ============      =======        ============      =============

                                                         Accumulated
                                                        Deficit After
                                                         Reentering
                                                      Development Stage
                                                         on 4/1/2007          Total
                                                         -----------          -----

BALANCE, DECEMBER 31, 2006                             $         --      $  (705,068)
                                                       ============      ===========
2007
Proceeds from stock subscriptions receivable                                   4,375
Preferred stock D issued for services                                         50,000
Preferred stock E issued for repayment of debt                               350,000
Common stock issued for services                                             329,302
Common stock issued for repayment of debt                                    154,469
Common stock issued for stock option grants                                   30,698
Common stock issued for asset purchase                                     1,300,000
Sale of stock for cash                                                        25,839
Capital infusion                                                                  --
Warrant options                                                              128,931
Beneficial conversion feature                                                846,026
Preferred Dividend                                          (50,000)         (50,000)
Other comprhensive income (loss)                                (73)             (73)
Net loss                                                   (991,137)      (1,160,782)
                                                       ------------      -----------
BALANCE, DECEMBER 31, 2007                             $ (1,041,210)     $ 1,303,717
                                                       ============      ===========
2008
Common stock issued for services                                              76,349
Common stock issued for repayment of debt                                    349,329
Common stock issued for settlement                                            13,500
Sale of stock for cash                                                       199,620
Receipt of stock for cancelation of investment                                  (315)
Common stock issued for preferred stock                                     (301,109)
Beneficial conversion feature                                                429,793
Preferred Dividend                                          (89,154)         (89,154)
Stock offering cost                                                          (57,700)
Other comprhensive income (loss)                               (174)            (174)

ACCUMULATED DEFICIT AFTER REENTERING DEVELOPMENT
 STAGE ON 4/1/2007 TO 12/31/07                                             1,041,210

Net loss                                                 (5,793,631)      (5,793,631)
                                                       ------------      -----------
BALANCE, DECEMBER 31, 2008                             $ (5,882,959)     $(2,828,564)
                                                       ============      ===========

       See accompanying footnotes to the consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             Cumulative Since
                                                                        Year Ended December 31,                 Reentering
                                                                   ---------------------------------         Development Stage
                                                                      2008                  2007          4/1/2007 - 12/31/2008
                                                                   -----------           -----------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                              $(4,841,648)          $(1,032,132)          $(5,873,780)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                          155                 3,505                 3,660
     Impairment of goodwill                                          1,303,277                    --             1,303,277
     Amortization of debt discounts                                     44,926                84,007               128,933
     Amortization of expenses paid with common stock                        --                    --
     Gain on extinguishment of debt                                         --               (70,843)              (70,843)
     Loss on Investment in Rosetop Project                              35,000                    --                35,000
     Interest expense associated with beneficial
      conversion feature                                               565,896               283,921               849,817
     Change in fair value of derivative liability                    2,137,962                    --             2,137,962
     Director stock based compensation                                      --                50,000                50,000
     Common stock issued for services                                   76,350               318,169               394,519
     Common stock issued for settlement                                 13,500                    --                13,500
     Gain on disposal of equipment                                      (2,565)                   --                (2,565)
     Minority interest in net loss of subsidiary                            --               (15,000)              (15,000)
  Changes in assets and liabilities:
     Prepaid expenses and other assets                                   2,271                (3,605)               (1,334)
     Accounts payable and accrued expenses                             195,222                51,369               266,591
        Net cash used in continuing operations                        (469,654)             (330,609)             (780,263)
                                                                   -----------           -----------           -----------
        Net income (loss) from discontinued operations                      --              (128,650)               40,995
        Net cash provided by (used in) discontinued operations              --               (82,318)              (83,796)
                                                                   -----------           -----------           -----------
        Net cash used in operating activities                         (469,654)             (541,577)             (823,064)
                                                                   -----------           -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on investment                                               (161,500)                   --              (161,500)
        Net cash used in continuing operations                        (161,500)                   --              (161,500)
                                                                   -----------           -----------           -----------
        Net cash provided by discontinued operations                        --                15,000                    --
                                                                   -----------           -----------           -----------
        Net cash provided by in investing activities                  (161,500)               15,000              (161,500)
                                                                   -----------           -----------           -----------

       See accompanying footnotes to the consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                                      Cumulative Since
                                                                 Year Ended December 31,                 Reentering
                                                            ---------------------------------         Development Stage
                                                               2008                  2007          4/1/2007 - 12/31/2008
                                                            -----------           -----------      ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                          --                80,000                80,000
  Proceeds from notes payable                                   414,500               456,000               668,030
  Repayments of notes payable                                   (14,448)              (20,000)              (34,448)
  Proceeds from issuance of preferred stock                      20,800                    --                20,800
  Proceeds from issuance of common stock                        179,000                25,839               180,464
  Proceeds from issuance of common stock for
   asset purchase                                                    --                 6,206                 6,206
  Proceeds from exercise of stock options                            --                 4,375                 4,375
                                                            -----------           -----------           -----------
        Net cash provided by financing activities               599,852               552,420               925,427
                                                            -----------           -----------           -----------

Effect of exchange rate changes on cash                            (101)                  (73)                 (174)

Cash and cash equivalents:
  Increase (decrease) in cash                                   (31,403)               25,770               (59,311)
  CASH, beginning of period                                      32,970                 7,200                60,878
                                                            -----------           -----------           -----------
  CASH, end of period                                       $     1,567           $    32,970           $     1,567
                                                            ===========           ===========           ===========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                    $       923           $        --           $       923
                                                            ===========           ===========           ===========
  Cash paid for income taxes                                $        --           $        --           $        --
                                                            ===========           ===========           ===========

Non-cash discontinued operation activities:
  Employee stock based compensation                         $        --           $        --           $    30,698
  Issuance of common stock for debt                         $   352,826           $        --           $   389,360
Non-cash financing and investing activities:
  Issuance of note for accrued expenses                     $   157,228           $    17,436           $   201,026
  Issuance of common stock for services                     $    76,350           $    65,321           $    76,350
  Issuance of common stock for payment of debt              $   349,329           $    55,534           $   444,828
  Issuance of common stock for settlement                   $    13,500           $        --           $    13,500
  Issuance of Preferred E Stock for deposit
   on the Rosetop Project                                   $        --           $   350,000           $   350,000
  Cancelation of Rosetop project and related
   Preferred E Stock                                        $  (315,000)          $        --           $  (315,000)
  Issuance of common stock for Purchase of Company          $        --           $        --           $ 1,300,000

       See accompanying footnotes to the consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

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

DORMANT SUBSIDIARIES:

     *    Scottsdale Diecast, Inc. - a Nevada Corporation
     *    Quadriga Motorsports, Inc. - a Nevada Corporation

Currently the Company is focusing its attention on the rapidly growing and developing China market through its subsidiaries. The Company owns the rights to manufacture and sell light weight building panels used in construction all over the world. The building panels can be used in a variety of ways to erect buildings up to six stories tall without the need of a traditional wood or steel frame structure. It is also versatile in its use and can be used to create unique architectural design elements. Management believes that the Company's panel based building technology allows for the rapid, cost effective construction of residential, commercial, and high-rise buildings utilizing materials that are greater in strength and appearance, economical and eco-friendly. Based on standard building codes prescribed by authorities worldwide, the Company's technology will meet and exceed the minimum requirements. The Company also provides customers with architectural design, panel supply, installation supervision, engineering, training, and technical support. IBT Hong Kong has contractual rights and business relationships to do business in China.

The Company had offices in Alameda, CA, and Shanghai, China in 2007. In December, 2008, the Company closed the office in Shanghai, China. In January, 2009, the Company closed the office in Alameda, CA and they moved to City of Industry, CA.

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

RECLASSIFICATION

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly-liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2008 and 2007.

FIXED ASSETS

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of three to five years. Leasehold improvements are being depreciated over the term of the lease, excluding option periods. When assets are disposed of, the cost and accumulated depreciation (net book value of the assets) are eliminated and any resultant gain or loss reflected accordingly. Upgrades and improvements are capitalized over their estimated useful lives whereas repairs and maintenance expenditures on the assets are charged to expense as incurred. Please see Note 4 - Fixed Assets for further detail. Total depreciation expense was $155 and $3,504 for the years ended December 31, 2008 and 2007, respectively. The costs and accumulated depreciation of assets retired, sold, or otherwise disposed of were eliminated from the accounts and any resulting gain or loss was credited or charged to income, or applied to equity, as appropriate.

INTANGIBLE ASSETS

The license agreement was abandoned in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" and consequently the remaining value of the asset was fully amortized as of December 31, 2008 and December 31, 2007.

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

GOODWILL

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. As of December 31, 2007, the Company's annual goodwill impairment test did not identify any impairment in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." As of December 31, 2008, the management has identified the impairment of the goodwill because of the business plans have not been carried out in a timely manner. The impairment was evaluated as $1,303,277 for the year ended December 31, 2008.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for the nine months ended December 31, 2008 and 2007(denoted in Hong Kong dollars per one U.S. dollar):

                                                               2008       2007
                                                               ----       ----

Current exchange rate at December 31, HKD                     7.7507     7.7984

Weighted average exchange rate for the period since
the acquisition HKD of the subsidiary May 2, 2007
to December 31, 2007                                             N/A     7.7976

Average exchange rate for the year ended December 31, 2008    7.7874        N/A

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

EARNINGS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. As the Company incurred net losses for the years ended December 31, 2008 and 2007, common stock equivalents were excluded from diluted net loss per share as their effect would be anti-dilutive. As a result, for all periods presented, the Company's basic and diluted net loss per share is the same.

STOCK-BASED COMPENSATION

In December 2004, the FASB issued Statements of Financial Accounting Standards No. 123-R, "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) replaces Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and supersedes the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). FAS 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense. The Company's stock options awarded to employees contain a variable exercise price that is dependent upon the market price of the Company's common stock at the date of exercise and, therefore, are accounted for as variable awards. During the years ended December 31, 2008 and December 31, 2007, the Company recognized $0 and $30,698, respectively, of compensation expense associated with stock-based compensation. Under FAS 123(R), the expense recognition for variable awards is the same under the intrinsic value and the fair value methods. Accordingly, the pro forma disclosures required under FAS 123 are not applicable.

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

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

CHANGE IN PAR VALUE

On May 22, 2008, the Company amended the articles of incorporation by adjusting the par value of the common stock from $0.001 to $0.00001. All shareholder equity accounts have been restated to reflect the adjustment to the par value as of the earliest date presented in the financial statements.

On August 11, 2008, the Company amended Preferred D stock and Preferred E stock by increasing the authorized shares to 50,000,000 shares and amending the par value of the preferred stocks to $0.001.

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. As of December 31, 2008, the Company has incurred net losses from operations prior to reentering the development stage and has a stockholders' deficit of $5,534,336. Since the inception of reentering the development stage on April 1, 2007, the Company has a stockholders' deficit of $5,882,785 as of December 31, 2008. The Company has a working capital deficit of $2,830,564 as of December 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

During the next 12 months, the Company's foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business ventures. The Company may experience a cash shortfall and be required to raise additional capital. Historically, it has relied upon internally generated funds and funds from the sale of shares of

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

stock and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company's stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company's failure to do so could have a material and adverse affect upon it and its shareholders. However, the Company is strategically positioning itself with contracts and business ventures that can significantly contribute to its bottom line and the continuous development of its panel business as evidenced by the signed memorandums of understanding with the Suijiang Government. On April 17, 2008, the Company signed a definitive Stock Sale and Purchase Agreement (SPA), with Wuhan Intepower Co., Ltd., ("Intepower") to acquire 92% of its subsidiary, Wuhan Wufeng Machinery Manufacturing Co., Ltd. ("Machinery Company") located in Wuhan, Hubei province of China. Based on the final draft of the audited financials, the Machinery Company reported assets of US $5.3 million and revenues of approximately US $3,800,000 for the fiscal year 2007. Once the acquisition is completed, revenues of the Machinery Company will be consolidated with the Company's financial records and this consolidation should result in the Company reporting a profit in the year of 2009.

NOTE 4: FIXED ASSETS

Fixed assets consist of the following:

                                               12/31/2008          12/31/2007
                                               ----------          ----------

Furniture, fixtures and equipment (at cost)     $     --           $  6,270
Less accumulated depreciation                         --             (3,504)
                                                --------           --------
Fixed assets, net                               $     --           $  2,766
                                                ========           ========

The Company disposed all the fixed office equipment and furniture in Shanghai office in exchange for two months rent in 2008. The gain on disposal of the equipment and furniture was $2,565 for the year ended December 31, 2008.

Depreciation expense for continuing operations for the years ended December 31, 2008 and 2007 was $155 and $3,504, respectively. Total depreciation expense, including depreciation expense on discontinued operations, was $0 and $4,495 for the years ended December 31, 2008 and 2007, respectively.

NOTE 5: INTANGIBLE ASSETS

During January 2007, the Company sold it's website along with other assets held for sale for $15,000 cash. The website had a carrying value of $8,478. The gain on sale of the website and other assets is included in the Consolidated Statement of Operations under the caption "Income on disposal of assets."

During 2005, the Company acquired a license for the exclusive rights to produce and distribute a high performance brake fluid. This license was capitalized at the cost of $15,000 and was being amortized over its contractual life of 5 years. Due to the change in business from the motor sports industry to the manufacturing of light weight building panels the asset was abandoned in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." This change resulted in the $10,750 carrying value of the asset to be fully amortized in 2007.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

NOTE 6:  NOTES PAYABLE & Debt Discounts

The chart below summarizes the Notes Payable & Debt Discounts of the Company as of December 31, 2008. This chart is to be reviewed in conjunction with the details following the chart.

Terms                                                                     Amount
-----                                                                     ------
SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:
-    10% Interest;  principal of $10,000;  convertible to common           4,571
     stock based on 60% of average price;  due on 9/3/2009,  net of  unamortized  discount  related to the debt  discount of
     $5,429
-    10% Interest; principal of $115,878;  convertible to common          84,028
     stock based on 50% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $31,850
-    10% Interest;  principal of $11,000;  convertible to common           3,311
     stock based on 60% of average price; due on 10/9/2009,  net of  unamortized  discount  related to the debt  discount of
     $7,689
-    10% Interest;  principal of $31,925;  convertible to common          31,925
     stock based on 60% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0
-    10% Interest;  principal of $13,735;  convertible to common          12,826
     stock based on 60% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $909
-    10% Interest;  principal of $12,500;  convertible to common           6,119
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $6,381
-    10% Interest;  principal of $15,000;  convertible to common           6,247
     stock based on 60% of average price;  due on 8/1/2009,  net of  unamortized  discount  related to the debt  discount of
     $8,753
-    10% Interest;  principal of $32,016;  convertible to common          21,870
     stock based on 50% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $10,146
-    10% Interest;  principal of $64,810;  convertible to common          50,788
     stock based on 50% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $14,022
-    10% Interest;  principal of $10,642;  convertible to common           5,328
     stock based on 50% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $5,314
-    10% Interest;  principal of $9,458;  convertible  to common           6,353
     stock based on 60% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $3,105
-    10% Interest;  principal of $37,133;  convertible to common          25,712
     stock based on 60% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $11,421
-    10% Interest;  principal of $5,000;  convertible  to common           1,768
     stock based on 65% of average price; due on 10/28/2009, net of  unamortized  discount  related to the debt  discount of
     $3,232
-    10% Interest;  principal of $10,000;  convertible to common           4,270
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $5,730
-    10% Interest;  principal of $78,324;  convertible to common          77,774
     stock based on 75% of average price; due on 6/30/2009,  net of unamortized  discounted  related to the debt discount of
     $550
-    10% Interest;  principal of $13,000;  convertible to common           5,414
     stock based on 60% of average price;  due on 8/1/2009,  net of  unamortized  discount  related to the debt  discount of
     $7,586
-    10% Interest;  principal of $7,209;  convertible  to common           4,174
     stock based on 60% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $3,035
-    10% Interest;  principal of $23,847;  convertible to common          11,581
     stock based on 60% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $12,266
-    10% Interest;  principal of $20,000;  convertible to common           8,906
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $11,094
-    10% Interest;  principal of $25,000;  convertible to common          10,697
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $14,303
-    10% Interest;  principal of $70,000;  convertible to common          44,077
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $25,923

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

-    10% Interest;  principal of $39,337;  convertible to common          22,236
     stock based on 60% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $17,101
-    5%  Interest;  principal  of $73,977;  monthly  payments of          63,901
     $4,387; convertible to common stock based on 70% of average price; due on 7/1/2009, net of unamortized discount related to the debt discount of $10,076
-    10% Interest;  principal of $39,048;  convertible to common          19,424
     stock based on 50% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $19,624
-    10% Interest;  principal of $10,000;  convertible to common           4,701
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $5,299
-    10% Interest;  principal of $15,000;  convertible to common           2,589
     stock based on 65% of average price; due on 10/29/2009, net of  unamortized  discount  related to the debt  discount of
     $12,411
-    10% Interest;  principal of $50,240;  convertible to common          26,352
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $23,888
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                          $566,942
                                                                        ========
SHORT TERM NOTES PAYABLE :
-    10% Interest;  principal of $50,000;  convertible to common          21,260
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $28,740
-    10% Interest;  principal of $50,000;  convertible to common          21,260
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $28,740
-    10% Interest;  principal of $15,000;  convertible to common           4,880
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $10,120
-    10% Interest;  principal of $10,000;  convertible to common           4,252
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $5,748
-    10% Interest;  principal of $20,500;  convertible to common          19,683
     stock based on 65% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $817
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE                                          $ 71,335
                                                                        ========

SHORT TERM NOTE PAYABLE - SHAREHOLDERS

On January 22, 2008, the Company converted $40,000 in accounts payable into two no interest bearing $40,000 Promissory Note, $20,000 each, with monthly payments of $3,000 on each note to be paid no later than August 1, 2008. The maturity date of the note has been extended until December 31, 2008. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversions so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible features of this note, a debt discount of $40,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and was fully amortized as of the second quarter 2008. Had the two notes included a fair market value interest rate, the interest amount would be immaterial and therefore the Company chose not to apply APB No.21 treatment to this transaction. During the fiscal year, the note Holders converted a total of $40,000 or $20,000 each of the principal payments. As of December 31, 2008, the balance of the two notes was $0 each.

On September 3, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than September 3, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest five closing bid prices in the past 10 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

the convertible feature of this note, a debt discount of $8,056 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $2,626 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. The balance of the note is $4,571 as of December 31, 2008.

On May 21, 2007 the Company entered into a $122,500 Secured Promissory Note at the rate of 11% per annum due March 20, 2008. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $130,735. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. In relation to the convertible feature of this note, a debt discount of $82,976 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $43,067 for the year ended December 31, 2008 and $51,126 for the period from inception to December 31, 2008. Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May 21, 2007 to assume the note and entered into a promissory note with the lender. The Note is secured with the Preferred Series C shares owned by the President.

In connection with this transaction, 490,000 warrants to purchase shares of the common stock of the Company at $0.25 were issued with an expiration date of May 20, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $47,759. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled had been fully amortized as of March 31, 2008. The warrant amortization totaled $47,759 as of the year ended December 31, 2008. During the fiscal year, the note Holder converted a total of $22,398 of principal and interest payments. As of December 31, 2008, the balance of the note was $84,028.

On October 9, 2008, the Company entered into a Promissory Note for $11,000 to be paid no later than October 9, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest five closing bid prices in the past 10 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $11,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $3,311 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. The balance of the note is $3,311 as of December 31, 2008.

On May 22, 2007 the  Company  entered  into a  Convertible  Promissory  Note for
$50,000 to be paid no later than March 21, 2008 with 11% interest rate per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $37,649 gain as of the date of the amendment of the note. At any time, the Payee may convert all or part of the

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $50,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $21,260 for the year ended December 31, 2008 and $21,260 for the period from inception to December 31, 2008. During the fiscal year, the note holder converted a total of $21,720 in principal and interest payments.

In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.76% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $19,494. The Company has recorded this amount as a debt discount and is amortizing it over the term of this Note. The amortization is being recorded as interest expense and has been fully amortized as of March 31, 2008. The warrant amortization totaled $19,494 as of the year ended December 31, 2008. The balance of the note as of December 31, 2008 is $31,925.

On September 17, 2007, the Company entered into a Convertible Promissory Note for $30,000 to be paid no later than August 28, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $30,629. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $10,433 gain as of the date of the amendment of the note. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $27,366 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $18,152 for the year ended December 31, 2008 and $26,457 for the period from inception to December 31, 2008. During the fourth quarter, the note holder converted a total of $3,000 in principal and interest payments.

In connection with this transaction, 120,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of September 17, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 299.55%, a contractual life of five years, a zero dividend rate, 4.21% risk free interest rate, and the fair value of common stock of $0.02 per share at date of grant, the Company determined the allocated fair value of the warrant to be $2,634. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $448 for the quarter and $1,838 as of the year ended December 31, 2008. The warrant has been fully amortized as of December 31, 2008. The balance of the note as of December 31, 2008 is $12,826.

On January 16, 2008, the Company entered into a Promissory Note for $12,500 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $12,500 was calculated

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $6,119 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. The balance of the note is $6,119 as of December 31, 2008.

On August 1, 2008, the Company entered into a Promissory Note for $15,000 to be paid no later than August 1, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest five closing bid prices in the past 10 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $15,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $6,247 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. The balance of the note is $6,247 as of December 31, 2008.

On May 21, 2007, the Company entered into a Promissory Note for $30,000 to be paid no later than March 20, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $32,017. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. In relation to the convertible feature of this note, a debt discount of $20,321 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $10,174 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May 21, 2007 to assume the note and entered into a promissory note with the lender. The Note is secured with the Preferred Series C shares owned by the President.

In connection with this transaction, 120,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 20, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $11,696. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and has been fully amortized as of March 31, 2008. The warrant amortization totaled $11,696 as of the year ended December 31, 2008. The balance of the note is $21,870 as of December 31, 2008

On May 21, 2007, the Company entered into a Promissory Note for $97,500 to be paid no later than May 20, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $104,054. The Company has determined that these modified terms

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. In relation to the convertible feature of this note, a debt discount of $66,042 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $45,605 for the year ended December 31, 2008 and $52,020 for the period from inception to December 31, 2008.

In connection with this transaction, 390,000 warrants to purchase the common stock of the Company at $0.25 were issued with an expiration date of May 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $38,012. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and was fully amortized as of the second quarter 2008. The warrant amortization totaled $38,012 as of the year ended December 31, 2008. During the fiscal year, the note Holder converted a total of $47,384 of principal and interest payments. As of December 31, 2008, the balance of the note was $50,788.

On June 1, 2007, the Company entered into a Promissory Note for $10,000 to be paid no later than June 1, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $10,642. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation result in the recognition of a $4,511 loss as of the date of the amendment of the note. In relation to the convertible feature of this note, a debt discount of $10,642 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $5,328 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. The balance of the note was $5,328 as of December 31, 2008.

On January 16, 2008, the Company entered into a Promissory Note for $17,500 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $17,500 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $14,395 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. During the fiscal year, the note holder converted a total of $9,000 in principal and interest payments. The balance of the note as of December 31, 2008 is $6,353.

On September 17, 2007, the Company entered into a Convertible Promissory Note for $36,000 to be paid no later than August 28, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $37,133. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and,

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

therefore, this renegotiation did result in the recognition of a $11,913 gain as of the date of the amendment of the note. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $17,179 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $5,758 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. During the fiscal year, the note holder converted a total of $3,000 in principal and interest payments.

In connection with this transaction, 144,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of September 17, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 299.55%, a contractual life of five years, a zero dividend rate, 4.21% risk free interest rate, and the fair value of common stock of $0.02 per share at date of grant, the Company determined the allocated fair value of the warrant to be $3,161. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this note. The amortization is being recorded as interest expense and totaled $2,206 as of the year ended December 31, 2008. The warrant has been fully amortized as of December 31, 2008. The balance of the note as of December 31, 2008 was $25,712.

On October 28, 2008, the Company entered into a Promissory Note for $5,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 65% of the average of the closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $3,919 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $687 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. The balance of the note was $1,768 as of December 31, 2008.

On April 3, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $10,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $4,270 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. The balance of the note was $4,270 as of December 31, 2008.

On August 21, 2006, the Company issued a $250,000 convertible note payable with an interest rate of 10% to a shareholder and an entity owned by such shareholder in exchange for the retirement of the shareholder's Series B preferred stock and all related accrued interest. On March 14, 2007, the Note was amended with the monthly payments of $4,395 or more deferred until June 1, 2007 and the due date extended from August 30, 2007 to May 30, 2008. On March 26, 2007, the Note was bifurcated into two separate notes with all prior unpaid principal and interest rolled up into these two notes. On April 26, 2008, the parties agreed to extend the maturity of the note to June 30, 2009. At any time after giving notice, the Holder has the option to convert all or part of the remaining balance of the note into common stock of the Company based on 75% of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding such

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

conversion so long as such conversion shall not exceed 4.99% of the then outstanding shares of common stock of the Company. A debt discount of $239,556 was calculated in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $54,041 for the year ended December 31, 2008 and $239,557 for the period from inception to December 31, 2008. During the fiscal year, the note holders converted the note into common stock in the amount of $90,979 for the payment of principal and interest. During the second quarter of 2007, one of the two notes was fully paid off and as of December 31, 2008 the principal balance on the remaining note was $79,114. The balance of on the remaining note is $77,774 as of December 31, 2008.

On August 1, 2008, the Company entered into a Promissory Note for $13,000 to be paid no later than August 1, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest five closing bid prices in the past 10 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $13,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $5,414 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. The balance of the note was $5,414 as of December 31, 2008.

On February 27, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $8,158 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $5,122 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. The balance of the note as of December 31, 2008 was $4,174.

On February 12, 2008, the Company entered into a Promissory Note for $25,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $19,949 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $12,734 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. During the fiscal year, the note holders converted the note into common stock in the amount of $3,000 for the payment of principal and interest. The balance of the note was $11,581 as of December 31, 2008.

On March 13, 2008, the Company entered into a Promissory Note for $20,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $20,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $8,906 for the

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

year ended December 31, 2008 and for the period from inception to December 31, 2008. The balance of the note was $8,906 as of December 31, 2008.

On April 2, 2008, the Company entered into a Promissory Note for $25,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $25,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $10,698 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. The balance of the note was $10,697 as of December 31, 2008.

On April 24, 2008, the Company entered into a Promissory Note for $70,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $43,750 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $17,827 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. The balance of the note was $44,077 as of December 31, 2008.

On November 21, 2007, the Company entered into a Convertible Promissory Note for $50,000 to be paid no later than November 21, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $50,603. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $18,083 gain as of the date of the amendment of the note. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $50,183 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $19,833 for the year ended December 31, 2008 and $33,082 for the period from inception to December 31, 2008. During the fiscal year, the note holder converted a total of $15,300 in principal and interest payments.

In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of November 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 3.4% risk free interest rate, and the fair value of common stock of $0.0021 per share at date of grant, the Company determined the allocated fair value of the warrant to be $419. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense of $419 for the year ended December 31, 2008. The balance of the note as of December 31, 2008 was $22,236.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

On May 8, 2007 the Company amended an earlier Promissory Note for $129,240 ($121,920 in principal and $7,320 accrued interest). Furthermore, on May 8, 2007 the Company bifurcated the Note and entered into two separate Notes: (i) one for $100,000 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $4,387 commencing July 1, 2007 with final payment July 1, 2009 and (ii) a second Note for $29,240 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $1,283 commencing July 1, 2007 with final payment July 1, 2009 (this second Note is payable to a shareholder). At any time after giving notice, the Holder has the option to convert all or part of the accrued interest and remaining principal of either note based on 70% of the average of the lowest 5 closing bid prices in the past 20 trading days immediately preceding such conversion so long as the total number of shares issued to Holder will be such that the number of shares beneficially owned by Holder will be less than 4.99% of the outstanding common shares of the Company. The Company has determined that these modified terms are substantially different than the original terms as defined in the Emerging Issues Task Force No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" ("EITF 96-19"), and, therefore, this renegotiation result in the recognition of a $129,240 loss as of the date of the amendment of the note. A debt discount of $100,000 was calculated in accordance with EITF 00-27, and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $49,270 for the year ended December 31, 2008 and $89,924 for the period from inception to December 31, 2008. During the fiscal year, the note Holders converted a total of $26,533 of principal and interest payments. As of December 31, 2008, the second note in the amount of $29,240 has been paid in full. The balance of the remaining note was $63,901 as of December 31, 2008.

On October 5, 2007, the Company entered into a Promissory Note for $60,000 to be paid no later than August 5, 2008 with an interest rate of 13.2%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $61,870. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation result in the recognition of a $25,524 loss as of the date of the amendment of the note. In relation to the convertible feature of this note, a debt discount of $58,512 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $29,043 for the year ended December 31, 2008 and $38,888 for the period from inception to December 31, 2008.

In connection with this transaction, 240,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of August 5, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 4.33% risk free interest rate, and the fair value of common stock of $0.014 per share at date of grant, the Company determined the allocated fair value of the warrant to be $3,358. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this note. The amortization is being recorded as interest expense of $3,358 as of the year ended December 31, 2008. The warrant has been fully amortized as of December 31, 2008. During the fiscal year, the note holder converted a total of $27,046 in principal and interest payments. The balance of the note was $19,424 as of December 31, 2008.

On March 18, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $9,481 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $4,181 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. The balance of the note was $4,701 as of December 31, 2008.

On October 29, 2008, the Company entered into a Promissory Note for $15,000 to be paid no later than October 29, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 65% of the average of the closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $15,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $2,589 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. The balance of the note was $2,589 as of December 31, 2008.

On November 30, 2007, the Company entered into a Convertible Promissory Note for $50,000 to be paid no later than November 30, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $50,240. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $47,842 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $23,954 for the year ended December 31, 2008 and for the period from inception to December 31, 2008.

In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of November 30, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 3.41% risk free interest rate, and the fair value of common stock of $0.012 per share at date of grant, the Company determined the allocated fair value of the warrant to be $2,398. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $2,398 for the year from inception to December 31, 2008. The balance of the note was $26,352 as of December 31, 008

SHORT TERM NOTES PAYABLE

On April 5, 2008, the Company entered into a Promissory Note for $50,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $50,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

amortization is being recorded as interest expense and totaled $21,260 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. The balance of the note was $21,260 as of December 31, 2008.

On April 5, 2008, the Company entered into a Promissory Note for $50,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $50,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $21,260 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. The balance of the note was $21,260 as of December 31, 2008.

On March 1, 2008 the Company entered into a $10,800 note for a prepaid expense in the amount of $14,900. A down payment in the amount of $4,100 was paid in cash. The $10,800 note carries interest at an annual percentage rate of 10.60% pursuant to which the Company is obligated to make 9 monthly principal and interest payments of $1,254 commencing April 1, 2008 with a final payment December 1, 2008. As of December 31, 2008, the remaining balance of the note was $0.

On July 8, 2008, the Company entered into a Promissory Note for $15,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest five closing bid prices in the past 10 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $15,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $4,880 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. The balance of the note was $4,880 as of December 31, 2008.

On April 5, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $10,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $4,252 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. The balance of the note was $4,252 as of December 31, 2008.

On December 4, 2008, the Company entered into a Promissory Note for $20,500 to be paid no later than December 31, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 65% of the average of the twenty closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $882 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $65 for the year ended December 31, 2008 and for the period from inception to December 31, 2008. The balance of the note was $19,683 as of December 31, 2008.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

The Chart below summarizes the Notes Payable & Debt Discounts of the Company as of December 31, 2007. This chart is to be reviewed in conjunction with the details following the chart.

Terms                                                                    Amount
-----                                                                    ------
SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:
-    10% Interest;  principal of $156,926;  monthly  payments of        $102,885
     $4,396; convertible to common stock based on 75% of average price;  due on  5/30/2008,  net of  unamortized  discounted related to the debt discount of $54,041
-    5%  Interest;  principal  of $70,839;  monthly  payments of          27,401
     $4,387; convertible to common stock based on 70% of average price; due on 7/1/2009, net of unamortized discount related to the debt discount of $43,438
-    5%  Interest;  principal  of $12,003;  monthly  payments of           4,967
     $1,283; convertible to common stock based on 70% of average price; due on 7/1/2009, net of unamortized discount related to the debt discount of $7,036
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                          $135,253
                                                                        --------
LONG TERM NOTES PAYABLE TO SHAREHOLDERS:
-    5%  Interest;  principal  of $25,943;  monthly  payments of        $ 10,035
     $4,387; convertible to common stock based on 70% of average price; due on 7/1/2009, net of unamortized discount related to the debt discount of $15,908 -
-    5%  Interest;  principal  of $7,586;  monthly  payments  of           3,139
     $1,283; convertible to common stock based on 70% of average price; due on 7/1/2009, net of unamortized discount related to the debt discount of $4,447
-    10% Interest;  principal of $30,629;  convertible to common           9,729
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $20,900
-    10% Interest;  principal of $50,240;  convertible to common             200
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $50,040
                                                                        --------
TOTAL LONG TERM NOTES PAYABLE TO SHAREHOLDERS                           $ 23,103
                                                                        --------
LONG TERM NOTES PAYABLE:
-    10% Interest;  principal of $50,000;  convertible to common          35,954
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $14,046
-    10% Interest; principal of $130,735;  convertible to common          35,023
     stock based on 50% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $95,712
-    10% Interest;  principal of $32,017;  convertible to common           8,577
     stock based on 50% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $23,440
-    10% Interest; principal of $104,054;  convertible to common          23,230
     stock based on 50% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $80,824
-    10% Interest;  principal of $10,642;  convertible to common               0
     stock based on 50% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $10,642
-    10% Interest;  principal of $37,133;  convertible to common          12,053
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $25,080
-    10% Interest;  principal of $61,870;  convertible to common             951
     stock based on 50% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $60,919
-    10% Interest;  principal of $50,603;  convertible to common              46
     stock based on 60% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $50,557
                                                                        --------
  Total Long Term Notes Payable                                         $115,834
                                                                        ========

SHORT TERM NOTE PAYABLE - SHAREHOLDERS

On August 21, 2006, the Company issued a $250,000 convertible note payable to a shareholder and an entity owned by such shareholder in exchange for the retirement of the shareholder's Series B preferred stock and all related accrued interest. On March 14, 2007, the Note was amended with the monthly payments of $4,395 or more deferred until June 1, 2007 and the due date extended from August 30, 2007 to May 30, 2008. At any time after giving notice, the Holder has the option to convert all or part of the remaining balance of the note into common stock of the Company based on 75% of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversion shall not exceed 4.99% of the then outstanding shares of

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

common stock of the Company. Furthermore, on March 26, 2007, the Note was bifurcated into two separate notes with all prior unpaid principal and interest rolled up into these two notes. A debt discount of $239,556 was calculated in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $185,516 for the year ended December 31, 2007 and for the period from inception to December 31, 2007. During the fiscal year, the note holders converted the note into common stock in the amount of $96,190 and the Company was also paid cash in the amount of $431 for the payment of principal and interest. During the second quarter of 2007, one of the two notes was fully paid off and as of December 31, 2007 the principal balance on the remaining note was $102,885. The Company is current with the payments on the remaining note.

LONG TERM NOTES PAYABLE/LONG TERM NOTES PAYABLE SHAREHOLDERS

On May 8, 2007 the Company amended an earlier Promissory Note for $129,240 ($121,920 in principal and $7,320 accrued interest). Furthermore, on May 8, 2007 the Company bifurcated the Note and entered into two separate Notes: (i) one for $100,000 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $4,387 commencing July 1, 2007 with final payment July 1, 2009 and (ii) a second Note for $29,240 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $1,283 commencing July 1, 2007 with final payment July 1, 2009 (this second Note is payable to a shareholder). At any time after giving notice, the Holder has the option to convert all or part of the accrued interest and remaining principal of either note based on 70% of the average of the lowest 5 closing bid prices in the past 20 trading days immediately preceding such conversion so long as the total number of shares issued to Holder will be such that the number of shares beneficially owned by Holder will be less than 4.99% of the outstanding common shares of the Company. The Company has determined that these modified terms are substantially different than the original terms as defined in the Emerging Issues Task Force No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" ("EITF 96-19"), and, therefore, this renegotiation result in the recognition of a $129,240 loss as of the date of the amendment of the note. A debt discount of $129,240 was calculated in accordance with EITF 00-27, and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $58,411 for the year ended December 31, 2007 and for the period from inception to December 31, 2007. During the fiscal year, the note Holders converted a total of $16,746 of principal and interest payments. As of December 31, 2007, the balances of the notes were $45,542.

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

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

At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest three closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $30,506 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $21,724 for the year ended December 31, 2007 and for the period from inception to December 31, 2007. During the fiscal year, the Company paid the note holder the accrued interest on the note of $3,346. As of December 31, 2007, the balance of the note was $35,954.

On June 1, 2007, the Company entered into a Promissory Note for $10,000 to be paid no later than June 1, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $0. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation result in the recognition of a $4,511 loss as of the date of the amendment of the note. In relation to the convertible feature of this note, a debt discount of $10,642 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. There is no amortization as of year-end due to the amendment date of the note. No payments were due or made during the year.

On September 17, 2007, the Company entered into a Convertible Promissory Note for $36,000 to be paid no later than August 28, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

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

On November 21, 2007, the Company entered into a Convertible Promissory Note for $50,000 to be paid no later than November 21, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $50,603. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $18,083 gain as of the date of the amendment of the note. In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of November 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 3.4% risk free interest rate, and the fair value of common stock of $0.0021 per share at date of grant, the Company determined the allocated fair value of the warrant to be $419. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $46 for the year ended December 31, 2007 and for the period from inception to December 31, 2007.

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

sale of the website is included in the Consolidated Statement of Operations under the caption "Income on disposal of assets."

ACCRUED EXPENSES - SHAREHOLDERS

During the year ended December 31, 2008, the accrued wages and reimbursement related to traveling overseas was $43,716.

During the year ended December 31, 2007, Kenneth Yeung, the Company Chief Executive Officer was reimbursed and or advanced cash for various company related expenditures for traveling overseas. As of December 31, 2007 the balance of ($1,574) represents the total cash that was advanced to the Mr. Yeung in excess of accrued expenses.

During the year ended December 31, 2007, the Company issued 6,508,142 shares and $646 cash to a stockholder is for payment of $35,000 in accrued expenses owed. The fair market value of the shares issued was $72,347. Net accrued expenses at the year ended December 31, 2007 totaled $79,000

PAYMENT OF DEBT

During the year ended December 31, 2007, the Company issued 7,376,787 common shares valued at $96,190 and $431 cash to a stockholder for payment of principal and interest on a $250,000 convertible note that was originally issued on August 21, 2006 and subsequently amended on March 14, 2007. See Note 6 - Notes Payable & Debt Discounts.

During the year ended December 31, 2007, the Company issued 9,812,000 common shares valued at $16,746 to a stockholder for payment of principal and interest on a $129,240 amended convertible note dated May 8, 2007. See Note 6 - Notes Payable & Debt Discounts.

PROCEEDS FROM RELATED PARTIES

On September 17, 2007, the Company entered into a Convertible Promissory Note for $30,000 of proceeds received from a stockholder. See Note 6 - Notes Payable & Debt Discounts.

On November 30, 2007, the Company entered into a Convertible Promissory Note for $50,000 of proceeds received from a stockholder. See Note 6 - Notes Payable & Debt Discounts.

NOTE 8: STOCKHOLDERS' EQUITY

PREFERRED STOCK

PREFERRED STOCK

On August 11, 2008, the Company amended Preferred D stock and Preferred E stock by increasing the authorized shares to 50,000,000 shares and amending the par value of the preferred stocks to $0.001.

SERIES C PREFERRED STOCK

On August 28, 2008, the Company amended Series C Preferred stock to increase the authorized shares to 3,000,000 shares par value $0.001 and decreased the conversion rights to state that upon written request from the Company and at management's discretion, holders of Series C stock agree to convert each share of Series C stock into $2.00 worth of the Company's common stock. On September 15, 2008, the Company sold 800,000 shares of Series C stock to its CEO, Kenneth

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

Yeung, for $800 cash. At this time management does not intend on converting any shares of Series Preferred C into common stock of the company.

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

SERIES D PREFERRED STOCK

On July 11, 2008, 15,000 shares of Series D Preferred stock was converted into 30,612,243 shares of the Company's common stock valued at $15,000.

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

SERIES E PREFERRED STOCK

On November 4, 2008, 3500 shares of Series E Preferred stock was converted into 8,203,000 shares of the Company's common stock valued at $3,500.

Effective March 31, 2008, the Company and Suining Yinfa Construction and Engineering Co., Ltd., both agreed that it was in their best interest to rescind the Asset Sale and Purchase Agreement of the Rose Top Grade Project due to the

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

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

On August 1, 2008, 7,000 shares of Series E Preferred stock was converted into 7,000,000 shares of the Company's common stock valued at $7,000.

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

The Company originally issued a $350,000 Convertible Promissory Note as a deposit to purchase 51% of the Rose Top Project from Suining Yinfa Construction and Engineering Co., Ltd. On December 12, 2007, the Company converted the Promissory Note into 350,000 shares of the Company's Series E Preferred Stock. Even though the Series E Preferred Stock has a convertible feature the preferred shares are not convertible until December 2008.

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

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

COMMON STOCK

CONSULTING SERVICES

The Company issued 42,577,182 shares and 25,644,210 shares of common stock valued $76,349 and $329,302 to consultants for contracted services rendered for the years ended December 31, 2008 and 2007 respectively.

During the year ended December 31, 2007, 25,425,307 shares of the Company's common stock valued at $318,169 were issued various consultants related to current operations of the company. The balance of 218,903 shares of the Company's common stock valued at $11,133 was issued to various consultants related to discontinued operations.

COMMON STOCK ISSUED FOR REPAYMENT OF DEBT

During the year ended December 31, 2008, the Company issued a total of 434,791,958 shares of common stock valued $352,826 for payment and settlement of debt.

The details of the issuance of common stock are summarized as follows:

During the quarter ended December 31, 2008, the company issued 13,356,000 shares of common stock valued at $8,456 for consulting services. The Company also issued 126,041,571 shares of common stock valued at $60,695 for the repayment of debt.

During the quarter ended September 30, 2008, the company issued 7,465,007 shares of common stock valued at $11,198 for consulting services. The Company also issued 191,414,386 shares of common stock valued at $161,615 for the repayment of debt and 117,587,550 shares of common stock valued at $122,000 in exchange for cash payment.

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

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

COMMON STOCK ISSUED FOR CASH

During the year ended December 31, 2007, the Company sold 1,187,840 shares of common stock to investors for $25,839 in cash. These shares were issued without registration under the Securities Act of 1933.

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

As of December 31, 2008 and 2007 there were $0 of assets and liabilities included in Assets Held for Sale and Liabilities Held for Sale that relates to our motor sports business.

The following amounts, related to our motor sports business, have been segregated from Continuing Operations and included in Discontinued Operations in the Consolidated Statements of Operations:

                                                   2008               2007
                                                 ---------          ---------

Gross profit                                     $      --          $     (57)

Operating expenses
Selling, general and administrative                     --            170,040
Depreciation and amortization                           --             11,740
                                                 ---------          ---------
      Total operating expenses                          --           (181,780)
                                                 ---------          ---------

Other Income (expense):
Interest expense                                        --            (12,642)
Loss on extinguishment of debt                          --             70,728
Other income                                            --             (4,956)
                                                 ---------          ---------
      Total other income                                --             53,130
                                                 ---------          ---------

Gain (loss) from discontinuing operations        $      --          $(128,650)
                                                 =========          =========

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

NOTE 10: INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. Federal Jurisdiction, and various states and foreign jurisdictions. No provision for Hong Kong Profits Tax has been made for the periods presented as the Company and its subsidiaries operating in Hong Kong have no assessable profits during the years being reported.

The Company believes sufficient uncertainty exists regarding the realization of net operating loss carryforwards and other timing differences for the periods presented. Accordingly, a valuation allowance has been provided for the entire amount related thereto. The valuation allowance increased by approximately
$1,655,267 and $217,774 during the years ended December 31, 2008 and 2007, respectively.

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal and State income tax rates of 39% to pretax income for the years ended December 31, 2008 and 2007 due to the following:

                                                    Year Ended December 31,
                                              ---------------------------------
                                                  2008                  2007
                                              -----------           -----------
Book income                                   $(1,886,834)          $  (472,205)

Change in derivative liability                    820,155                    --
Stock for services/option expense                      --               163,800
Accrued wages                                      16,270               (21,188)
Settlement                                         13,650                    --
Beneficial conversion                                  --                91,229
Warrant amortization                                   --                32,763
Minority interest                                      --                 5,850
Other                                                (122)                1,726
Valuation Allowance                             1,036,881               198,025
                                              -----------           -----------

Total Income tax provision                    $        --           $        --
                                              ===========           ===========

At December 31, 2008, the Company had net operating loss carryforwards of approximately $3,652,000 that may be offset against future taxable income from the year 2008 through 2028. No tax benefit has been reported in the December 31, 2008 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

                                                   Year Ended December 31,
                                            -----------------------------------
                                                2008                    2007
                                            -----------             -----------
Deferred tax assets:
  NOL carryover                             $ 2,030,310             $   993,429
  Accrued wages                                  16,270                      --
Deferred tax liabilities
  Depreciation                                   (4,485)                  6,011
Valuation Allowance                          (2,042,095)               (999,440)
                                            -----------             -----------
Total Income tax provision                  $        --             $        --
                                            ===========             ===========

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States and certain foreign jurisdictions. With a few exceptions, the company is no longer subject to U. S. Federal, state or non-U.S. Income tax examination by tax authorities on tax returns filed before January 31, 2004. The Company recently filed an extension for the U. S. Federal return for the year ended December 31, 2008. The company has filed its 2007 U.S. Federal return. These U. S. federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities.

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

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
                                                ===========

Goodwill is subject to an annual impairment test. The Company has conducted an annual impairment test on the goodwill and concluded that the impairment of $1,303,277 incurred as of December 31, 2008.

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

SUINING YINFA CONSTRUCTION AND ENGINEERING CO. - ROSE TOP GRADE PROJECT

In July 2007, our wholly owned subsidiary, International Building Technologies, Co., Ltd. ("IBT LTD"), a Hong Kong corporation, entered into an Asset Sale and Purchase Agreement with China based Suining Yinfa Construction & Engineering Co, Ltd. ("Suining Yinfa") for 51% interest in a Chinese building projected named Rose Top Grade ("Rose Best") Project. The Rose Best Project is located in the Sichuan Province of China and consists of four upscale residential apartment buildings with a total building area of approximately 49,500 square meters (537,000 sq feet). The Company purchased 51% of the Rose Best Project from Suining Yinfa for a $350,000 USD convertible promissory note, payable July 2009. On December 12, 2007, the Company converted the note into 350,000 shares of the Company's Series E Preferred stock.

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

ACQUISITION OF WUHAN WUFENG MACHINERY MANUFACTURING COMPANY, LTD.

On April 16, 2008, the Company entered into a definitive agreement to acquire a 92% stake in Wuhan Wufeng Machinery Manufacturing Company, Ltd. ("Machinery Co.") from Wuhan Intepower Company, Ltd., a China Corporation ("Seller") pursuant to a Stock Sale and Purchase Agreement. After transferring a 4% stake to certain management personnel of the Machinery Co. at the close of the transaction, the Company will own a net interest of 88% of the equity securities of the Machinery Company. The closing of this acquisition will occur as soon as the audit of the books and accounts of the Machinery Co. is completed to the

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

satisfaction of the Company and requisite governmental approvals are obtained. On June 24, 2008, the Company received requisite governmental approvals to proceed with this transaction and during the third quarter, the Company engaged PCAOB approved SEC auditors Albert Wong & Company to perform the audit of the Machinery Company. Currently, the auditors are performing the audit of the Machinery Company and the audit is expected to be completed soon. As of December 31, 2008, the Company has paid the 10% cash down payment on the acquisition. The convertible notes for the balance of the acquisition will be finalized pending the completion of the audit.

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

NOTE 12: DERIVATIVE LIABILITY

As of December 31, 2008, the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 14,612,428,071 shares. The Company's Chief Executive Officer, Kenneth Yeung, holds 1,000,000 shares of Series C Preferred Stock that are convertible into 6,666,666,667 common shares of the Company.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant exceeds the fair value of common stock of $0.0003 per share on 12/31/08. The remaining common stock equivalent of 7,945,761,404 shares has been accounted for as a derivative liability. Accordingly, the excess common stock equivalents exceeding the total common stock available for issue is marked to market through earnings at the end of each reporting period. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 400.56%, a contractual life of half a year, a zero dividend rate, 0.27% risk free interest rate, exercise price of $0.00014 and the fair value of common stock of $0.0003 per share as of December 31, 2008, the Company determined the allocated fair value of the derivative liability. The Company reflected an expense of $2,137,962, representing the initial fair value of excess common stock equivalents exceeding the total common stock available for issuance.

NOTE 13: COMMITMENTS AND CONTINGENCIES

ROYALTIES

Under the terms of the license agreement described in Note 5 - Intangible Assets, the Company is obligated to pay Michael Wachholz a royalty equal to 7% of all revenues generated through the sale of GS610 brake fluid. Due to the change in business from the motor sports industry to the manufacture of light weight building panels, the license was abandoned in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." As a result no royalties were generated in 2008 or 2007.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

LITIGATION

As of December 31, 2008 there is no threatened or pending litigation against the Company. The following lawsuit below was settled on April 16, 2007:

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

The Company issued 1,500,000 shares and 1,500,000 shares common stock valued at $7,500 and $6,000 to former director on January 21, 2008 and February 25, 2008 respectively. The issuance of common stock was to resolve the non-litigated dispute. In addition, the Company also paid approximately $10,000 to settle the dispute during the year ended December 31, 2008.

NOTE 14: STOCK OPTIONS AND WARRANTS

EMPLOYEE STOCK OPTIONS

The Company's stock options awarded to employees contain a variable exercise price that is dependent upon the market price of the Company's common stock at the date of exercise and, therefore, are accounted for as variable awards. During the years ended December 31, 2008 and 2007, the Company recognized $0 and $30,698, respectively, of compensation expense associated with stock options of which has been reclassified to discontinued Operation.

All shares were granted in 2006 and the first quarter of 2007 and were valued based on quoted market prices on the date of grant. All granted shares were fully exercised by the first quarter of 2007 and were expensed at that time.

As of December 31, 2008 and 2007 the Company had no stock options outstanding.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

The following chart summarizes the Stock Options activity of the Company as of period ended December 31, 2008 and 2007.

                                                          Weighted Average
Date                                     Shares            Exercise Price
----                                     ------            --------------

Outstanding 12/31/2006                       --                     --
Granted                                 478,721                 $ 0.05
Exercised                              (478,421)                $ 0.05
Expired                                      --                     --
                                       --------                 ------

Outstanding at 12/31/2007                    --                     --
                                       ========                 ======

WARRANTS

The Company issued warrants in connection with the promissory notes signed during the year ended December 31, 2007. Each warrant gives the holder the right to subscribe to and purchase from the Company one share of the Company's common stock, par value of $0.001, exercisable at $0.25 per share any time after date of issuance and is set to expire five years after date of issuance. The Company issued a total of 2,104,000 warrants for the year ended December 31, 2007. There were no warrants grated during year ended December 31, 2008.

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

The following table summarizes the warrants the Company issued as of the year ended December 31, 2008.

                                                                          Weighted-
                                                            Weighted-      Average
                                                             Average      Remaining       Aggregate
                                          Warrant           Exercise     Contractual      Intrinsic
Warrants                                   Shares             Price         Term             Value
--------                                   ------             -----         ----             -----
Outstanding at December 31, 2007          2,104,000          $0.25

Granted                                          --          $  --

Exercised                                        --          $  --

Forfeited or expired                             --          $  --
                                          ---------          -----      ---------          ---------
Outstanding at December 31, 2008          2,104,000          $0.25              5          $ 128,931
                                          =========          =====      =========          =========
Exercisable at December 31, 2008          2,104,000          $0.25              5          $ 128,931
                                          =========          =====      =========          =========

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                December 31, 2008

NOTE 15: SUBSEQUENT EVENTS

STOCK ISSUANCES

During the first  quarter of the fiscal  year  ending  December  31,  2009,  the
Company  issued  the  following   securities  without   registration  under  the
Securities Act of 1933:

The Company issued 37,389,530 shares of common stock valued at $7,478 for repayment of debt in January 2009.

The Company issued 35,000,000 shares of common stock valued at $5,250 for repayment of debt in January 2009.

The Company issued 39,900,000 shares of common stock valued at $3,990 for repayment of debt in February 2009.

The Company issued 35,000,000 shares of common stock valued at $2,625 for repayment of debt in February 2009.

The Company issued 45,000,000 shares of common stock valued at $4,500 for repayment of debt in March 2009.

The Company issued 45,000,000 shares of common stock valued at $3,375 for repayment of debt in March 2009.

The Company issued 40,000,000 shares of common stock valued at $4,000 for repayment of debt in March 2009.

The Company issued 46,000,000 shares of common stock valued at $3,450 for repayment of debt in March 2009.

During the second quarter of the fiscal year ended December 31, 2009, the Company issued 40,000,000 shares of common stock valued at $4,000 for repayment of debt.

AMENDMENT TO CONVERTIBLE PROMISSORY NOTES

On February 27, 2009, the Company amended the conversion feature of certain promissory notes. The original conversion features are summarized in Note 6. The amended conversion feature states that at any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the lowest 20 closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company.