Form 10-Q
period 2009-03-31
International Building Technologies Group, Inc.
filed 2009-05-15
CIK 1075993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2009
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              FOR THE TRANSITION FROM ____________ TO ____________

                         Commission File Number: 0-32323


                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
             (Exact name of registrant as specified in its charter)

               Nevada                                             20-1217659
    (State or other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

   17800 Castleton Street, Suite 638
          City of Industry, CA                                      91748
(Address of principal executive offices)                         (Zip code)

                  Registrant's telephone number: (626) 581-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2009, there were 1,254,637,366 outstanding shares of the Registrant's Common Stock, $0.00001 par value.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                               Report on Form 10-Q

                      For the Quarter Ended March 31, 2009

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements .............................................    3

           Condensed Consolidated Balance Sheets ..........................    3

           Condensed Consolidated Statements of Operations ................    5

           Condensed Consolidated Statements of Cash Flows ................    7

           Notes ..........................................................    9

Item 2.  Management's Discussion and Analysis or Plan of Operation ........   28

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......   31

Item 4.  Controls and Procedures ..........................................   32

PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   34

Item 1A. Risk Factors......................................................   34

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ......   34

Item 3.  Defaults Upon Senior Securities ..................................   35

Item 4.  Submission of Matters to a Vote of Security Holders ..............   35

Item 5.  Other Information ................................................   35

Item 6.  Exhibits .........................................................   36

SIGNATURES ................................................................   40

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   March 31,        December 31,
                                                     2009              2008
                                                   --------          --------
                                                  (Unaudited)
                             ASSETS

Cash                                               $ 35,799          $  1,567
Deposit on Wuhan Wufeng Machinery Company           161,500           161,500
Other current assets                                  1,011             2,874
                                                   --------          --------
      Total current assets                          198,310           165,941
                                                   --------          --------

Other assets                                          2,000             2,000
                                                   --------          --------

      Total assets                                 $200,310          $167,941
                                                   ========          ========


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                             March 31,            December 31,
                                                                               2009                  2008
                                                                            -----------           -----------
                                                                            (Unaudited)
               LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY

LIABILITIES
  Accounts payable and accrued expenses                                     $   190,106           $   176,550
  Accrued expenses - related parties                                             69,009                43,716
  Derivative Liability                                                        2,057,207             2,137,962
  Investor deposit                                                               50,000                    --
  Notes payable, net                                                             65,374                71,335
  Notes payable to shareholders, net                                            195,147               566,942
                                                                            -----------           -----------
      Total current liabilities                                               2,626,843             2,996,505
                                                                            -----------           -----------

      Total liabilities                                                       2,626,843             2,996,505
                                                                            -----------           -----------

COMMITMENT & CONTINGENCY                                                             --                    --

MINORITY INTEREST                                                                    --                    --

STOCKHOLDERS' (DEFICIT) EQUITY
  Preferred A stock, $250 par value, 10,000 shares authorized;
   96 shares issued and outstanding                                              24,000                24,000
  Preferred C stock, no par value, 1,000,000 shares authorized;
   1,000,000 and 200,000 shares issued and outstanding                            1,000                 1,000
  Preferred D stock,  $.001 par value, 10,000,000 shares authorized;
   35,000 and 50,000 shares issued and outstanding                                   35                    35
  Preferred E stock, $.001 par value, 50,000,000 shares authorized;
   28,000 and 350,000 shares issued and outstanding                                  25                    25
  Preferred F stock, $.001 par value, 3,000,000 shares authorized;
   20,000 and 0 shares issued and outstanding                                        20                    20
  Common stock; $.00001 par value, 1,950,000,000 shares authorized;
   1,111,143,024 and 747,853,494 issued and outstanding                          11,111                 7,478
  Additional paid-in capital                                                  9,197,338             8,556,173
  Accumulated deficit - Prior to reentering development stage                (5,534,336)           (5,534,336)
  Accumulated deficit - From inception of reentering development
   stage on 4/1/2007                                                         (6,125,491)           (5,882,785)
  Other comprehensive income                                                       (235)                 (174)
                                                                            -----------           -----------
      Total stockholders' (deficit) equity                                   (2,426,533)           (2,828,564)
                                                                            -----------           -----------

      Total liabilities and stockholders' (deficit) equity                  $   200,310           $   167,941
                                                                            ===========           ===========


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                                         Cumulative Since
                                                                                            Reentering
                                                    Three Months Ended March 31,        Develcpment Stage
                                                   -----------------------------            4/1/2007 -
                                                      2009              2008                3/31/2009
                                                   -----------       -----------           -----------
Retail sales                                       $        --       $        --           $        --
Cost of sales                                               --                --                    --
                                                   -----------       -----------           -----------
Revenues                                                    --                --                    --
                                                   -----------       -----------           -----------

Operating expenses:
  Selling, general and administrative                   94,999           215,949             1,362,956
  Depreciation and amortization                             --               735             1,306,935
                                                   -----------       -----------           -----------
      Total operating expenses                          94,999           216,684             2,669,891
                                                   -----------       -----------           -----------
Operating loss                                         (94,999)         (216,684)           (2,669,891)
                                                   -----------       -----------           -----------
Other income (expense):
  Interest income                                           --                19                   374
  Interest expense                                    (198,462)         (204,116)           (1,294,780)
  Lost on settlement                                        --           (23,500)              (23,500)
  Loss on Investment                                        --           (35,000)              (35,000)
  Gain/(Loss) on extinguishment of debt                (30,000)               --               (18,703)
  Gain on disposal of assets                                --                --                 2,565
  Change in fair value of derivative liability          80,755                --            (2,057,207)
  Minority interest in net loss of subsidiary               --                --                15,000
  Other income (expense)                                    --                50                 3,810
                                                   -----------       -----------           -----------
      Total other income (expense)                    (147,707)         (262,547)           (3,407,441)
                                                   -----------       -----------           -----------
Loss from continuing operations                       (242,706)         (479,231)          $(6,077,332)
                                                   -----------       -----------           -----------


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                                   (CONTINUED)

                                                                                           Cumulative Since
                                                                                              Reentering
                                                        Three Months Ended March 31,      Develcpment Stage
                                                       ------------------------------         4/1/2007 -
                                                           2009              2008             3/31/2009
                                                       ------------      ------------        ------------
Loss from continuing operations                        $   (242,706)     $   (479,231)       $ (6,077,332)
                                                       ------------      ------------        ------------

Discontinued operations:
Loss from operations of discontinued business                    --                --             (20,063)
Income on disposal of assets                                     --                --              61,058
                                                       ------------      ------------        ------------
(Loss) Income on discontinued operations                         --                --              40,995
                                                       ------------      ------------        ------------
Net loss                                                   (242,706)         (479,231)         (6,036,337)

Preferred dividend                                               --                --             (89,154)
                                                       ------------      ------------        ------------
Net loss attributable to common shareholders               (242,706)         (479,231)         (6,125,491)
                                                       ------------      ------------        ------------
Other comprehensive income
  Foreign Currency Translation                                  (61)                6                (235)
                                                       ------------      ------------        ------------

Comprehensive loss                                     $   (242,767)     $   (479,225)       $ (6,125,726)
                                                       ============      ============        ============

Net loss per common share - basic and diluted
Continuing operations                                  $    (0.0003)     $      (0.01)
                                                       ============      ============
Discontinued operations                                $    (0.0003)     $         --
                                                       ============      ============
Net loss per common share                              $    (0.0003)     $      (0.01)
                                                       ============      ============

Weighted average common shares outstanding:
Basic and Diluted                                       886,949,976        87,977,281
                                                       ============      ============


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                                         Cumulative Since
                                                                                                            Reentering
                                                                      Three Months Ended March 31,      Develcpment Stage
                                                                     ------------------------------         4/1/2007 -
                                                                         2009              2008             3/31/2009
                                                                      -----------       -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                $  (242,706)      $  (479,231)        $(6,077,332)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                             --               734               3,660
     Impairment of goodwill                                                   --                --           1,303,277
     Amortization of debt discounts                                           --            33,862             128,933
     Loss /(Gain) on extinguishment of debt                               30,000                --             (40,843)
     Loss on Investment in Rosetop Project                                    --            35,000              35,000
     Interest expense associated with beneficial conversion feature      175,006           149,856           1,024,823
     Change in fair value of derivative liability                        (80,755)               --           2,057,207
     Director stock based compensation                                        --                --              50,000
     Common stock issued for services                                         --            40,000             394,519
     Common stock issued for settlement                                       --            13,500              13,500
     Gain on disposal of equipment                                            --                --              (2,565)
     Minority interest in net loss of subsidiary                              --                --             (15,000)
  Changes in assets and liabilities:
     Prepaid expenses and other assets                                     1,863            (2,878)                529
     Accounts payable and accrued expenses                                50,885            94,033             317,476
                                                                     -----------       -----------         -----------
Net cash used in continuing operations                                   (65,707)         (115,124)           (806,816)
Net income (loss) from discontinued operations                                --                --              40,995
Net cash provided by (used in) discontinued operations                        --                --             (83,796)
                                                                     -----------       -----------         -----------
Net cash used in operating activities                                    (65,707)         (115,124)           (849,617)
                                                                     -----------       -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on investment                                                       --                --            (161,500)
                                                                     -----------       -----------         -----------
Net cash used in continuing operations                                        --                --            (161,500)
Net cash provided by discontinued operations                                  --                --                  --
                                                                     -----------       -----------         -----------
Net cash used by in investing activities                                      --                --            (161,500)
                                                                     -----------       -----------         -----------


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                   (CONTINUED)

                                                                                                         Cumulative Since
                                                                                                            Reentering
                                                                      Three Months Ended March 31,      Develcpment Stage
                                                                     ------------------------------         4/1/2007 -
                                                                         2009              2008             3/31/2009
                                                                      -----------       -----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                                  --             27,965              80,000
  Proceeds from notes payable                                            50,000             72,500             678,876
  Proceeds from investor deposit                                         50,000                 --              50,000
  Repayments of notes payable                                                --             (1,253)            (34,448)
  Proceeds from issuance of preferred stock                                  --                 --              20,800
  Proceeds from issuance of common stock                                     --                 --             180,464
  Proceeds from issuance of common stock for asset purchase                  --                 --               6,206
  Proceeds from exercise of stock options                                    --                 --               4,375
                                                                    -----------        -----------         -----------
Net cash provided by financing activities                               100,000             99,212             986,273
                                                                    -----------        -----------         -----------

Effect of exchange rate changes on cash                                     (61)                 6                (235)

Cash and cash equivalents:
Increase (decrease) in cash                                              34,232            (15,906)            (25,079)
CASH, beginning of period                                                 1,567             32,970              60,878
                                                                    -----------        -----------         -----------
CASH, end of period                                                 $    35,799        $    17,064         $    35,799
                                                                    ===========        ===========         ===========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                            $        --        $        95         $       923
                                                                    ===========        ===========         ===========
  Cash paid for income taxes                                        $        --        $        --         $        --
                                                                    ===========        ===========         ===========

Non-cash discontinued operation activities:
  Employee stock based compensation                                 $        --        $        --         $    30,698
  Issuance of common stock for debt                                 $    38,668        $        --         $   428,028

Non-cash financing and investing activities:
  Issuance of note for accrued expenses                             $        --        $    40,000         $   201,026
  Issuance of common stock for services                             $        --        $    44,283         $    76,350
  Issuance of common stock for payment of debt                      $    26,631        $    50,037         $   471,459
  Issuance of common stock for settlement                           $        --        $    13,500         $    13,500
  Issuance of Preferred E Stock for deposit on the Rosetop Project  $        --        $        --         $   350,000
  Cancelation of Rosetop project and related Preferred E Stock      $        --        $  (350,000)        $  (315,000)
  Issuance of common stock for Purchase of Company                  $        --        $        --         $ 1,300,000


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2009

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

Dormant Subsidiaries:

     *    Scottsdale Diecast, Inc. - a Nevada Corporation
     *    Quadriga Motorsports, Inc. - a Nevada Corporation

Currently the Company is focusing its attention on the rapidly growing and developing China market through its subsidiaries. The Company plans to manufacture and sell light weight building panels used in construction all over the world. The building panels can be used in a variety of ways to erect buildings up to six stories tall without the need of a traditional wood or steel frame structure. It is also versatile in its use and can be used to create unique architectural design elements. Management believes that the Company's panel based building technology allows for the rapid, cost effective construction of residential, commercial, and high-rise buildings utilizing materials that are greater in strength and appearance, economical and eco-friendly. Based on standard building codes prescribed by authorities worldwide, the Company's technology will meet and exceed the minimum requirements. Based on the panel technologies, the Company also provides customers with architectural design, panel supply, installation supervision, engineering, training, and technical support. IBT Hong Kong has already established business relationship in securing several contractual rights to do business in China.

The Company had offices in Alameda, CA, and Shanghai, China in 2007. In December, 2008, the Company closed the office in Shanghai, China. In January, 2009, the Company closed the office in Alameda, CA and has moved to City of Industry, CA.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K. Operating results for the period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2009

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

Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for the nine months ended March 31, 2009 and 2008 (denoted in Hong Kong dollars per one U.S. dollar):

                                                          2009        2008
                                                         ------      ------
     Current exchange rate at March 31, HKD              7.7505      7.7819

     Weighted average exchange rate                      7.7548      7.7943

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies have not changed from the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2: MATERIAL EVENTS

Amendment of the conversion rates of the convertible promissory notes

On February 27, 2009, the Company amended the conversion feature of certain promissory notes. The original conversion features are summarized in Note 4. The amended conversion feature states that at any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company.

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. As of March 31, 2009, the Company has incurred net losses from operations prior to reentering the development stage and has a

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2009

stockholders' deficit of $5,534,336. Since the inception of reentering the development stage on April 1, 2007, the Company has a stockholders' deficit of $6,125,491 as of March 31, 2009. The Company has a working capital deficit of $2,428,533 as of March 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4:  NOTES PAYABLE & Debt Discounts

The chart below summarizes the Notes Payable & Debt Discounts of the Company as of March 31, 2009. This chart is to be reviewed in conjunction with the details following the chart.

Terms                                                                     Amount
-----                                                                     ------
SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:

-    10% Interest;  principal of $10,000;  convertible  to common          1,702
     stock based on 75% of average price; due on 9/3/2009, net of unamortized  discount related to the debt discount of $8,298
-    10% Interest;  principal of $115,878;  convertible to common         12,079
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $103,799
-    10% Interest;  principal of $11,000;  convertible  to common          1,571
     stock based on 75% of average price;  due on 10/9/2009,  net of  unamortized  discount  related to the debt  discount  of
     $9,429
-    10% Interest;  principal of $31,925;  convertible  to common         31,925
     stock based on 75% of average price; due on 12/31/2009,  net of unamortized discounted related to the debt discount of $0
-    10% Interest;  principal of $10,269;  convertible  to common          1,432
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $8,837
-    10% Interest;  principal of $12,500;  convertible  to common          1,303
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $11,197
-    10% Interest;  principal of $15,000;  convertible  to common          3,097
     stock based on 750% of average price;  due on 8/1/2009,  net of  unamortized  discount  related to the debt  discount  of
     $11,903
-    10% Interest;  principal of $32,016;  convertible  to common          3,337
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $28,679
-    10% Interest;  principal of $62,003;  convertible  to common          6,463
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $55,540
-    10% Interest;  principal of $10,642;  convertible  to common          1,109
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $9,533

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2009

-    10%  Interest;  principal of $9,458;  convertible  to common            986
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $8,472
-    10% Interest;  principal of $37,133;  convertible  to common          6,702
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $30,431
-    10%  Interest;  principal of $5,000;  convertible  to common            658
     stock based on 75% of average price; due on 10/28/2009,  net of  unamortized  discount  related to the debt  discount  of
     $4,342
-    10% Interest;  principal of $10,000;  convertible  to common          1,042
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $8,958
-    10% Interest;  principal of $66,107;  convertible  to common         66,107
     stock based on 75% of average price;  due on 6/30/2009,  net of unamortized discounted related to the debt discount of $0
-    10% Interest;  principal of $13,000;  convertible  to common          2,684
     stock based on 75% of average price; due on 8/1/2009, net of unamortized discount related to the debt discount of $10,316
-    10%  Interest;  principal of $7,209;  convertible  to common            751
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $6,458
-    10% Interest;  principal of $23,847;  convertible  to common          2,486
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $21,361
-    10% Interest;  principal of $20,000;  convertible  to common          2,085
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $17,915
-    10% Interest;  principal of $25,000;  convertible  to common          2,606
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $22,394
-    10% Interest;  principal of $70,000;  convertible  to common          7,296
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $62,704
-    10% Interest;  principal of $36,867;  convertible  to common          5,472
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $31,395
-    5%  Interest;  principal of $73,977;  convertible  to common         19,091
     stock based on 75% of average price; due on 7/1/2009, net of unamortized discount related to the debt discount of $73,976
-    10% Interest;  principal of $32,828;  convertible  to common          3,422
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $29,406
-    10% Interest;  principal of $10,000;  convertible  to common          1,042
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $8,958
-    10% Interest;  principal of $15,000;  convertible  to common          1,315
     stock based on 75% of average price; due on 10/29/2009,  net of  unamortized  discount  related to the debt  discount  of
     $13,685
-    10% Interest;  principal of $50,240;  convertible  to common          7,384
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $42,856
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                          $195,147
                                                                        --------

SHORT TERM NOTES PAYABLE :
-    10% Interest;  principal of $50,000;  convertible  to common          5,212
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $44,879
-    10% Interest;  principal of $50,000;  convertible  to common          5,212
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $44,788
-    10% Interest;  principal of $15,000;  convertible  to common          1,564
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $13,436
-    10% Interest;  principal of $10,000;  convertible  to common            718
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $9,282
-    10% Interest;  principal of $20,500;  convertible  to common          2,668
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $17,832
-    0% Interest; principal of $50,000; non-convertible to common         50,000
     stock; due on demand
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE                                          $ 65,374
                                                                        --------

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2009

SHORT TERM NOTE PAYABLE - SHAREHOLDERS

On September 3, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than September 3, 2009 with an interest rate of 10%. Before February 27, 2009, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest five closing bid prices in the past 10 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $10,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $2,982 for the quarter ended March 31, 2009. The balance of the note was $1,702 as of March 31, 2009.

On May 21, 2007 the Company entered into a $122,500 Secured Promissory Note at the rate of 11% per annum due March 20, 2008. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 50%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $130,735. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. In relation to the convertible feature of this note, a debt discount of $115,878 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May 21, 2007 to assume the note and entered into a promissory note with the lender. The Note is secured with the Preferred Series C shares owned by the President.

In connection with this transaction, 490,000 warrants to purchase shares of the common stock of the Company at $0.25 were issued with an expiration date of May 20, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $47,759. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled had been fully amortized as of March 31, 2009. The warrant amortization totaled $47,759 as of the quarter ended March 31, 2009. During the quarter, the note Holder converted a total of $3,990 of principal and interest payments. The amortization is being recorded as interest expense and totaled $20,944 for the quarter ended March 31, 2009.As of March 31, 2009, the balance of the note was $12,079.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2009

On October 9, 2008, the Company entered into a Promissory Note for $11,000 to be paid no later than October 9, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest five closing bid prices in the past 10 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $11,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $3,153 for the quarter ended March 31, 2009. The balance of the note is $1,571 as of March 31, 2009.

On May 22, 2007 the  Company  entered  into a  Convertible  Promissory  Note for
$50,000 to be paid no later than March 21, 2008 with 11% interest rate per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $37,649 gain as of the date of the amendment of the note. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $50,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $0 for the quarter ended March 31, 2009.

In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.76% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $19,494. The Company has recorded this amount as a debt discount and is amortizing it over the term of this Note. The amortization is being recorded as interest expense and has been fully amortized as of March 31, 2009. The warrant amortization totaled $19,494 as of the quarter ended March 31, 2009. The balance of the note as of March 31, 2009 is $31,925.

On September 17, 2007, the Company entered into a Convertible Promissory Note for $30,000 to be paid no later than August 28, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $30,629. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $10,433 gain as of the date of the amendment of the note. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2009

exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $13,735 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $144 for the quarter ended March 31, 2009. The debt discount of $765 was reversed against additional-paid-in capital with beneficial conversion feature. During the first quarter, the note holder converted a total of $4,000 in principal and interest payments.

In connection with this transaction, 120,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of September 17, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 299.55%, a contractual life of five years, a zero dividend rate, 4.21% risk free interest rate, and the fair value of common stock of $0.02 per share at date of grant, the Company determined the allocated fair value of the warrant to be $2,634. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $5,042 for the quarter ended March 31, 2009. The warrant has been fully amortized as of March 31, 2009. The balance of the note as of March 31, 2009 is $1,432.

On January 16, 2008, the Company entered into a Promissory Note for $12,500 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $12,500 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $2,317 for the quarter ended March 31, 2009. The balance of the note is $1,303 as of March 31, 2009.

On August 1, 2008, the Company entered into a Promissory Note for $15,000 to be paid no later than August 1, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $15,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $5,480 for the year ended March 31, 2009. The balance of the note is $3,097 as of March 31, 2009.

On May 21, 2007, the Company entered into a Promissory Note for $30,000 to be paid no later than March 20, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 50%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $32,017. The Company has determined that

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2009

these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. In relation to the convertible feature of this note, a debt discount of $32,017 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $7,645 for the quarter ended March 31, 2009 and for the period from inception to March 31, 2009. Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May 21, 2007 to assume the note and entered into a promissory note with the lender. The Note is secured with the Preferred Series C shares owned by the President.

In connection with this transaction, 120,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 20, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $11,696. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The warrant amortization totaled $4,950 as of the quarter ended March 31, 2009.The balance of the note is $3,337 as of March 31, 2009.

On May 21, 2007, the Company entered into a Promissory Note for $97,500 to be paid no later than May 20, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 50%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $104,054. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. In relation to the convertible feature of this note, a debt discount of $62,003 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $11,463 for the quarter ended March 31, 2009.

In connection with this transaction, 390,000 warrants to purchase the common stock of the Company at $0.25 were issued with an expiration date of May 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $38,012. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and was fully amortized as of the second quarter 2008. The warrant amortization totaled $38,012 as of the quarter ended March 31, 2009. During the first quarter of 2009, the note Holder converted a total of $4,500 of principal and interest payments. As of March 31, 2009, the balance of the note was $6,463.

On June 1, 2007, the Company entered into a Promissory Note for $10,000 to be paid no later than June 1, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2009

to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 50%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $10,642. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation result in the recognition of a $4,511 loss as of the date of the amendment of the note. In relation to the convertible feature of this note, a debt discount of $10,642 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $1,954 for the quarter ended March 31, 2009. The balance of the note was $1,109 as of March 31, 2009.

On January 16, 2008, the Company entered into a Promissory Note for $17,500 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 28, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $9,458 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $1,479 for the quarter ended March 31, 2009. The balance of the note as of March 31, 2009 is $986.

On September 17, 2007, the Company entered into a Convertible Promissory Note for $36,000 to be paid no later than August 28, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $37,133. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $11,913 gain as of the date of the amendment of the note. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $33,972 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $5,356 for the quarter ended March 31, 2009.

In connection with this transaction, 144,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of September 17, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 299.55%, a contractual life of five years, a zero dividend rate, 4.21% risk free interest rate, and the fair value of common stock of $0.02 per share at date of grant, the Company determined the allocated fair value of the warrant to be $3,161. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this note. The warrant has been fully amortized as of March 31, 2009.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2009

The amortization is being recorded as interest expense and totaled $1,814 for the quarter ended March 31, 2009. The debt discount of $9,606 was reversed against additional-paid-in capital with beneficial conversion feature. The balance of the note as of March 31, 2009 was $6,702.

On October 28, 2008, the Company entered into a Promissory Note for $5,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 65%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $5,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $1,281 for the quarter ended March 31, 2009. The balance of the note was $658 as of March 31, 2009.

On April 3, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 50%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $10,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $911 for the quarter ended March 31, 2009. The debt discount of $1,953 was reversed against additional-paid-in capital with beneficial conversion feature. The balance of the note was $1,042 as of March 31, 2009.

On August 21, 2006, the Company issued a $250,000 convertible note payable with an interest rate of 10% to a shareholder and an entity owned by such shareholder in exchange for the retirement of the shareholder's Series B preferred stock and all related accrued interest. On March 14, 2007, the Note was amended with the monthly payments of $4,395 or more deferred until June 1, 2007 and the due date extended from August 30, 2007 to May 30, 2008. On March 26, 2007, the Note was bifurcated into two separate notes with all prior unpaid principal and interest rolled up into these two notes. On April 26, 2008, the parties agreed to extend the maturity of the note to June 30, 2009. At any time after giving notice, the Holder has the option to convert all or part of the remaining balance of the note into common stock of the Company based on 75% of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversion shall not exceed 4.99% of the then outstanding shares of common stock of the Company. A debt discount of $239,556 was calculated in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $0 for the quarter ended March 31, 2009 and for the period from inception to March 31, 2009.During the second quarter of 2007, one of the two notes was fully paid off and as of March 31, 2009 the principal balance on the remaining note was $66,107. The balance of on the remaining note is $66,107 as of March 31, 2009.

On August 1, 2008, the Company entered into a Promissory Note for $13,000 to be paid no later than August 1, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2009

$13,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $4,750 for the quarter ended March 31, 2009. The balance of the note was $2,684 as of March 31, 2009.

On February 27, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $7,209 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $1,234 for the quarter ended March 31, 2009. The balance of the note as of March 31, 2009 was $751.

On February 12, 2008, the Company entered into a Promissory Note for $25,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $23,847 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $4,435 for the quarter ended March 31, 2009. The balance of the note was $2,486 as of March 31, 2009.

On March 13, 2008, the Company entered into a Promissory Note for $20,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $20,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $3,848 for the quarter ended March 31, 2009. The balance of the note was $2,085 as of March 31, 2009.

On April 2, 2008, the Company entered into a Promissory Note for $25,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 50%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $25,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $4,879 for the quarter ended March 31, 2009. The balance of the note was $2,606 as of March 31, 2009.

On April 24, 2008, the Company entered into a Promissory Note for $70,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2009

Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $70,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $11,416 for the quarter ended March 31, 2009. The balance of the note was $7,296 as of March 31, 2009.

On November 21, 2007, the Company entered into a Convertible Promissory Note for $50,000 to be paid no later than November 21, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $50,603. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $18,083 gain as of the date of the amendment of the note. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $36,867 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. During the first quarter, the note holder converted a total of $4,000 in principal and interest payments.

In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of November 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 3.4% risk free interest rate, and the fair value of common stock of $0.0021 per share at date of grant, the Company determined the allocated fair value of the warrant to be $419. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense of $8,190 for the quarter ended March 31, 2009. The balance of the note as of March 31, 2009 was $5,472.

On May 8, 2007 the Company amended an earlier Promissory Note for $129,240 ($121,920 in principal and $7,320 accrued interest). Furthermore, on May 8, 2007 the Company bifurcated the Note and entered into two separate Notes: (i) one for $100,000 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $4,387 commencing July 1, 2007 with final payment July 1, 2009 and (ii) a second Note for $29,240 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $1,283 commencing July 1, 2007 with final payment July 1, 2009 (this second Note is payable to a shareholder). At any time after giving notice, the Holder has the option to convert all or part of the accrued interest and remaining principal of either note based on 70% of the average of the lowest 5 closing bid prices in the past 20 trading days immediately preceding such conversion so long as the total number of shares issued to Holder will be such that the number of shares beneficially owned by Holder will be less than 4.99% of the outstanding common shares of the Company. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. The Company has determined that these modified terms are substantially different than the original terms as defined in the Emerging Issues Task Force No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" ("EITF 96-19"), and, therefore, this renegotiation result in the recognition of a $129,240 loss as of the date of the amendment of the note. A debt discount of $73,977 was

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2009

calculated in accordance with EITF 00-27, and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $3,211 for the quarter ended March 31, 2009 and for the period from inception to March 31, 2009. During the fiscal year, the note Holders converted a total of $0 of principal and interest payments. As of March 31, 2009, the second note in the amount of $22,302 has been paid in full. The balance of the remaining note was $19,091 as of March 31, 2009.

On October 5, 2007, the Company entered into a Promissory Note for $60,000 to be paid no later than August 5, 2008 with an interest rate of 13.2%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 50%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $61,870. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation result in the recognition of a $25,524 loss as of the date of the amendment of the note. In relation to the convertible feature of this note, a debt discount of $32,828 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.

In connection with this transaction, 240,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of August 5, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 4.33% risk free interest rate, and the fair value of common stock of $0.014 per share at date of grant, the Company determined the allocated fair value of the warrant to be $3,358. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this note. The amortization is being recorded as interest expense of $4,067 as of the year ended March 31, 2009. The warrant has been fully amortized as of March 31, 2009. During the first quarter of 2009, the note holder converted a total of $7,478 in principal and interest payments. The balance of the note was $3,422 as of March 31, 2009.

On March 18, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $10,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $1,884 for the quarter ended March 31, 2009. The balance of the note was $1,042 as of March 31, 2009.

On October 29, 2008, the Company entered into a Promissory Note for $15,000 to be paid no later than October 29, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 65%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2009


such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $15,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $3,699 for the quarter ended March 31, 2009. The balance of the note was $1,315 as of March 31, 2009.

On November 30, 2007, the Company entered into a Convertible Promissory Note for $50,000 to be paid no later than November 30, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $50,240. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $47,842 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture.

In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of November 30, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 3.41% risk free interest rate, and the fair value of common stock of $0.012 per share at date of grant, the Company determined the allocated fair value of the warrant to be $2,398. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $8,783 for the quarter from inception to March 31, 2009. The balance of the note was $7,384 as of March 31, 009.

SHORT TERM NOTES PAYABLE

On April 5, 2008, the Company entered into a Promissory Note for $50,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $50,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $9,779 for the quarter ended March 31, 2009. The balance of the note was $5,212 as of March 31, 2009.

On April 5, 2008, the Company entered into a Promissory Note for $50,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $50,000 was calculated in accordance with EITF 00-27 and is being

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2009

amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $9,779 for the quarter ended March 31, 2009 and for the period from inception to March 31, 2009. The balance of the note was $5,212 as of March 31, 2009.

On July 8, 2008, the Company entered into a Promissory Note for $15,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $15,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $3,172 for the quarter ended March 31, 2009. The balance of the note was $1,564 as of March 31, 2009.

On April 5, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $10,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $1,956 for the quarter ended March 31, 2009. The balance of the note was $718 as of March 31, 2009.

On December 4, 2008, the Company entered into a Promissory Note for $20,500 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 65%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $882 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $2,483 for the quarter ended March 31, 2009 and for the period from inception to March 31, 2009. The balance of the note was $2,668 as of March 31, 2009.

On February 18, 2009, the Company entered into a non-interest bearing Promissory Note for $50,000 which is due on demand. There was no conversion feature in this promissory note.

NOTE 5: STOCKHOLDERS' EQUITY

PREFERRED STOCK

There were no issuances, amendments nor conversions to any of the classes of preferred stock for the quarter ended March 31, 2009.

During the first quarter of 2009, the Company received $50,000 as deposit for the subscription of preferred stock. The details of the issuance of preferred stock has not been determined as of the filing of this 10-Q.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2009

COMMON STOCK

During the quarter ended March 31, 2009, the Company issued a total of 363,289,530 shares of common stock valued at $38,668 for repayment of debt detailed in the following chart:

                     Number of       Aggregate
Date of Issue      Shares Issued    Sales Price        Nature of Transaction
-------------      -------------    -----------        ---------------------
 1/12/2009          37,389,530        $ 7,478     In exchange for debt repayment

 1/19/2009          35,000,000        $ 5,250     In exchange for debt repayment

 2/12/2009          39,900,000        $ 3,990     In exchange for debt repayment

 2/18/2009          35,000,000        $ 2,625     In exchange for debt repayment

 2/23/2009          45,000,000        $ 4,500     In exchange for debt repayment

 3/2/2009           45,000,000        $ 3,375     In exchange for debt repayment

 3/24/2009          40,000,000        $ 4,000     In exchange for debt repayment

 3/24/2009          40,000,000        $ 4,000     In exchange for debt repayment

 3/24/2009          46,000,000        $ 3,450     In exchange for debt repayment
                   -----------        -------

Total              363,289,530        $38,668
                   ===========        =======

NOTE 6: ACQUISITIONS AND INVESTMENTS

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

IBT plans to manufacture and sell light weight building panels used in construction all over the world. The building panels can be used in a variety of ways to erect buildings up to six stories tall without the need of a traditional wood or steel frame structure. It is also versatile in its use and can be used to create unique architectural design elements. Management believes that the Company's panel based building technology allows for the rapid, cost effective construction of residential, commercial, and high-rise buildings utilizing

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2009

materials  that  are  greater  in  strength  and   appearance,   economical  and
eco-friendly. Based on standard building codes prescribed by authorities worldwide, the Company's technology will meet and exceed the minimum requirements. Based on the panel technologies, the Company also provides customers with architectural design, panel supply, installation supervision, engineering, training, and technical support. IBT Hong Kong has already established business relationship in securing several contractual rights to do business in China.

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
                                                ===========

Goodwill is subject to an annual impairment test. The Company conducted an annual impairment test on goodwill and concluded that the impairment of $1,303,277 incurred as of December 31, 2008.

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2009

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

The purchase consideration to be paid by the Company to the Seller will be approximately U.S. $1,650,000, consisting of cash for up to 51% of the purchase consideration, and Convertible Promissory Notes representing the balance of the purchase consideration. At the Seller's option the notes are convertible into shares of the Company's common stock or preferred stock at a value equivalent to the notes.

NOTE 8: DERIVATIVE LIABILITY

As of March 31, 2009, the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 10,960,270,454 shares. The Company's Chief Executive Officer, Kenneth Yeung, holds 1,000,000 shares of Series C Preferred Stock that are convertible into 5,000,000,000 common shares of the Company.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant exceeds the fair value of common stock of $0.0004 per share on 3/31/2009. The remaining common stock equivalent of 5,960,270,454 shares has been accounted for as a derivative liability. Accordingly, the excess common stock equivalents exceeding the total common stock available for issue is marked to market through earnings at the end of each reporting period. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 321.50%, a contractual life of approximately 7 and half months, a zero dividend rate, 0.43% risk free interest rate, exercise price of $0.00019 and the fair value of common stock of $0.0004 per share as of March 31, 2009, the Company determined the allocated fair value of the derivative liability. The Company reflected an income of $80,755 in the quarter ended March 31, 2009 to adjust the derivative liability as of March 31, 2009, representing the initial fair value of excess common stock equivalents exceeding the total common stock available for issuance.

NOTE 9: SUBSEQUENT EVENTS

STOCK ISSUANCES

The Company issued the following Common Stocks after the end of the quarter ended March 31, 2009 and prior to the filing of these financial statements.

The Company issued 40,000,000 shares of common stock valued at $4,000 for repayment of debt in April 2009.

The Company issued 48,000,000 shares of common stock valued at $3,600 for repayment of debt in April 2009.

The Company issued 55,557,150 shares of common stock valued at $11,459 for repayment of debt in April 2009.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                       FORMERLY MOTORSPORTS EMPORIUM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2009

AMENDMENTS TO SERIES D, E AND F PREFERRED STOCK

In April 2009, amendments were made to the market price for series D, E and F preferred stock. The market price shall be computed as the arithmetic average of the 20 closing prices for such security during the last 20 consecutive trading days immediately preceding such date of determination. All such determinations to be appropriately adjusted for any stock dividend, stock split or other similar transaction during such period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     CAUTIONARY FORW6ARD - LOOKING STATEMENT

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

     Since discontinuing the prior business and re-entering the development stage as of April 1, 2007 the Company's results of operations has changed. There are no revenues during the current development stage as we are in the process of starting our manufacturing process.

     For the period ended March 31, 2009, Operating Expenses for current operations totaled $94,999, is $121,685 less than the period ended March 31, 2008's Operating Expenses of $216,684. The decrease of $121,685 in Operating Expenses between periods ended 2009 and 2008 is mainly due to the decrease in contract labor expenses and professional fees.

     The most significant change in our results of operations is the change in fair value of derivative. As of March 31, 2009, change in fair value of derivative resulting in a gain of $80,755. There was no such other income in the quarter ended March 2008. The decrease of $80,755 in the fair value of derivative is resulted from the liability of derivative were less than that at December 31, 2008. During the quarter ended March 31, 2009, the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 10,960,270,454 shares The Company's Chief Executive Officer, Kenneth Yeung, holds 1,000,000 shares of Series C Preferred Stock that are convertible into 5,000,000,000 common shares of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant exceeds the fair value of common stock of $0.0004 per share on March 31, 2009. The remaining common stock equivalent of 5,960,270,454 shares has been accounted for as a derivative liability. The fair value of the derivative of $2,057,207 was determined by utilizing the Black-Scholes valuation model.

     Other  significant  changes in our  results of  operations  are the loss on settlement and the loss on investment, which were $23,500 and $35,000 respectively in the quarter ended March 31, 2008. There were no such expenses in the quarter ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

     Our future success and viability is primarily dependent upon our ability to increase operating cash flows and develop new business opportunities.

     During the next 12 months, our foreseeable cash requirements will relate to continuing to develop the operations of our wholly owned subsidiaries and business divisions, maintaining our good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business venture. The acquisition of Wufeng Machinery Manufacturing Company will require the Company to pay approximately $1,500,000, consisting of 51% cash (including the $161,500 already paid as a down payment) and the balance will be represented by one or more convertible promissory notes.

     Additionally, we may experience a cash shortfall and be required to raise additional capital. In the three months ended March 31, 2008 we relied on funds from the sale of shares of stock and loans from our shareholders and private investors to finance our operations and growth. Management may raise additional capital through future public or private offerings of our stock or through loans from private investors, although there can be no assurance that we will be able to obtain such financing. Our failure to do so could have a material and adverse affect upon us and our shareholders.

     The chart  below  summarizes  our debt  (see Note 4 - Notes  Payable & Debt
Discounts  of  the  Consolidated   Financial  Statements  -  Notes  Payable  and
Beneficial Conversions):

Terms                                                                     Amount
-----                                                                     ------
SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:

-    10% Interest;  principal of $10,000;  convertible  to common          1,702
     stock based on 75% of average price; due on 9/3/2009, net of unamortized  discount related to the debt discount of $8,298
-    10% Interest;  principal of $115,878;  convertible to common         12,079
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $103,799
-    10% Interest;  principal of $11,000;  convertible  to common          1,571
     stock based on 75% of average price;  due on 10/9/2009,  net of  unamortized  discount  related to the debt  discount  of
     $9,429
-    10% Interest;  principal of $31,925;  convertible  to common         31,925
     stock based on 75% of average price; due on 12/31/2009,  net of unamortized discounted related to the debt discount of $0
-    10% Interest;  principal of $10,269;  convertible  to common          1,432
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $8,837
-    10% Interest;  principal of $12,500;  convertible  to common          1,303
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $11,197
-    10% Interest;  principal of $15,000;  convertible  to common          3,097
     stock based on 750% of average price;  due on 8/1/2009,  net of  unamortized  discount  related to the debt  discount  of
     $11,903
-    10% Interest;  principal of $32,016;  convertible  to common          3,337
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $28,679
-    10% Interest;  principal of $62,003;  convertible  to common          6,463
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $55,540
-    10% Interest;  principal of $10,642;  convertible  to common          1,109
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $9,533
-    10%  Interest;  principal of $9,458;  convertible  to common            986
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $8,472

-    10% Interest;  principal of $37,133;  convertible  to common          6,702
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $30,431
-    10%  Interest;  principal of $5,000;  convertible  to common            658
     stock based on 75% of average price; due on 10/28/2009,  net of  unamortized  discount  related to the debt  discount  of
     $4,342
-    10% Interest;  principal of $10,000;  convertible  to common          1,042
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $8,958
-    10% Interest;  principal of $66,107;  convertible  to common         66,107
     stock based on 75% of average price;  due on 6/30/2009,  net of unamortized discounted related to the debt discount of $0
-    10% Interest;  principal of $13,000;  convertible  to common          2,684
     stock based on 75% of average price; due on 8/1/2009, net of unamortized discount related to the debt discount of $10,316
-    10%  Interest;  principal of $7,209;  convertible  to common            751
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $6,458
-    10% Interest;  principal of $23,847;  convertible  to common          2,486
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $21,361
-    10% Interest;  principal of $20,000;  convertible  to common          2,085
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $17,915
-    10% Interest;  principal of $25,000;  convertible  to common          2,606
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $22,394
-    10% Interest;  principal of $70,000;  convertible  to common          7,296
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $62,704
-    10% Interest;  principal of $36,867;  convertible  to common          5,472
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $31,395
-    5%  Interest;  principal of $73,977;  convertible  to common         19,091
     stock based on 75% of average price; due on 7/1/2009, net of unamortized discount related to the debt discount of $73,976
-    10% Interest;  principal of $32,828;  convertible  to common          3,422
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $29,406
-    10% Interest;  principal of $10,000;  convertible  to common          1,042
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $8,958
-    10% Interest;  principal of $15,000;  convertible  to common          1,315
     stock based on 75% of average price; due on 10/29/2009,  net of  unamortized  discount  related to the debt  discount  of
     $13,685
-    10% Interest;  principal of $50,240;  convertible  to common          7,384
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $42,856
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                          $195,147
                                                                        --------

SHORT TERM NOTES PAYABLE :
-    10% Interest;  principal of $50,000;  convertible  to common          5,212
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $44,879
-    10% Interest;  principal of $50,000;  convertible  to common          5,212
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $44,788

-    10% Interest;  principal of $15,000;  convertible  to common          1,564
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $13,436
-    10% Interest;  principal of $10,000;  convertible  to common            718
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $9,282
-    10% Interest;  principal of $20,500;  convertible  to common          2,668
     stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $17,832
-    0% Interest; principal of $50,000; non-convertible to common         50,000
     stock; due on demand
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE                                          $ 65,374
                                                                        --------

PERIOD ENDED MARCH 31, 2009

     As of March 31, 2009, the Company's current assets were $198,310 and its current liabilities were $2,626,843, resulting in a working capital deficit of $2,428,533. As of March 31, 2009, current assets were comprised of (i) $35,799 in cash; (ii) $161,500 deposit on Wuhan Wufeng Machinery Company (iii) $1,011 in other current assets.

     As of March 31, 2009, current liabilities were comprised of (i) $2,057,207 in derivative liability; (ii) $195,147 in notes payable to stockholders and $65,374 in notes payable; (ii) $190,106 in accounts payable and accrued expenses, $69,009 of other amounts due to shareholders and investor deposits of $50,000.

     As of March 31, 2009,  the  Company's  total  assets were  $200,310 and its
total  liabilities  were  $2,626,843,   with  a  net  stockholder's  deficit  of
$2,426,533.

     For the three months ended March 31, 2008, net cash flows used in operating activities were ($65,707) compared to net cash flows used in operating activities of ($115,124), before the net cash used in and provided by discontinued operations, for the three months ended March 31, 2008. The increase of $49,417 during the twelve-month period ended March 31, 2009 was primarily due to the decrease of net loss and the non-cash change in fair value of derivative liability.

     For the three months ended March 31, 2009 and March 31, 2008, there were no cash outflows related to investment activities.

     For the twelve-month period ended March 31, 2009, net cash flows provided by financing activities was $100,000 compared to net cash flows provided by financing activities of $99,212 for the twelve-month period ended March 31, 2008. Cash inflows in 2009 consisted primarily of proceeds from the note payable and investor deposit.

     Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classifications of liabilities that might be necessary should we be unable to continue our operations.

     As of the date of this Quarterly Report, the Company has generated no revenues from operations since it entered the development stage on April 1, 2007. Therefore, the Company's auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management believes that it can maintain its status as a going concern based on its ability to raise funds pursuant to future public and private offerings and to obtain advances and minimize operating expenses by not duplicating or incurring needless expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

     We conducted an evaluation under the supervision and with the participation of our management, including Kenneth Yeung, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008, and again as of March 31, 2009, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 and again as of March 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control improvement which we had assessed as material weaknesses as of December 31, 2007 during its assessment of our internal control over financial reporting as follows:

     a.   We  did  not  have  formal  policies   governing  certain   accounting
          transactions and financial reporting procedures finalized as of December 31, 2007; and

     b. We did not have adequate segregation of duties that were mitigated over certain areas of our financial reporting process due to the size of the Company that we were on December 31, 2007.

     During 2008, we corrected the deficiency described in subparagraph a, immediately above. However, we did not have adequate segregation of duties (see the deficiency described in subparagraph b, immediately above) that were mitigated over certain areas of our financial reporting process as of December 31, 2008, and as of March 31, 2009, due to the lack of a sufficient number of employees to achieve proper segregation of duties.

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

     We did not have effective comprehensive entity-level internal controls specific to the structure of our board of directors and organization of critical committees. Due to our expected expansion, as disclosed in this report, without correcting this significant deficiency and ensuring that our board of directors has the proper oversight and committees are properly established, the control environment in subsequent years may not be effective.

     We have engaged a regionally-recognized independent consulting firm to assist management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer surmised that the Company has improved the effective internal control over financial reporting as of December 31, 2008 and as of March 31, 2009.

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

CONCLUSION

     The above identified improvement, material weaknesses and deficiency did not result in material audit adjustments to our 2008 financial statements or to the financial statements for the quarter ended March 31, 2009. However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

     In light of the identified material weaknesses, management, performed (1) significant additional substantive review of those areas described above, and
(2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-Q fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended March 31, 2009, Mr. Sam Kan, Certified Public Accountant, replaced Mr. Clayton Lee as the accounting consultant acting as our accounting controller. Mr. Micky Lo, Certified Public Accountant, was also retained to assist the Company with certain accounting functions. The changes noted above, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS.

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Since December 31, 2008, the Company has issued the following securities without registration under the Securities Act of 1933:

                     Number of           Aggregate              Nature of
Date of Issue      Shares Issued        Sales Price           Transaction
-------------      -------------        -----------           -----------

1/12/2009           37,389,530          $ 7,477.90         Debt cancellation
1/19/2009           35,000,000          $ 5,250.00         Debt cancellation
2/12/2009           39,900,000          $ 3,990.00         Debt cancellation
2/18/2009           35,000,000          $ 2,625.00         Debt cancellation
2/23/2009           45,000,000          $ 4,500.00         Debt cancellation
3/2/2009            45,000,000          $ 3,375.00         Debt cancellation
3/24/2009           40,000,000          $ 4,000.00         Debt cancellation
3/24/2009           40,000,000          $ 4,000.00         Debt cancellation
3/24/2009           46,000,000          $ 3,450.00         Debt cancellation
4/6/2009            40,000,000          $ 4,000.00         Debt cancellation
4/21/2009           55,557,150          $11,450            Debt cancellation
4/21/2009           48,000,000          $ 3,600            Debt cancellation

     Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS.

     See Exhibit  Index below for  exhibits  required by Item 601 of  regulation
S-K.

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

31.1**         Certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**         Certification under Section 906 of Sarbanes-Oxley Act of 2002.

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

                                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.


Date: May 15, 2009               /s/ Kenneth Yeung
                                 -----------------------------------------------
                                 Kenneth Yeung
                                 President, Chief Executive Officer and
                                 Chief Financial Officer (Principal
                                 Accounting, Executive and Financial Officer)