Form 10-Q
period 2009-06-30
International Building Technologies Group, Inc.
filed 2009-08-18
CIK 1075993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2009
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2009, there were 1,644,005,113 outstanding shares of the Registrant's Common Stock, $0.00001 par value.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                               REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2009

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION.............................................    3

Item 1.  Financial Statements..............................................    3

         Condensed Consolidated Balance Sheets.............................    3

         Condensed Consolidated Statements of Operations...................    5

         Condensed Consolidated Statements of Cash Flows...................    7

         Notes.............................................................    9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................   27

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........   30

Item 4.  Controls and Procedures...........................................   30

PART II - OTHER INFORMATION................................................   34

Item 1.  Legal Proceedings.................................................   34

Item 1A. Risk Factors......................................................   34

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......   34

Item 3.  Defaults Upon Senior Securities...................................   34

Item 4.  Submission of Matters to a Vote of Security Holders...............   34

Item 5.  Other Information.................................................   34

Item 6.  Exhibits..........................................................   34

SIGNATURES.................................................................   39

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   June 30,         December 31,
                                                     2009              2008
                                                   --------          --------
                                                  (Unaudited)
                     ASSETS

Cash                                               $    295          $  1,567
Deposit on Wuhan Wufeng Machinery Company           161,500           161,500
Other current assets                                  1,011             2,874
                                                   --------          --------
      Total current assets                          162,806           165,941
                                                   --------          --------

Other assets                                          2,000             2,000
                                                   --------          --------

      Total assets                                 $164,806          $167,941
                                                   ========          ========


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                           June 30,             December 31,
                                                                             2009                  2008
                                                                          -----------           -----------
                                                                          (Unaudited)
               LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY

LIABILITIES
  Accounts payable and accrued expenses                                   $   253,138           $   176,550
  Accrued expenses - related parties                                          108,170                43,716
  Derivative liability                                                        728,030             2,137,962
  Line of credit                                                                2,802                    --
  Investor deposit                                                             50,000                    --
  Notes payable, net                                                           51,900                71,335
  Notes payable to shareholders, net                                          381,381               566,942
                                                                          -----------           -----------
Total current liabilities                                                   1,575,421             2,996,505
                                                                          -----------           -----------
COMMITMENTS & CONTINGENCIES                                                        --                    --

MINORITY INTEREST                                                                  --                    --

STOCKHOLDERS' (DEFICIT) EQUITY
  Preferred A stock, $250 par value, 10,000 shares authorized;
   96 shares issued and outstanding                                            24,000                24,000
  Preferred C stock, no par value, 1,000,000 shares authorized;
   1,000,000 and 200,000 shares issued and outstanding                          1,000                 1,000
  Preferred D stock,  $.001 par value, 10,000,000 shares authorized;
   85,000 and 35,000 shares issued and outstanding                                 85                    35
  Preferred E stock, $.001 par value, 50,000,000 shares authorized;
   28,000 shares issued and outstanding                                            25                    25
  Preferred F stock, $.001 par value, 3,000,000 shares authorized;
   20,000 and 0 shares issued and outstanding                                      20                    20
  Common stock; $.00001 par value, 1,950,000,000 shares authorized;
   1,508,567,921 and 747,853,494 issued and outstanding                        15,086                 7,478
  Additional paid-in capital                                                9,398,758             8,556,173
  Accumulated deficit - Prior to reentering development stage              (5,534,336)           (5,534,336)
  Accumulated deficit - From inception of reentering development
   stage on 4/1/2007                                                       (5,315,012)           (5,882,785)
  Other comprehensive income / (loss)                                            (241)                 (174)
                                                                          -----------           -----------
Total stockholders' (deficit) equity                                       (1,410,615)           (2,828,564)
                                                                          -----------           -----------

Total liabilities and stockholders' (deficit) equity                      $   164,806           $   167,941
                                                                          ===========           ===========


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                                                                Cumulative Since
                                                                                                                  Re-entering
                                                                                                                  Development
                                                 Three Months Ended June 30,      Six Months Ended June 30,          Stage
                                                ----------------------------    ----------------------------       4/01/2007 -
                                                   2009             2008           2009             2008           6/30/2009
                                                -----------      -----------    -----------      -----------      -----------
Retail sales                                    $        --      $        --    $        --      $        --      $        --
Cost of sales                                            --               --             --               --               --
                                                -----------      -----------    -----------      -----------      -----------
Revenues                                                 --               --             --               --               --
                                                -----------      -----------    -----------      -----------      -----------
Operating expenses:
  Selling, general and administrative               128,956          131,930        223,955          347,879        1,491,912
  Depreciation and amortization                          --              154             --              889        1,306,935
                                                -----------      -----------    -----------      -----------      -----------
Total operating expenses                            128,956          132,084        223,955          348,768        2,798,847
                                                -----------      -----------    -----------      -----------      -----------
Operating loss                                     (128,956)        (132,084)      (223,955)        (348,768)      (2,798,847)
                                                -----------      -----------    -----------      -----------      -----------
Other income (expense):
  Interest income                                        --                3             --               22              374
  Interest expense                                 (363,467)        (171,833)      (561,929)        (375,949)      (1,658,247)
  Loss on settlement                                     --               --             --          (23,500)         (23,500)
  Loss on investment                                     --               --             --          (35,000)         (35,000)
  Gain/(Loss) on extinguishment of debt             (26,275)              --        (56,275)              --          (44,978)
  Gain on disposal of assets                             --               --             --               --            2,565
  Change in fair value of derivative liability    1,329,177               --      1,409,932               --         (728,030)
  Minority interest in net loss of subsidiary            --               --             --               --           15,000
  Other income (expense)                                 --              450             --              500            3,810
  Other expense                                          --               --             --               --               --
                                                -----------      -----------    -----------      -----------      -----------
Total other income (expense)                        939,435         (171,380)       791,728         (433,927)      (2,468,006)
                                                -----------      -----------    -----------      -----------      -----------

Income /(Loss) from continuing operations       $   810,479      $  (303,464)   $   567,773      $  (782,695)     $(5,266,853)
                                                -----------      -----------    -----------      -----------      -----------


     See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                                   (CONTINUED)

                                                                                                                   Cumulative Since
                                                                                                                      Re-entering
                                                                                                                      Development
                                           Three Months Ended June 30,             Six Months Ended June 30,             Stage
                                        ---------------------------------     ---------------------------------        4/01/2007 -
                                             2009               2008               2009               2008             6/30/2009
                                        --------------     --------------     --------------     --------------     --------------

Income /(Loss) from continuing
 operations                             $      810,479     $     (303,464)    $      567,773     $     (782,695)    $   (5,266,853)
                                        --------------     --------------     --------------     --------------     --------------
Discontinued operations:
  Income (loss) from operations of
   discontinued business                            --                 --                 --                 --            (20,063)
  Income (loss) on disposal of assets               --                 --                 --                 --             61,058
                                        --------------     --------------     --------------     --------------     --------------
Income (loss) on discontinued
 operations                                        --                 --                 --                 --             40,995
                                        --------------     --------------     --------------     --------------     --------------
Net income / (loss)                            810,479           (303,464)           567,773           (782,695)        (5,225,858)

Preferred dividend                                  --             (9,292)                --             (9,292)           (89,154)
                                        --------------     --------------     --------------     --------------     --------------
Net loss attributable to common
 shareholders                                  810,479           (312,756)           567,773           (791,987)        (5,315,012)
                                        --------------     --------------     --------------     --------------     --------------
Other comprehensive income
  Foreign Currency Translation                      (6)                (2)               (67)                 4               (241)
                                        --------------     --------------     --------------     --------------     --------------
Comprehensive loss                      $      810,473     $     (312,758)    $      567,706     $     (791,983)    $   (5,315,253)
                                        ==============     ==============     ==============     ==============     ==============

Net income /(loss) per common share -
basic and diluted
  Continuing operations                 $       0.0045     $      (0.0016)    $       0.0005     $      (0.0056)
                                        ==============     ==============     ==============     ==============
  Discontinued operations               $           --     $           --     $           --     $           --
                                        ==============     ==============     ==============     ==============
  Net Income (loss) per common share    $       0.0045     $      (0.0016)    $       0.0005     $      (0.0056)
                                        ==============     ==============     ==============     ==============
  Net Income per diluted share          $       0.0004     $           --     $       0.0003     $           --
                                        ==============     ==============     ==============     ==============

Weighted average common shares
outstanding:
  Basic                                    179,188,651        194,376,085      1,066,138,627        140,693,291
                                        ==============     ==============     ==============     ==============
  Diluted                                1,950,000,000                 --      1,950,000,000                 --
                                        ==============     ==============     ==============     ==============


     See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                                          Cumulative Since
                                                                                                             Re-entering
                                                                                                             Development
                                                                         Six Months Ended June 30,              Stage
                                                                    ---------------------------------         4/01/2007 -
                                                                       2009                  2008             6/30/2009
                                                                    -----------           -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income /(loss) from continuing operations                     $   567,773           $  (782,695)       $(5,315,012)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                            --                   889              3,660
     Impairment of goodwill                                                  --                    --          1,303,277
     Amortization of debt discounts                                          --                42,382            128,933
     Loss /(Gain) on extinguishment of debt                              56,275                    --            (14,568)
     Loss on Investment in Rosetop Project                                   --                35,000             35,000
     Interest expense associated with beneficial conversion feature     512,693               287,633          1,362,510
     Change in fair value of derivative liability                    (1,409,932)                   --            728,030
     Director stock based compensation                                       --                    --             50,000
     Common stock issued for services                                        --               118,358            394,519
     Common stock issued for settlement                                      --                13,500             13,500
     Gain on disposal of equipment                                           --                    --             (2,565)
     Minority interest in net loss of subsidiary                             --                    --            (15,000)
     Changes in assets and liabilities:
     Prepaid expenses and other assets                                    1,863                (1,858)               529
     Accounts payable and accrued expenses                              167,321                (1,851)           482,071
                                                                    -----------           -----------        -----------
        Net cash used in continuing operations                         (104,007)             (288,642)          (845,116)
        Net income (loss) from discontinued operations                       --                    --             40,995
        Net cash provided by (used in) discontinued operations               --                    --            (83,796)
                                                                    -----------           -----------        -----------
        Net cash used in operating activities                          (104,007)             (288,642)          (887,917)
                                                                    -----------           -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on investment                                                      --                    --           (161,500)
                                                                    -----------           -----------        -----------
        Net cash used in continuing operations                               --                    --           (161,500)
                                                                    -----------           -----------        -----------
        Net cash provided by in investing activities                         --                    --           (161,500)
                                                                    -----------           -----------        -----------


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                   (CONTINUED)

                                                                                                           Cumulative Since
                                                                                                              Re-entering
                                                                                                              Development
                                                                         Six Months Ended June 30,               Stage
                                                                     ---------------------------------         4/01/2007 -
                                                                        2009                  2008             6/30/2009
                                                                     -----------           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                                   --                22,500              80,000
  Proceeds from notes payable                                                 --               287,500             628,876
  Proceeds from line of credit                                             2,802                    --               2,802
  Proceeds from investor deposit                                          50,000                    --              50,000
  Repayments of notes payable                                                 --                (5,037)            (34,448)
  Proceeds from issuance of preferred stock                               50,000                20,000              70,800
  Proceeds from issuance of common stock                                      --                57,000             180,464
  Proceeds from issuance of common stock for asset purchase                   --                32,000               6,206
  Proceeds from exercise of stock options                                     --                    --               4,375
                                                                     -----------           -----------         -----------
        Net cash provided by financing activities                        102,802               413,963             989,075
                                                                     -----------           -----------         -----------

Effect of exchange rate changes on cash                                      (67)                    4                (241)

Cash and cash equivalents:
  Increase (decrease) in cash                                             (1,272)              125,325             (60,583)

CASH, beginning of period                                                  1,567                32,970              60,878
                                                                     -----------           -----------         -----------
CASH, end of period                                                  $       295           $   158,295         $       295
                                                                     ===========           ===========         ===========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                             $        57           $       320         $       980

Non-cash discontinued operation activities:
  Employee stock based compensation                                  $        --           $        --         $    30,698
  Issuance of common stock for debt                                  $    38,668           $        --         $   428,028

Non-cash financing and investing activities:
  Issuance of note for accrued expenses                              $        --           $    40,000         $   201,026
  Issuance of common stock for services                              $        --           $    56,695         $    76,350
  Issuance of common stock for payment of debt                       $    76,876           $   130,516         $   521,704
  Issuance of common stock for settlement                            $        --           $    13,500         $    13,500
  Issuance of Preferred E Stock for deposit on the Rosetop Project   $        --           $        --         $   350,000
  Cancelation of Rosetop project and related Preferred E Stock       $        --           $  (315,000)        $  (315,000)
  Issuance of common stock for Purchase of Company                   $        --           $        --         $ 1,300,000


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2009


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

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K. Operating results for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2009


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

Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for the nine months ended June 30, 2009 and 2008 (denoted in Hong Kong dollars per one U.S. dollar):

                                                           2009            2008
                                                          ------          ------
     Current exchange rate at June 30, HKD                7.7507          7.7819

     Weighted average exchange rate                       7.7507          7.7943

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies have not changed from the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2: MATERIAL EVENTS

AMENDMENT OF THE CONVERSION RATES OF THE CONVERTIBLE PROMISSORY NOTES

On July 10, 2009, the Company made the decision to rescind the Stock Sale and Purchase Agreement that signed with Wuhan Interpower Co. Ltd on April 17, 2008. The Company believes that the decision was made for the best interest of the company and the investors. The Company has requested that Wuhan Interpower Co., Ltd. immediately refund the US$161,500. According to the correspondence being exchanged recently, as of July 31, 2009, Wuhan Interpower Co., Ltd. has neither agreed to fully refund of US$161,500 nor refused to do so, despite our several requests in writings. The Company is going to seek legal assistance in China to recover the said amount plus interest.

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. As of June 30, 2009, the Company has incurred net losses from operations prior to reentering the development stage and has a stockholders' deficit of $5,534,336. Since the inception of reentering the development stage on April 1, 2007, the Company has a stockholders' deficit of $1,410,615 as of June 30, 2009. The Company has a working capital deficit of

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2009


$1,412,615 as of June 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Meanwhile, the Company is in negotiations of entering into Memorandum of Understanding (MOUS) with a major steel structure contractor in China, together with two U.S. companies in the business of light steel structures and steel construction material, to form Joint Venture companies to manufacture, supply and install the steel structure products to the projects in China, including the Suijiang New Town projects, as well the projects in the earthquake regions of Sichuan and Yunnan Provinces. Other than as a partner and investor in the possible Joint Venture companies, the Company will also be directly involved with the management and coordination of the Joint Venture companies, as well the projects in China.

The Company believes that as a partner of the Joint Venture companies, the coming projects will not only bring in revenue to the Company but also add solid assets from the percentage of share of the Joint Venture companies that the Company will own. The Company believes that it will maintain stable income by providing management and coordination to the Joint Venture companies and the projects in China, as well the profit sharing from the Joint Ventures companies in accordance to the percentage that the Company will own.

In the past six months, the Company funded operations through debt and securities issuances. For the rest of the fiscal year of 2009, the Company plans to continue to fund the Company through debt and securities until the Company generates revenues through operations as stated above.

NOTE 4: DILUTED EARNINGS PER SHARES

The notes payable with beneficial conversion feature has been taken into consideration in computing the diluted earnings per share. These notes are assumed to converted, which increases the weighted average of outstanding shares upon which diluted share earnings are computed. The diluted weighted average common shares outstanding are 12,665,370,152 as if all the notes were converted. However, the maximum authorized shares issued and outstanding are 1,950,000,000. Therefore, the weighted average diluted shares are 1,950,000,000.

NOTE 5: NOTES PAYABLE & DEBT DISCOUNTS

The chart below summarizes the Notes Payable & Debt Discounts of the Company as of June 30, 2009. This chart is to be reviewed in conjunction with the details following the chart.

Terms                                                                     Amount
-----                                                                     ------
SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:
     10%  Interest;  principal of $6,597;  convertible  to common stock based on 75% of average price; due on 9/3/2009, net of
     unamortized  discount related to the debt discount of $2,153          4,444
     10% Interest;  principal of $110,802;  convertible to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $72,951                                                              37,851

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2009


     10% Interest;  principal of $11,000;  convertible  to common stock based on 75% of average price;  due on 10/9/2009,  net of  unamortized  discount  related to the debt  discount  of
     $5,151                                                                5,849
     10% Interest;  principal of $31,925;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         31,925
     10% Interest;  principal of $10,269;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $5,026                                                                5,243
     10% Interest;  principal of $12,500;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $8,341                                                                4,159
     10% Interest;  principal of $15,000;  convertible  to common stock based on 75% of average price; due on 8/1/2009, net of
     unamortized  discount related to the debt discount of $3,277         11,723
     10% Interest;  principal of $32,017;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $21,449                                                              10,567
     10% Interest;  principal of $51,239;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $35,306                                                              15,933
     10% Interest;  principal of $10,642;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $7,129                                                                3,512
     10%  Interest;  principal of $9,458;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $6,001                                                                3,457
     10% Interest;  principal of $37,133;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $21,152                                                              15,981
     10%  Interest;  principal of $5,000;  convertible  to common stock based on 75% of average price; due on 10/28/2009,  net of  unamortized  discount  related to the debt  discount  of
     $2,552                                                                2,448
     10% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $6,543                                                                3,457
     10% Interest;  principal of $47,984;  convertible  to common stock based on 75% of average price;  due on 6/30/2009,  net
     of unamortized discounted related to the debt discount of $0         47,984
     10% Interest;  principal of $13,000;  convertible  to common stock based on 75% of average price; due on 8/1/2009, net of
     unamortized  discount related to the debt discount of $2,840         10,160
     10%  Interest;  principal of $7,209;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $4,514                                                                2,695
     10% Interest;  principal of $23,847;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $14,749                                                               9,098
     10% Interest;  principal of $20,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $13,156                                                               6,844

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2009


     10% Interest;  principal of $25,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $16,361                                                               8,639
     10% Interest;  principal of $70,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $45,555                                                              24,445
     10% Interest;  principal of $36,867;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $22,783                                                              14,084
     5%  Interest;  principal of $73,977;  convertible  to common stock based on 75% of average price; due on 7/1/2009, net of
     unamortized  discount  related to the debt  discount of $606         73,371
     10% Interest;  principal of $22,263;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $20,926                                                               1,337
     10% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $6,570                                                                3,430
     10% Interest;  principal of $15,000;  convertible  to common stock based on 75% of average price; due on 10/29/2009,  net of  unamortized  discount  related to the debt  discount  of
     $10,275                                                               4,725
     10% Interest;  principal of $50,240;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $32,220                                                              18,020
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                          $381,381
                                                                        --------
SHORT TERM NOTES PAYABLE :
     10% Interest;  principal of $50,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $32,696                                                              17,304
     10% Interest;  principal of $50,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $32,698                                                              17,302
     10% Interest;  principal of $15,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $9,575                                                                5,425
     10% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $6,865                                                                3,135
     10% Interest;  principal of $20,500;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $11,766                                                               8,734
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE                                          $ 51,900
                                                                        --------

SHORT TERM NOTE PAYABLE - SHAREHOLDERS

On September 3, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than September 3, 2009 with an interest rate of 10%. Before February 27, 2009, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest five closing bid prices in the past 10 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. On February

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2009


27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $10,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $6,597 for the quarter ended June 30, 2009. The balance of the note was $4,444 as of June 30, 2009.

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

In connection with this transaction, 490,000 warrants to purchase shares of the common stock of the Company at $0.25 were issued with an expiration date of May 20, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $47,759. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled had been fully amortized as of March 31, 2009. The warrant amortization totaled $47,759 as of the quarter ended March 31, 2009. During the quarter, the note Holder converted a total of $0 of principal and interest payments. The amortization is being recorded as interest expense and totaled $31,550 for the quarter ended June 30, 2009. As of June 30, 2009, the balance of the note was $37,851.

On October 9, 2008, the Company entered into a Promissory Note for $11,000 to be paid no later than October 9, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest five closing bid prices in the past 10 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2009


the convertible feature of this note, a debt discount of $11,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $4,469 for the quarter ended June 30, 2009. The balance of the note is $5,849 as of June 30, 2009.

On May 22, 2007 the  Company  entered  into a  Convertible  Promissory  Note for
$50,000 to be paid no later than March 21, 2008 with 11% interest rate per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $37,649 gain as of the date of the amendment of the note. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $50,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $0 for the quarter ended June 30, 2009.

In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.76% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $19,494. The Company has recorded this amount as a debt discount and is amortizing it over the term of this Note. The amortization is being recorded as interest expense and has been fully amortized as of June 30, 2009. The warrant amortization totaled $19,494 as of the quarter ended March 31, 2009. The balance of the note as of June 30, 2009 is $31,925.

On September 17, 2007, the Company entered into a Convertible Promissory Note for $30,000 to be paid no later than August 28, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $30,629. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $10,433 gain as of the date of the amendment of the note. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $13,735 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $144 for the quarter ended June 30, 2009. The debt discount of $765 was reversed against additional-paid-in capital with beneficial conversion feature. During the first quarter, the note holder converted a total of $4,000 in principal and interest payments.

In connection with this transaction, 120,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of September 17, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 299.55%, a contractual life of five years, a zero dividend rate, 4.21% risk free interest rate, and the fair value of common stock of $0.02 per share at date of grant, the Company determined the allocated fair value of the warrant to be $2,634. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $4,071 for the quarter ended June 30, 2009. The warrant has been fully amortized as of March 31, 2009. The balance of the note as of June 30, 2009 is $5,243.

On January 16, 2008, the Company entered into a Promissory Note for $12,500 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $12,500 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $3,705 for the quarter ended June 30, 2009. The balance of the note is $4,159 as of June 30, 2009.

On August 1, 2008, the Company entered into a Promissory Note for $15,000 to be paid no later than August 1, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $15,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $8,806 for the year ended June 30, 2009. The balance of the note is $11,723 as of June 30, 2009.

On May 21, 2007, the Company entered into a Promissory Note for $30,000 to be paid no later than March 20, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 50%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $32,017. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. In relation to the convertible feature of this note, a debt discount of $32,017 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $7,645 for the quarter ended June 30, 2009 and for the period from inception to June 30, 2009. Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May 21, 2007 to assume the note and entered into a promissory note with the lender. The Note is secured with the Preferred Series C shares owned by the President.

In connection with this transaction, 120,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 20, 2012. Utilizing the Black-Scholes valuation model and the following assumptions:

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2009


estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $11,696. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The warrant amortization totaled $9,490 as of the quarter ended June 30, 2009.The balance of the note is $10,567 as of June 30, 2009.

On May 21, 2007, the Company entered into a Promissory Note for $97,500 to be paid no later than May 20, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 50%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $104,054. The Company has determined that these modified terms are not substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did not result in the recognition of a gain or loss. In relation to the convertible feature of this note, a debt discount of $62,003 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $11,463 for the quarter ended June 30, 2009.

In connection with this transaction, 390,000 warrants to purchase the common stock of the Company at $0.25 were issued with an expiration date of May 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $38,012. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and was fully amortized as of the second quarter 2008. The warrant amortization totaled $38,012 as of the quarter ended June 30, 2009. During the first quarter of 2009, the note Holder converted a total of $21,905 of principal and interest payments. As of June 30, 2009, the balance of the note was $15,933.

On June 1, 2007, the Company entered into a Promissory Note for $10,000 to be paid no later than June 1, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 50%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $10,642. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation result in the recognition of a $4,511 loss as of the date of the amendment of the note. In relation to the convertible feature of this note, a debt discount of $10,642 was

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2009


calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $3,154 for the quarter ended June 30, 2009. The balance of the note was $3,512 as of June 30, 2009.

On January 16, 2008, the Company entered into a Promissory Note for $17,500 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 28, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $9,458 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $2,803 for the quarter ended June 30, 2009. The balance of the note as of June 30, 2009 is $3,457.

On September 17, 2007, the Company entered into a Convertible Promissory Note for $36,000 to be paid no later than August 28, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $37,133. The Company has determined that these modified terms are substantially different than the original terms as defined in EITF 96-19, and, therefore, this renegotiation did result in the recognition of a $11,913 gain as of the date of the amendment of the note. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $33,972 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $5,356 for the quarter ended June 30, 2009.

In connection with this transaction, 144,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of September 17, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 299.55%, a contractual life of five years, a zero dividend rate, 4.21% risk free interest rate, and the fair value of common stock of $0.02 per share at date of grant, the Company determined the allocated fair value of the warrant to be $3,161. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this note. The warrant has been fully amortized as of June 30, 2009.

The amortization is being recorded as interest expense and totaled $10,070 for the quarter ended June 30, 2009. The debt discount of $9,606 was reversed against additional-paid-in capital with beneficial conversion feature. The balance of the note as of June 30, 2009 was $15,981.

On October 28, 2008, the Company entered into a Promissory Note for $5,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 65%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $5,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $1,872 for the quarter ended June 30, 2009. The balance of the note was $2,448 as of June 30, 2009.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2009


On April 3, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 50%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $10,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $2,964 for the quarter ended June 30, 2009. The debt discount of $1,953 was reversed against additional-paid-in capital with beneficial conversion feature. The balance of the note was $3,457 as of June 30, 2009.

On August 21, 2006, the Company issued a $250,000 convertible note payable with an interest rate of 10% to a shareholder and an entity owned by such shareholder in exchange for the retirement of the shareholder's Series B preferred stock and all related accrued interest. On March 14, 2007, the Note was amended with the monthly payments of $4,395 or more deferred until June 1, 2007 and the due date extended from August 30, 2007 to May 30, 2008. On March 26, 2007, the Note was bifurcated into two separate notes with all prior unpaid principal and interest rolled up into these two notes. On April 26, 2008, the parties agreed to extend the maturity of the note to June 30, 2009. At any time after giving notice, the Holder has the option to convert all or part of the remaining balance of the note into common stock of the Company based on 75% of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversion shall not exceed 4.99% of the then outstanding shares of common stock of the Company. A debt discount of $239,556 was calculated in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $0 for the quarter ended June 30, 2009 and for the period from inception to June 30, 2009. Since the beneficial conversion feature discount has been fully amortization, the loss of extinguishment of $26,275 is recorded for the quarter ended June 30, 2009. During the second quarter of 2007, one of the two notes was fully paid off and as of June 30, 2009 the principal balance on the remaining note was $66,107. The balance of on the remaining note is $47,984 as of June 30, 2009.

On August 1, 2008, the Company entered into a Promissory Note for $13,000 to be paid no later than August 1, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $13,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $7,632 for the quarter ended June 30, 2009. The balance of the note was $10,160 as of June 30, 2009.

On February 27, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $7,209 was calculated in accordance with EITF 00-27 and is being

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2009


amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $2,137 for the quarter ended June 30, 2009. The balance of the note as of June 30, 2009 was $2,695.

On February 12, 2008, the Company entered into a Promissory Note for $25,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $23,847 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $7,069 for the quarter ended June 30, 2009. The balance of the note was $9,098 as of June 30, 2009.

On March 13, 2008, the Company entered into a Promissory Note for $20,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $20,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $5,928 for the quarter ended June 30, 2009. The balance of the note was $6,844 as of June 30, 2009.

On April 2, 2008, the Company entered into a Promissory Note for $25,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 50%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $25,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $7,410 for the quarter ended June 30, 2009. The balance of the note was $8,639 as of June 30, 2009.

On April 24, 2008, the Company entered into a Promissory Note for $70,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $70,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $20,749 for the quarter ended June 30, 2009. The balance of the note was $24,445 as of June 30, 2009.

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2009


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

In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of November 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 3.4% risk free interest rate, and the fair value of common stock of $0.0021 per share at date of grant, the Company determined the allocated fair value of the warrant to be $419. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense of $10,928 for the quarter ended June 30, 2009. The balance of the note as of June 30, 2009 was $14,084.

On May 8, 2007 the Company amended an earlier Promissory Note for $129,240 ($121,920 in principal and $7,320 accrued interest). Furthermore, on May 8, 2007 the Company bifurcated the Note and entered into two separate Notes: (i) one for $100,000 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $4,387 commencing July 1, 2007 with final payment July 1, 2009 and (ii) a second Note for $29,240 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $1,283 commencing July 1, 2007 with final payment July 1, 2009 (this second Note is payable to a shareholder). At any time after giving notice, the Holder has the option to convert all or part of the accrued interest and remaining principal of either note based on 70% of the average of the lowest 5 closing bid prices in the past 20 trading days immediately preceding such conversion so long as the total number of shares issued to Holder will be such that the number of shares beneficially owned by Holder will be less than 4.99% of the outstanding common shares of the Company. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. The Company has determined that these modified terms are substantially different than the original terms as defined in the Emerging Issues Task Force No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" ("EITF 96-19"), and, therefore, this renegotiation result in the recognition of a $129,240 loss as of the date of the amendment of the note. A debt discount of $73,977 was calculated in accordance with EITF 00-27, and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $54,290 for the quarter ended June 30, 2009 and for the period from inception to June 30, 2009. During the fiscal year, the note Holders converted a total of $0 of principal and interest payments. As of June 30, 2009, the second note in the amount of $22,302 has been paid in full. The balance of the remaining note was $73,371 as of June 30, 2009.

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2009


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

In connection with this transaction, 240,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of August 5, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 4.33% risk free interest rate, and the fair value of common stock of $0.014 per share at date of grant, the Company determined the allocated fair value of the warrant to be $3,358. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this note. The amortization is being recorded as interest expense of $13,210 as of the year ended June 30, 2009. The warrant has been fully amortized as of June 30, 2009. During the first quarter of 2009, the note holder converted a total of $7,478 in principal and interest payments. The balance of the note was $1,337 as of June 30, 2009.

On March 18, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $10,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $2,964 for the quarter ended June 30, 2009. The balance of the note was $3,430 as of June 30, 2009.

On October 29, 2008, the Company entered into a Promissory Note for $15,000 to be paid no later than October 29, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 65%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $15,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $3,740 for the quarter ended June 30, 2009. The balance of the note was $4,725 as of June 30, 2009.

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2009


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

In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of November 30, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 3.41% risk free interest rate, and the fair value of common stock of $0.012 per share at date of grant, the Company determined the allocated fair value of the warrant to be $2,398. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $14,181 for the quarter from inception to June 30, 2009. The balance of the note was $18,020 as of June 30, 009.

SHORT TERM NOTES PAYABLE

On April 5, 2008, the Company entered into a Promissory Note for $50,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $50,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $14,821 for the quarter ended June 30, 2009. The balance of the note was $17,304 as of June 30, 2009.

On April 5, 2008, the Company entered into a Promissory Note for $50,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $50,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $14,821 for the quarter ended June 30, 2009 and for the period from inception to June 30, 2009. The balance of the note was $17,302as of June 30, 2009.

On July 8, 2008, the Company entered into a Promissory Note for $15,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $15,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $4,446 for the quarter ended June 30, 2009. The balance of the note was $5,425 as of June 30, 2009.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2009


On April 5, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $10,000 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $2,964 for the quarter ended June 30, 2009. The balance of the note was $3,135 as of June 30, 2009.

On December 4, 2008, the Company entered into a Promissory Note for $20,500 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 65%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $882 was calculated in accordance with EITF 00-27 and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $6,663 for the quarter ended June 30, 2009 and for the period from inception to June 30, 2009. The balance of the note was $8,734 as of June 30, 2009.

LINE OF CREDIT

The Company has a revolving line of credit from a bank, with 18% Interest. The interest payment was $57 for the quarter ended June 30, 2009. The balance of the line was $2,802 as of June 30, 2009.

NOTE 6: STOCKHOLDERS' EQUITY

PREFERRED STOCK

AMENDMENTS TO SERIES D, E, AND F PREFERRED STOCK

On April 20, 2009, amendments were made to the market price for series D, E and F preferred stock. The market price shall be computed as the arithmetic average of the 20 closing prices for such security during the last 20 consecutive trading days immediately preceding such date of determination. All such determinations to be appropriately adjusted for any stock dividend, stock split or other similar transaction during such period.

On April 20, 2009, the Company issued 50,000 shares of Series D Preferred Stock at $50,000.

COMMON STOCK

During the quarter ended June 30, 2009, the Company issued a total of 397,424,897 shares of common stock valued at $59,260 for repayment of debt detailed in the following chart:

                    Number of       Aggregate
Date of Issue     Shares Issued    Sales Price         Nature of Transaction
-------------     -------------    -----------         ---------------------

  4/06/2009         40,000,000      $ 4,000      In exchange for debt repayment
  4/20/2009         48,000,000      $ 3,600      In exchange for debt repayment

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2009


  4/20/2009         55,557,150      $11,459      In exchange for debt repayment
  5/29/2009         62,000,000      $12,400      In exchange for debt repayment
  5/29/2009         62,000,000      $ 9,300      In exchange for debt repayment
  6/26/2009         64,867,747      $11,676      In exchange for debt repayment
  6/26/2009         65,000,000      $ 6,825      In exchange for debt repayment
                   -----------      -------
Total              397,424,897      $59,260
                   ===========      =======

NOTE 7: ACQUISITIONS AND INVESTMENTS

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

WUHAN WUFENG MACHINERY MANUFACTURING COMPANY, LTD.

On April 16, 2008, the Company entered into a definitive agreement to acquire a 92% stake in Wuhan Wufeng Machinery Manufacturing Company, Ltd. ("Machinery Co.") from Wuhan Intepower Company, Ltd., a China Corporation ("Seller") pursuant to a Stock Sale and Purchase Agreement. The Company has paid the deposit of $161,500 for the consideration of the purchase.

However, on July 10, 2009, the Company made the decision to rescind the Stock Sale and Purchase Agreement. The Company believes that the decision was made for the best interest of the company and the investors. The Company has requested that Wuhan Intepower Co., Ltd. immediately refund the US$161,500. The Company will seek legal assistance in China to recover the said amount plus interest for the Company.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2009


NOTE 8: DERIVATIVE LIABILITY

As of June 30, 2009, the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 10,715,370,152 shares. The Company's Chief Executive Officer, Kenneth Yeung, holds 1,000,000 shares of Series C Preferred Stock that are convertible into 5,000,000,000 common shares of the Company.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant exceeds the fair value of common stock of $0.0002 per share on 6/30/2009. The remaining common stock equivalent of 5,715,370,152 shares has been accounted for as a derivative liability. Accordingly, the excess common stock equivalents exceeding the total common stock available for issue is marked to market through earnings at the end of each reporting period. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 280.50%, a contractual life of approximately 4 and half months, a zero dividend rate, 0.35% risk free interest rate, exercise price of $0.00019 and the fair value of common stock of $0.0002 per share as of June 30, 2009, the Company determined the allocated fair value of the derivative liability. The Company reflected an income of $1,329,177 in the quarter ended June 30, 2009 to adjust the derivative liability as of June 30, 2009, representing the initial fair value of excess common stock equivalents exceeding the total common stock available for issuance.

NOTE 9: SUBSEQUENT EVENTS

STOCK ISSUANCES

Management has reviewed material subsequent events through August 17, 2009 in accordance with SFAS No. 165.

The Company issued the following Common Stocks after the end of the quarter ended June 30, 2009 and prior to the filing of these financial statements.

The Company issued 67,500,000 shares of common stock valued at $11,897 for repayment of debt in July, 2009.

The Company issued 68,000,000 shares of common stock valued at $10,200 for repayment of debt in August, 2009.

The Company issued 50,000 shares of Series D Preferred Stock valued at $50,000 in August, 2009. The Company has received $50,000 as investor deposit in the first quarter of 2009.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

     Since discontinuing the prior business and re-entering the development stage as of April 1, 2007 the Company's results of operations has changed. There are no revenues during the current development stage as we are in the process of starting our manufacturing process.

     For the period ended June 30, 2009, Operating Expenses for current operations totaled $128,956 is $3,128 less than the period ended June 30, 2008's Operating Expenses of $132,084. The decrease of $3,128 in Operating Expenses between periods ended 2009 and 2008 is mainly due to the decrease in contract labor expenses and professional fees.

     The most significant change in our results of operations is the change in fair value of derivative. As of June 30, 2009, change in fair value of derivative resulting in an increase of $1,329,177. There was no such other income in the quarter ended June 2008. During the quarter ended June 30, 2009, the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 10,715,370,152 shares The Company's Chief Executive Officer, Kenneth Yeung, holds 1,000,000 shares of Series C Preferred Stock that are convertible into 5,000,000,000 common shares of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant exceeds the fair value of common stock of $0.0002 per share on June 30, 2009. The remaining common stock equivalent of 5,715,370,152 shares has been accounted for as a derivative liability. The fair value of the derivative of $728,030 was determined by utilizing the Black-Scholes valuation model.

     Other significant changes in our results of operations include the Loss on Extinguishment of Debt of $26,275 in the quarter ended June 30, 2009. There were no such expenses in the quarter ended June 30, 2008.

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

     Additionally, we may experience a cash shortfall and be required to raise additional capital. In the quarter ended June 30, 2009 and year ended December 31, 2008 we relied on funds from the sale of shares of stocks and loans from our shareholders and private investors to finance our operations and growth. Management may raise additional capital through future public or private offerings of our stock or through loans from private investors, although there can be no assurance that we will be able to obtain such financing. Our failure to do so could have a material and adverse affect upon us and our shareholders.

     The chart  below  summarizes  our debt  (see Note 4 - Notes  Payable & Debt
Discounts  of  the  Consolidated   Financial  Statements  -  Notes  Payable  and
Beneficial Conversions):

Terms                                                                     Amount
-----                                                                     ------
SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:
     10%  Interest;  principal of $6,597;  convertible  to common stock based on 75% of average price; due on 9/3/2009, net of
     unamortized  discount related to the debt discount of $2,153          4,444
     10% Interest;  principal of $110,802;  convertible to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $72,951                                                              37,851
     10% Interest;  principal of $11,000;  convertible  to common stock based on 75% of average price;  due on 10/9/2009,  net of  unamortized  discount  related to the debt  discount  of
     $5,151                                                                5,849
     10% Interest;  principal of $31,925;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         31,925
     10% Interest;  principal of $10,269;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $5,026                                                                5,243
     10% Interest;  principal of $12,500;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $8,341                                                                4,159
     10% Interest;  principal of $15,000;  convertible  to common stock based on 75% of average price; due on 8/1/2009, net of
     unamortized  discount related to the debt discount of $3,277         11,723
     10% Interest;  principal of $32,017;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $21,449                                                              10,567
     10% Interest;  principal of $51,239;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $35,306                                                              15,933
     10% Interest;  principal of $10,642;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $7,129                                                                3,512
     10%  Interest;  principal of $9,458;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $6,001                                                                3,457
     10% Interest;  principal of $37,133;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $21,152                                                              15,981
     10%  Interest;  principal of $5,000;  convertible  to common stock based on 75% of average price; due on 10/28/2009,  net of  unamortized  discount  related to the debt  discount  of
     $2,552                                                                2,448
     10% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $6,543                                                                3,457
     10% Interest;  principal of $47,984;  convertible  to common stock based on 75% of average price;  due on 6/30/2009,  net
     of unamortized discounted related to the debt discount of $0         47,984

     10% Interest;  principal of $13,000;  convertible  to common stock based on 75% of average price; due on 8/1/2009, net of
     unamortized  discount related to the debt discount of $2,840         10,160
     10%  Interest;  principal of $7,209;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $4,514                                                                2,695
     10% Interest;  principal of $23,847;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $14,749                                                               9,098
     10% Interest;  principal of $20,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $13,156                                                               6,844
     10% Interest;  principal of $25,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $16,361                                                               8,639
     10% Interest;  principal of $70,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $45,555                                                              24,445
     10% Interest;  principal of $36,867;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $22,783                                                              14,084
     5%  Interest;  principal of $73,977;  convertible  to common stock based on 75% of average price; due on 7/1/2009, net of
     unamortized  discount  related to the debt  discount of $606         73,371
     10% Interest;  principal of $22,263;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $20,926                                                               1,337
     10% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $6,570                                                                3,430
     10% Interest;  principal of $15,000;  convertible  to common stock based on 75% of average price; due on 10/29/2009,  net of  unamortized  discount  related to the debt  discount  of
     $10,275                                                               4,725
     10% Interest;  principal of $50,240;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $32,220                                                              18,020
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                          $381,381
                                                                        --------
SHORT TERM NOTES PAYABLE :
     10% Interest;  principal of $50,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $32,696                                                              17,304
     10% Interest;  principal of $50,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $32,698                                                              17,302
     10% Interest;  principal of $15,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $9,575                                                                5,425
     10% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $6,865                                                                3,135
     10% Interest;  principal of $20,500;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $11,766                                                               8,734
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE                                          $ 51,900
                                                                        --------

PERIOD ENDED JUNE 30, 2009

     As of June 30, 2009, the Company's current assets were $162,806 and its current liabilities were $1,575,421, resulting in a working capital deficit of $1,412,615. As of June 30, 2009, current assets were comprised of (i) $295 in cash; (ii) $161,500 deposit on Wuhan Wufeng Machinery Company; (iii) $1,011 in other current assets.

     As of June 30, 2009, current liabilities were comprised of (i) $728,030 in derivative liability; (ii) $381,381 in notes payable to stockholders and $51,900 in notes payable; (iii) $253,138 in accounts payable and accrued expenses, $108,170 of accrued expenses for related parties; (iv) investor deposits of $50,000; (v) line of credit in the amount of $2,802.

     As of June 30, 2009, the Company's total assets were $164,806 and its total liabilities were $1,575,421 with a net stockholder's deficit of $1,410,615.

     For the six months ended June 30, 2009, net cash flows used in operating activities were ($104,007) compared to net cash flows used in operating activities of ($288,642), before the net cash used in and provided by discontinued operations, for the six months ended June 30, 2008. The increase of $184,635 during the twelve-month period ended June 30 2009 was primarily due to the decrease of net loss and the non-cash change in fair value of derivative liability.

     For the six months ended June 30, 2009 and June 30, 2008, there were no cash outflows related to investment activities.

     For the twelve-month period ended June 30, 2009, net cash flows provided by financing activities was $102,802 compared to net cash flows provided by financing activities of $413,963 for the twelve-month period ended June 30, 2008. Cash inflows in 2009 consisted primarily of proceeds from the note payable and investor deposit. The decrease of $311,161 was primarily due to the decrease of the additional loan proceeds from creditors.

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

     Meanwhile, the Company is in negotiations of entering into Memorandum of Understanding (MOUS) with a major steel structure contractor in China, together with two U.S. companies in the business of light steel structures and steel construction material, to form Joint Venture companies to manufacture, supply and install the steel structure products to the projects in China, including the Suijiang New Town projects, as well the projects in the earthquake regions of Sichuan and Yunnan Provinces. Other than as a partner and investor in the possible Joint Venture companies, the Company will also be directly involved with the management and coordination of the Joint Venture companies, as well the projects in China.

     The Company believes that as a partner of the Joint Venture companies, the coming projects will not only bring in revenue to the Company but also add solid assets from the percentage of share of the Joint Venture companies that the Company will own. The Company believes that it will maintain stable income by providing management and coordination to the Joint Venture companies and the projects in China, as well the profit sharing from the Joint Ventures companies in accordance to the percentage that the Company will own.

     In the past six months, the Company funded operations through debt and securities issuances. For the rest of the fiscal year of 2009, the Company plans to continue to fund the Company through debt and securities until the Company generates revenues through operations as stated above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

     We conducted an evaluation under the supervision and with the participation of our management, including Kenneth Yeung, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008, and again as of June 30, 2009, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 and again as of June 30, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

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

     We have engaged a regionally-recognized independent consulting firm to assist management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer surmised that the Company has improved the effective internal control over financial reporting as of December 31, 2008 and as of June 30, 2009.

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

CONCLUSION

     The above identified improvement, material weaknesses and deficiency did not result in material audit adjustments to our 2008 financial statements or to the financial statements for the quarter ended June 30, 2009. However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Since March 31, 2009, the Company has issued the following shares of common stock without registration under the Securities Act of 1933:

                       Number of          Aggregate
Date of Issue        Shares Issued       Sales Price      Nature of Transaction
-------------        -------------       -----------      ---------------------

  4/6/2009             40,000,000          $ 4,000          Debt cancellation
  4/21/2009            55,557,150          $11,450          Debt cancellation
  4/21/2009            48,000,000          $ 3,600          Debt cancellation
  5/29/2009            62,000,000          $12,400          Debt cancellation
  5/29/2009            62,000,000          $ 9,300          Debt cancellation
  6/26/2009            65,000,000          $ 6,825          Debt cancellation
  6/26/2009            64,867,747          $11,676          Debt cancellation
  7/27/2009            67,500,000          $11,897          Debt cancellation
  8/6/2009             68,000,000          $10,200          Debt cancellation

     Since March 31, 2009, the Company has issued the following shares of Series D Preferred Stock without registration under the Securities Act of 1933, as amended.

                       Number of          Aggregate
Date of Issue        Shares Issued       Sales Price      Nature of Transaction
-------------        -------------       -----------      ---------------------

  8/3/2009              50,000             $50,000          Cash Investment

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

                                  EXHIBIT INDEX

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit No.                              Description
-----------                              -----------

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

                                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.


Date: August 17, 2009            /s/ Kenneth Yeung
                                 -----------------------------------------------
                                 Kenneth Yeung
                                 President, Chief Executive Officer and
                                 Chief Financial Officer (Principal
                                 Accounting, Executive and Financial Officer)