Form 10-Q
period 2009-09-30
International Building Technologies Group, Inc.
filed 2009-11-16
CIK 1075993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2009
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2009, there were 2,039,499,292 outstanding shares of the Registrant's Common Stock, $0.00001 par value.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                               REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2009

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION.............................................    3

Item 1.  Financial Statements..............................................    3

         Condensed Consolidated Balance Sheets.............................    3

         Condensed Consolidated Statements of Operations...................    5

         Condensed Consolidated Statements of Cash Flows...................    7

         Notes.............................................................    9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................   27

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........   31

Item 4.  Controls and Procedures...........................................   31

PART II - OTHER INFORMATION................................................   34

Item 1.  Legal Proceedings.................................................   34

Item 1A. Risk Factors......................................................   34

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......   34

Item 3.  Defaults Upon Senior Securities...................................   34

Item 4.  Submission of Matters to a Vote of Security Holders...............   34

Item 5.  Other Information.................................................   34

Item 6.  Exhibits..........................................................   34

SIGNATURES.................................................................   38

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 September 30,      December 31,
                                                     2009              2008
                                                   --------          --------
                                                  (Unaudited)

                ASSETS

Cash                                               $    307          $  1,567
Deposit on Wuhan Wufeng Machinery Company            80,750           161,500
Other current assets                                  1,011             2,874
                                                   --------          --------
Total current assets                                 82,068           165,941
                                                   --------          --------

Other assets                                          2,000             2,000
                                                   --------          --------

Total assets                                       $ 84,068          $167,941
                                                   ========          ========


     See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                                       September 30,          December 31,
                                                                                           2009                  2008
                                                                                        -----------           -----------
                                                                                        (Unaudited)
                  LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY

LIABILITIES
  Accounts payable and accrued expenses                                                 $   308,332           $   176,550
  Accrued expenses - related parties                                                        175,182                43,716
  Derivative liability                                                                    1,643,962             2,137,962
  Notes payable, net                                                                         99,549                71,335
  Notes payable to shareholders, net                                                        542,371               566,942
                                                                                        -----------           -----------
      Total current liabilities                                                           2,769,396             2,996,505
                                                                                        -----------           -----------

COMMITMENTS & CONTINGENCIES                                                                      --                    --

MINORITY INTEREST                                                                                --                    --

STOCKHOLDERS' (DEFICIT) EQUITY
  Preferred A stock, $250 par value, 10,000 shares authorized;
   96 shares issued and outstanding                                                          24,000                24,000
  Preferred C stock, no par value, 1,000,000 shares authorized;
   1,000,000 and 200,000 shares issued and outstanding                                        1,000                 1,000
  Preferred D stock,  $.001 par value, 10,000,000 shares authorized;
   207,500 and 35,000 shares issued and outstanding                                             208                    35
  Preferred E stock, $.001 par value, 50,000,000 shares authorized;
   28,000 shares issued and outstanding                                                          25                    25
  Preferred F stock, $.001 par value, 3,000,000 shares authorized;
   20,000 and 0 shares issued and outstanding                                                    20                    20
  Common stock; $.00001 par value, 3,950,000,000 shares authorized;
   1,954,499,293 and 747,853,494 issued and outstanding                                      19,545                 7,478
  Additional paid-in capital                                                              9,589,423             8,556,173
  Accumulated deficit - Prior to reentering development stage                            (5,534,336)           (5,534,336)
  Accumulated deficit - From inception of reentering development stage on 4/1/2007       (6,784,653)           (5,882,785)
  Other comprehensive income / (loss)                                                          (560)                 (174)
                                                                                        -----------           -----------
Total stockholders' (deficit) equity                                                     (2,685,328)           (2,828,564)
                                                                                        -----------           -----------

Total liabilities and stockholders' (deficit) equity                                    $    84,068           $   167,941
                                                                                        ===========           ===========


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                                                                     Cumulative
                                                                                                                       Since
                                                                                                                     Reentering
                                                         Three Months Ended             Nine Months Ended           Deveplopment
                                                            September 30,                  September 30,                Stage
                                                   ----------------------------     ----------------------------      4/1/2007 -
                                                       2009             2008            2009             2008         9/30/2009
                                                   -----------      -----------     -----------      -----------      -----------
Retail sales                                       $        --      $        --     $        --      $        --      $        --
Cost of sales                                               --               --              --               --               --
                                                   -----------      -----------     -----------      -----------      -----------
Revenues                                                    --               --              --               --               --
                                                   -----------      -----------     -----------      -----------      -----------
Operating expenses:
  Selling, general and administrative                  175,571          162,906         399,526          560,785        1,667,483
  Depreciation and amortization                             --              154              --            1,043        1,306,935
                                                   -----------      -----------     -----------      -----------      -----------
Total operating expenses                               175,571          163,060         399,526          561,828        2,974,418
                                                   -----------      -----------     -----------      -----------      -----------
Operating loss                                        (175,571)        (163,060)       (399,526)        (561,828)      (2,974,418)
                                                   -----------      -----------     -----------      -----------      -----------
Other income (expense):
  Interest income                                           --                1              --               23              374
  Interest expense                                    (289,068)        (200,308)       (850,997)        (576,257)      (1,947,315)
  Loss on settlement                                        --               --              --          (23,500)         (23,500)
  Loss on investment                                   (80,750)              --         (80,750)         (35,000)        (115,750)
  Gain/(Loss) on extinguishment of debt                 (8,320)              --         (64,595)          50,000          (53,298)
  Gain on disposal of assets                                --               --              --               --            2,565
  Change in fair value of derivative liability        (915,932)        (928,372)        494,000         (928,372)      (1,643,962)
  Minority interest in net loss of subsidiary               --               --              --               --           15,000
  Other income (expense)                                    --               --              --              500            3,810
  Other expense                                             --               --              --               --               --
                                                   -----------      -----------     -----------      -----------      -----------
Total other income (expense)                        (1,294,070)      (1,128,679)       (502,342)      (1,512,606)      (3,762,076)
                                                   -----------      -----------     -----------      -----------      -----------
Income /(Loss) from continuing operations           (1,469,641)      (1,291,739)       (901,868)      (2,074,434)     $(6,736,494)
                                                   -----------      -----------     -----------      -----------      -----------


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                                   (CONTINUED)

                                                                                                                     Cumulative
                                                                                                                       Since
                                                                                                                     Reentering
                                                  Three Months Ended                   Nine Months Ended            Deveplopment
                                                     September 30,                       September 30,                  Stage
                                            -------------------------------    ---------------------------------      4/1/2007 -
                                                 2009             2008              2009              2008            9/30/2009
                                            -------------    --------------    --------------    ---------------    --------------

Income/(Loss) from continuing operations       (1,469,641)       (1,291,739)         (901,868)        (2,074,434)   $   (6,736,494)
                                            -------------    --------------    --------------    ---------------    --------------
Discontinued operations:
  Income (loss) from operations of
   discontinued business                               --                --                --                 --           (20,063)
  Income (loss) on disposal of assets                  --                --                --                 --            61,058
                                            -------------    --------------    --------------    ---------------    --------------
Income (loss) on discontinued operations               --                --                --                 --            40,995
                                            -------------    --------------    --------------    ---------------    --------------
Net income/(loss)                              (1,469,641)       (1,291,739)         (901,868)        (2,074,434)       (6,695,499)

Preferred dividend                                     --           (29,862)               --            (39,154)          (89,154)
                                            -------------    --------------    --------------    ---------------    --------------
Net loss attributable to common
 shareholders                                  (1,469,641)       (1,321,601)         (901,868)        (2,113,588)       (6,784,653)
                                            -------------    --------------    --------------    ---------------    --------------
Other comprehensive income
  Foreign Currency Translation                       (319)              (17)             (386)               (13)             (560)
                                            -------------    --------------    --------------    ---------------    --------------
Comprehensive loss                          $  (1,469,960)   $   (1,321,618)   $     (902,254)   $    (2,113,601)   $   (6,785,213)
                                            =============    ==============    ==============    ===============    ==============

Net income /(loss) per common share -
 basic and diluted
   Continuing operations                    $     (0.0030)   $      (0.0062)   $      (0.0007)   $       (0.0084)
                                            =============    ==============    ==============    ===============
   Discontinued operations                  $          --    $           --    $           --    $            --
                                            =============    ==============    ==============    ===============
   Net Income (loss) per common share       $     (0.0030)   $      (0.0063)   $      (0.0007)   $       (0.0085)
                                            =============    ==============    ==============    ===============

Weighted average common shares
outstanding:
  Basic                                       488,698,648       209,299,466     1,375,648,624        247,492,082
                                            =============    ==============    ==============    ===============
  Diluted                                              --                --                --                 --
                                            =============    ==============    ==============    ===============


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                                            Cumulative
                                                                                                              Since
                                                                                                            Reentering
                                                                                Nine Months Ended          Deveplopment
                                                                                  September 30,                Stage
                                                                        -----------------------------        4/1/2007 -
                                                                           2009              2008            9/30/2009
                                                                        -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income/(loss) from continuing operations                        $  (901,868)       $(2,074,434)       $(6,736,494)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                              --              1,043              3,660
     Impairment of goodwill                                                    --                 --          1,303,277
     Note issued for services                                                  --                 --                 --
     Amortization of debt discounts                                            --             44,464            128,933
     Loss/(Gain) on extinguishment of debt                                 64,595             50,000             (6,248)
     Loss on Investment in Rosetop Project                                     --             35,000             35,000
     Loss on Investment in Wuhan Project                                   80,750                 --             80,750
     Gain on reversal of contingency accrual                                   --
     Interest expense associated with beneficial conversion feature       779,980            460,543          1,629,797
     Change in fair value of derivative liability                        (494,000)           928,372          1,643,962
     Loss on disposal of fixed assets                                          --                 --                 --
     Employee stock based compensation                                         --                 --                 --
     Officer stock based compensation                                          --                 --                 --
     Director stock based compensation                                     50,000                 --            100,000
     Common stock issued for services                                          --             67,892            394,519
     Common stock issued for settlement                                        --             13,500             13,500
     Common stock issued for interest payment on debt                          --                 --                 --
     Gain on disposal of equipment                                             --                 --             (2,565)
     Minority interest in net loss of subsidiary                               --                 --            (15,000)
  Changes in assets and liabilities:                                           --                 --                 --
     Accounts receivable                                                       --                 --                 --
     Inventory                                                                 --                 --                 --
     Prepaid expenses and other assets                                      1,863              5,320                529
     Deferred revenue                                                          --
     Accounts payable and accrued expenses                                295,305            (26,913)           561,896
                                                                      -----------        -----------        -----------
          Net cash used in continuing operations                         (123,375)          (495,213)          (864,484)
          Net income (loss) from discontinued operations                       --                 --             40,995
          Net cash provided by (used in) discontinued operations               --                 --            (83,796)
                                                                      -----------        -----------        -----------
          Net cash used in operating activities                          (123,375)          (495,213)          (907,285)
                                                                      -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on investment                                                        --           (161,500)          (161,500)
  Expenditures for intangible assets                                           --                 --                 --
  Proceeds from sale of fixed assets                                           --                 --                 --
  Purchases of fixed assets                                                    --                 --                 --
                                                                      -----------        -----------        -----------
          Net cash used in continuing operations                               --           (161,500)          (161,500)
                                                                      -----------        -----------        -----------
          Net cash provided by in investing activities                         --           (161,500)          (161,500)
                                                                      -----------        -----------        -----------

      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                   (CONTINUED)


                                                                                                            Cumulative
                                                                                                              Since
                                                                                                            Reentering
                                                                                Nine Months Ended          Deveplopment
                                                                                  September 30,                Stage
                                                                        -----------------------------        4/1/2007 -
                                                                           2009              2008            9/30/2009
                                                                        -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                                      --           200,000            80,000
  Proceeds from notes payable                                                    --           240,711           628,876
  Proceeds from line of credit                                                   --                --                --
  Proceeds from investor deposit                                                 --                --                --
  Repayments of notes payable                                                    --           (13,194)          (34,448)
  Proceeds from issuance of preferred stock                                 122,501            20,800           143,301
  Proceeds from issuance of common stock                                         --           179,000           180,464
  Proceeds from issuance of common stock for asset purchase                      --                --             6,206
  Proceeds from exercise of stock options                                        --                --             4,375
                                                                        -----------       -----------       -----------
          Net cash provided by financing activities                         122,501           627,317         1,008,774
                                                                        -----------       -----------       -----------

Effect of exchange rate changes on cash                                        (386)              (13)             (560)

Cash and cash equivalents:
  Increase (decrease) in cash                                                (1,260)          (29,409)          (60,571)
  CASH, beginning of period                                                   1,567            32,970            60,878
                                                                        -----------       -----------       -----------
CASH, end of period                                                     $       307       $     3,561       $       307
                                                                        ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                                $        --       $     2,629       $       923
                                                                        ===========       ===========       ===========

Non-cash discontinued operation activities:
  Employee stock based compensation                                     $        --       $        --       $    30,698
  Issuance of common stock for debt                                     $        --       $        --       $   389,360

Non-cash financing and investing activities:
  Issuance of note for accrued expenses                                 $        --       $    40,000       $   201,026
  Issuance of common stock for services                                 $        --       $    67,892       $    76,350
  Issuance of common stock for payment of debt                          $   162,354       $   292,131       $   607,182
  Issuance of common stock for settlement                               $        --       $    13,500       $    13,500
  Issuance of Preferred D Stock for deposit on the Rosetop Project      $    50,000       $        --       $    50,000
  Issuance of Preferred E Stock for director fees                       $        --       $        --       $   350,000
  Cancelation of Rosetop project and related Preferred E Stock          $        --       $  (315,000)      $  (315,000)
  Issuance of common stock for Purchase of Company                      $        --       $        --       $ 1,300,000



      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 2009


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

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K. Operating results for the period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 2009


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

Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for the nine months ended September 30, 2009 and 2008 (denoted in Hong Kong dollars per one U.S. dollar):

                                                      2009        2008
                                                     ------      ------
Current exchange rate at September 30, HKD           7.7504      7.7701
Weighted average exchange rate                       7.7524      7.7984

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies have not changed from the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2: MATERIAL EVENTS

LOSS ON INVESTMENT DEPOSIT

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

In November, 2009, Wuhan Interpower Co., Ltd agreed to pay 50%, $80,750, of the investment deposit back to the Company. In considering the cost involved in lawsuit or arbitration in China, the Company is going to accept this settlement. Accordingly, the loss on investment increased by $80,750 in the current period and the investment deposit decreased to $80,750. Wuhan Interpower Co., Ltd agreed to pay the Company back the deposit of $80,750 in approximately 30 days.

AMENDMENT ON THE ARTICLE OF INCORPORATION TO INCREASE THE AUTHORIZED SHARES

The Company has authorized capital stock of 2,000,000,000 shares, including 1,950,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock. On August 10, 2009, our Board of Directors and the shareholders holding a

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 2009


majority of the voting rights in the Company, approved an amendment to the Articles of Incorporation to increase the number of outstanding shares of our capital stock to 4,000,000,000, including 3,950,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock.

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. As of September 30, 2009, the Company has incurred net losses from operations prior to reentering the development stage and has a stockholders' deficit of $5,534,336. Since the inception of reentering the development stage on April 1, 2007, the Company has a stockholders' deficit of $2,685,328 as of September 30, 2009. The Company has a working capital deficit of $2,687,328 as of September 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In the past nine months, the Company funded operations through debt and securities issuances. For the rest of the fiscal year of 2009, the Company plans to continue to fund the Company through debt and securities until the Company generates revenues through operations as stated above.

NOTE 4: NOTES PAYABLE & DEBT DISCOUNTS

The chart below summarizes the Notes Payable & Debt Discounts of the Company as of September 30, 2009. This chart is to be reviewed in conjunction with the details following the chart.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 2009


Terms                                                                     Amount
-----                                                                     ------
SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:
     10%  Interest;  principal of $6,597;  convertible  to common stock based on 75% of average price; due on 9/3/2009, net of
     unamortized  discount  related  to the debt  discount  of $0          6,597
     10% Interest;  principal of $104,757;  convertible to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $30,430                                                              74,327
     10% Interest;  principal of $11,000;  convertible  to common stock based on 75% of average price;  due on 10/9/2009,  net
     of unamortized discount related to the debt discount of $459         10,541
     10% Interest;  principal of $31,925;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         31,925
     10% Interest;  principal of $10,269;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $780                                                                  9,489
     10% Interest;  principal of $12,500;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $4170                                                                 8,330
     10% Interest;  principal of $15,000;  convertible  to common stock based on 75% of average price; due on 8/1/2009, net of
     unamortized  discount  related  to the debt  discount  of $0         15,000
     10% Interest;  principal of $32,017;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $10,725                                                              21,292
     10% Interest;  principal of $40,542;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $15,715                                                              24,827
     10% Interest;  principal of $10,642;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $3,565                                                                7,077
     10%  Interest;  principal of $9,458;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $3,000                                                                6,458
     10% Interest;  principal of $37,133;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $10,576                                                              26,557
     10%  Interest;  principal of $5,000;  convertible  to common stock based on 75% of average price; due on 10/28/2009,  net
     of unamortized discount related to the debt discount of $595          4,405
     10% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $3,271                                                                6,729
     10% Interest;  principal of $27,231;  convertible  to common stock based on 75% of average price;  due on 6/30/2009,  net
     of unamortized discounted related to the debt discount of $0         27,231
     10% Interest;  principal of $13,000;  convertible  to common stock based on 75% of average price; due on 8/1/2009, net of
     unamortized  discount  related  to the debt  discount  of $0         13,000
     10%  Interest;  principal of $7,209;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $2,257                                                                4,952

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 2009


     10% Interest;  principal of $23,847;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $7,375                                                               16,472
     10% Interest;  principal of $20,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $6,578                                                               13,422
     10% Interest;  principal of $25,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $8,181                                                               16,819
     10% Interest;  principal of $70,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $22,778                                                              47,222
     10% Interest;  principal of $36,867;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $10,619                                                              26,248
     5%  Interest;  principal of $73,975;  convertible  to common stock based on 75% of average price; due on 7/1/2009, net of
     unamortized  discount  related  to the debt  discount  of $0         73,975
     10%  Interest;  principal of $1,112;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $1,112                                                                    0
     10% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $3,285                                                                6,715
     10% Interest;  principal of $15,000;  convertible  to common stock based on 75% of average price; due on 10/29/2009,  net of  unamortized  discount  related to the debt  discount  of
     $6,369                                                                8,631
     10% Interest;  principal of $50,240;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $16,110                                                              34,130
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                          $542,371
                                                                        ========

SHORT TERM NOTES PAYABLE :
     10% Interest;  principal of $50,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $16,349                                                              33,651
     10% Interest;  principal of $50,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $16,349                                                              33,651
     10% Interest;  principal of $15,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $4,787                                                               10,213
     10% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $3,595                                                                6,405
     10% Interest;  principal of $20,500;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $4,871                                                               15,629
                                                                        --------
  TOTAL SHORT TERM NOTES PAYABLE                                        $ 99,549
                                                                        ========

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 2009


SHORT TERM NOTE PAYABLE - SHAREHOLDERS

On September 3, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than September 3, 2009 with an interest rate of 10%. Before February 27, 2009, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest five closing bid prices in the past 10 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $10,000 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $2,153 for the quarter ended September 30, 2009 and it was fully amortized on September 3, 2009. The balance of the note was $6,597 as of September 30, 2009.

On May 21, 2007 the Company entered into a $122,500 Secured Promissory Note at the rate of 11% per annum due March 20, 2008. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 50%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $130,735. The Company has determined that these modified terms are not substantially different than the original terms as defined in accounting standards, and, therefore, this renegotiation did not result in the recognition of a gain or loss. In relation to the convertible feature of this note, a debt discount of $115,878 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May 21, 2007 to assume the note and entered into a promissory note with the lender. The Note is secured with the Preferred Series C shares owned by the President.

In connection with this transaction, 490,000 warrants to purchase shares of the common stock of the Company at $0.25 were issued with an expiration date of May 20, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $47,759. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled had been fully amortized as of March 31, 2009. The warrant amortization totaled $47,759 as of the quarter ended March 31, 2009. During the quarter, the note Holder converted a total of $9,000 of principal and interest payments. The amortization is being recorded as interest expense and totaled $42,521 for the quarter ended September 30, 2009. As of September 30, 2009, the balance of the note was $74,327.

On October 9, 2008, the Company entered into a Promissory Note for $11,000 to be paid no later than October 9, 2009 with an interest rate of 10%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 60% of the average of the lowest five closing bid prices in the past 10 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $11,000 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $4,692 for the quarter ended September 30, 2009. The balance of the note is $10,541 as of September 30, 2009.

On May 22, 2007 the  Company  entered  into a  Convertible  Promissory  Note for
$50,000 to be paid no later than March 21, 2008 with 11% interest rate per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. The Company has determined that these modified terms are substantially different than the original terms as defined in accounting standards, and, therefore, this renegotiation did result in the recognition of a $37,649 gain as of the date of the amendment of the note. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $50,000 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $0 for the quarter ended September 30, 2009.

In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.76% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $19,494. The Company has recorded this amount as a debt discount and is amortizing it over the term of this Note. The amortization is being recorded as interest expense and has been fully amortized as of September 30, 2009. The warrant amortization totaled $19,494 as of the quarter ended March 31, 2009. The balance of the note as of September 30, 2009 is $31,925.

On September 17, 2007, the Company entered into a Convertible Promissory Note for $30,000 to be paid no later than August 28, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $30,629. The Company has determined that these modified terms are substantially different than the original terms as defined in accounting standards, and, therefore, this renegotiation did result in the recognition of a $10,433 gain as of the date of the amendment of the note. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $13,735 was calculated in

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 2009


accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $144 for the quarter ended June 30, 2009. The debt discount of $765 was reversed against additional-paid-in capital with beneficial conversion feature. During the first quarter, the note holder converted a total of $4,000 in principal and interest payments.

In connection with this transaction, 120,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of September 17, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 299.55%, a contractual life of five years, a zero dividend rate, 4.21% risk free interest rate, and the fair value of common stock of $0.02 per share at date of grant, the Company determined the allocated fair value of the warrant to be $2,634. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $4,246 for the quarter ended September 30, 2009. The warrant has been fully amortized as of March 31, 2009. The balance of the note as of September 30, 2009 is $9,489.

On January 16, 2008, the Company entered into a Promissory Note for $12,500 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $12,500 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $4,170 for the quarter ended September 30, 2009. The balance of the note is $8,330 as of September 30, 2009.

On August 1, 2008, the Company entered into a Promissory Note for $15,000 to be paid no later than August 1, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $15,000 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $3,277 for the year ended September 30, 2009 and it was fully amortized on August 1, 2009. The balance of the note is $15,000 as of September 30, 2009.

On May 21, 2007, the Company entered into a Promissory Note for $30,000 to be paid no later than March 20, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 50%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $32,017. The Company has determined that these modified terms are not substantially different than the original terms as defined in accounting standards, and, therefore, this renegotiation did not

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 2009


result in the recognition of a gain or loss. In relation to the convertible feature of this note, a debt discount of $32,017 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $7,645 for the quarter ended June 30, 2009 and for the period from inception to June 30, 2009. Initially, the Company's President, Kenneth Yeung, personally borrowed the money and invested the amount into the Company. Due to a change in the business, the Company decided on May 21, 2007 to assume the note and entered into a promissory note with the lender. The Note is secured with the Preferred Series C shares owned by the President.

In connection with this transaction, 120,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of May 20, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $11,696. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The warrant amortization totaled $10,725 as of the quarter ended September 30, 2009.The balance of the note is $21,292 as of September 30, 2009.

On May 21, 2007, the Company entered into a Promissory Note for $97,500 to be paid no later than May 20, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 50%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $104,054. The Company has determined that these modified terms are not substantially different than the original terms as defined in accounting standards, and, therefore, this renegotiation did not result in the recognition of a gain or loss. In relation to the convertible feature of this note, a debt discount of $62,003 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $19,591 for the quarter ended September 30, 2009.

In connection with this transaction, 390,000 warrants to purchase the common stock of the Company at $0.25 were issued with an expiration date of May 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 211.36%, a contractual life of five years, a zero dividend rate, 4.71% risk free interest rate, and the fair value of common stock of $0.10 per share at date of grant, the Company determined the allocated fair value of the warrant to be $38,012. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and was fully amortized as of the second quarter 2008. The warrant amortization totaled $38,012 as of the quarter ended September 30, 2009. During the first quarter of 2009, the note Holder converted a total of $21,905 of principal and interest payments. The note Holder also converted a total of $11,850 to common stocks on August 18, 2009. As of September 30, 2009, the balance of the note was $24,827.

On June 1, 2007, the Company entered into a Promissory Note for $10,000 to be paid no later than June 1, 2008 with an interest rate of 11%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 2009


past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 50%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $10,642. The Company has determined that these modified terms are substantially different than the original terms as defined in accounting standards, and, therefore, this renegotiation result in the recognition of a $4,511 loss as of the date of the amendment of the note. In relation to the convertible feature of this note, a debt discount of $10,642 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $3,565 for the quarter ended September 30, 2009. The balance of the note was $7,077 as of September 30, 2009.

On January 16, 2008, the Company entered into a Promissory Note for $17,500 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 28, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $9,458 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $3,000 for the quarter ended September 30, 2009. The balance of the note as of September 30, 2009 is $6,458.

On September 17, 2007, the Company entered into a Convertible Promissory Note for $36,000 to be paid no later than August 28, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $37,133. The Company has determined that these modified terms are substantially different than the original terms as defined in accounting standards, and, therefore, this renegotiation did result in the recognition of a $11,913 gain as of the date of the amendment of the note. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $33,972 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $5,356 for the quarter ended September 30, 2009.

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

The amortization is being recorded as interest expense and totaled $10,576 for the quarter ended September 30, 2009. The debt discount of $9,606 was reversed against additional-paid-in capital with beneficial conversion feature. The balance of the note as of September 30, 2009 was $26,557.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 2009


On October 28, 2008, the Company entered into a Promissory Note for $5,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 65%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $5,000 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $1,956 for the quarter ended September 30, 2009. The balance of the note was $4,405 as of September 30, 2009.

On April 3, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 50%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $10,000 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $3,271 for the quarter ended September 30, 2009. The debt discount of $1,953 was reversed against additional-paid-in capital with beneficial conversion feature. The balance of the note was $6,729 as of September 30, 2009.

On August 21, 2006, the Company issued a $250,000 convertible note payable with an interest rate of 10% to a shareholder and an entity owned by such shareholder in exchange for the retirement of the shareholder's Series B preferred stock and all related accrued interest. On March 14, 2007, the Note was amended with the monthly payments of $4,395 or more deferred until June 1, 2007 and the due date extended from August 30, 2007 to May 30, 2008. On March 26, 2007, the Note was bifurcated into two separate notes with all prior unpaid principal and interest rolled up into these two notes. On April 26, 2008, the parties agreed to extend the maturity of the note to June 30, 2009. At any time after giving notice, the Holder has the option to convert all or part of the remaining balance of the note into common stock of the Company based on 75% of the average of the lowest five closing bid prices in the past 20 trading days immediately preceding such conversion so long as such conversion shall not exceed 4.99% of the then outstanding shares of common stock of the Company. A debt discount of $239,556 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $0 for the quarter ended September 30, 2009 and for the period from inception to September 30, 2009. Since the beneficial conversion feature discount has been fully amortization, the loss of extinguishment of $26,275 is recorded for the quarter ended September 30, 2009. During the second quarter of 2007, one of the two notes was fully paid off. The balance of on the remaining note is $27,231 as of September 30, 2009.

On August 1, 2008, the Company entered into a Promissory Note for $13,000 to be paid no later than August 1, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $13,000 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $2,840 for the quarter ended September 30, 2009 and it has been fully amortized as of August 1, 2009. The balance of the note was $13,000 as of September 30, 2009.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 2009


On February 27, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $7,209 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $2,257 for the quarter ended September 30, 2009. The balance of the note as of September 30, 2009 was $4,952.

On February 12, 2008, the Company entered into a Promissory Note for $25,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $23,847 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $7,375 for the quarter ended September 30, 2009. The balance of the note was $16,472 as of September 30, 2009.

On March 13, 2008, the Company entered into a Promissory Note for $20,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $20,000 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $6,578 for the quarter ended September 30, 2009. The balance of the note was $13,422 as of September 30, 2009.

On April 2, 2008, the Company entered into a Promissory Note for $25,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 50%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $25,000 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $8,181 for the quarter ended September 30, 2009. The balance of the note was $16,819 as of September 30, 2009.

On April 24, 2008, the Company entered into a Promissory Note for $70,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $70,000 was calculated in accordance with accounting standards and

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 2009


is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $22,778 for the quarter ended September 30, 2009. The balance of the note was $47,222 as of September 30, 2009.

On November 21, 2007, the Company entered into a Convertible Promissory Note for $50,000 to be paid no later than November 21, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $50,603. The Company has determined that these modified terms are substantially different than the original terms as defined in accounting standards, and, therefore, this renegotiation did result in the recognition of a $18,083 gain as of the date of the amendment of the note. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $36,867 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. During the first quarter, the note holder converted a total of $4,000 in principal and interest payments.

In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of November 21, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 3.4% risk free interest rate, and the fair value of common stock of $0.0021 per share at date of grant, the Company determined the allocated fair value of the warrant to be $419. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense of $12,164 for the quarter ended September 30, 2009. The balance of the note as of September 30, 2009 was $26,248.

On May 8, 2007 the Company amended an earlier Promissory Note for $129,240 ($121,920 in principal and $7,320 accrued interest). Furthermore, on May 8, 2007 the Company bifurcated the Note and entered into two separate Notes: (i) one for $100,000 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $4,387 commencing July 1, 2007 with final payment July 1, 2009 and (ii) a second Note for $29,240 with 5% interest pursuant to which the Company is obligated to make 24 monthly principal and interest payments of $1,283 commencing July 1, 2007 with final payment July 1, 2009 (this second Note is payable to a shareholder). At any time after giving notice, the Holder has the option to convert all or part of the accrued interest and remaining principal of either note based on 70% of the average of the lowest 5 closing bid prices in the past 20 trading days immediately preceding such conversion so long as the total number of shares issued to Holder will be such that the number of shares beneficially owned by Holder will be less than 4.99% of the outstanding common shares of the Company. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. The Company has determined that these modified terms are substantially different than the original terms as defined in accounting standards, "Debtor's Accounting for a Modification or Exchange of Debt Instruments", and, therefore, this renegotiation result in the recognition of a $129,240 loss as of the date of the amendment of the note. A debt discount of $73,975 was calculated in accordance with accounting standards, and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $606 for the quarter ended September 30, 2009 and for the period from inception to September 30, 2009. During the fiscal year, the note Holders converted a total of $0 of principal and interest payments. As of September 30, 2009, the second note in the amount of $22,302 has been paid in full. The balance of the remaining note was $73,975 as of September 30, 2009.

On October 5, 2007, the Company entered into a Promissory Note for $60,000 to be paid no later than August 5, 2008 with an interest rate of 13.2%. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, extend the due date to December 31, 2009, and to insert a conversion clause which allows the Payee to convert all or part of the remaining principal balance and accrued interest into the Company's Common Stock based on 50% of the average of the lowest three closing bid prices in the past five trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding Common Stock of the Company. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 50%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. Accrued interest was also rolled up into the amended note for a new note balance of $61,870. The Company has determined that these modified terms are substantially different than the original terms as defined in accounting standards, and, therefore, this renegotiation result in the recognition of a $25,524 loss as of the date of the amendment of the note. In relation to the convertible feature of this note, a debt discount of $32,828 was calculated in accordance with accounting standards and is being amortized over the life of the debenture.

In connection with this transaction, 240,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of August 5, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 4.33% risk free interest rate, and the fair value of common stock of $0.014 per share at date of grant, the Company determined the allocated fair value of the warrant to be $3,358. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this note. The amortization is being recorded as interest expense of $16,215 as of the year ended September 30, 2009. The warrant has been fully amortized as of September 30, 2009. During the first quarter of 2009, the note holder converted a total of $7,478 in principal and interest payments. The note holder also converted a total of $11,459 in the second quarter and a total of $21,897 in the third quarter of 2009. The balance of the note was $0 as of September 30, 2009.

On March 18, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $10,000 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $3,285 for the quarter ended September 30, 2009. The balance of the note was $6,715 as of September 30, 2009.

On October 29, 2008, the Company entered into a Promissory Note for $15,000 to be paid no later than October 29, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 65%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $15,000 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $3,906 for the quarter ended September 30, 2009. The balance of the note was $8,631 as of September 30, 2009.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 2009


On November 30, 2007, the Company entered into a Convertible Promissory Note for $50,000 to be paid no later than November 30, 2008 with 11% interest per annum. On December 31, 2007, the Company and the Payee amended the note to change the interest rate to 10%, exclude incentive payments, change the conversion rate to 60% instead of 50%, and extended the due date to December 31, 2009. Accrued interest was also rolled up into the amended note for a new note balance of $50,240. The Company has determined that these modified terms are not substantially different than the original terms as defined in accounting standards, and, therefore, this renegotiation did not result in the recognition of a gain or loss. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to this convertible feature, a debt discount of $47,842 was calculated in accordance with accounting standards and is being amortized over the life of the debenture.

In connection with this transaction, 200,000 warrants to purchase the common stock of the Company at $.25 were issued with an expiration date of November 30, 2012. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 332.74%, a contractual life of five years, a zero dividend rate, 3.41% risk free interest rate, and the fair value of common stock of $0.012 per share at date of grant, the Company determined the allocated fair value of the warrant to be $2,398. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of this Note. The amortization is being recorded as interest expense and totaled $16,110 for the quarter from inception to September 30, 2009. The balance of the note was $34,130 as of September 30, 2009.

SHORT TERM NOTES PAYABLE

On April 5, 2008, the Company entered into a Promissory Note for $50,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $50,000 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $16,349 for the quarter ended September 30, 2009. The balance of the note was $33,651 as of September 30, 2009.

On April 5, 2008, the Company entered into a Promissory Note for $50,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $50,000 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $16,349 for the quarter ended September 30, 2009 and for the period from inception to September 30, 2009. The balance of the note was $33,651 as of September 30, 2009.

On July 8, 2008, the Company entered into a Promissory Note for $15,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 2009


rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $15,000 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $4,787 for the quarter ended September 30, 2009. The balance of the note was $10,213 as of September 30, 2009.

On April 5, 2008, the Company entered into a Promissory Note for $10,000 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 60%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $10,000 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $3,270 for the quarter ended September 30, 2009. The balance of the note was $6,405 as of September 30, 2009.

On December 4, 2008, the Company entered into a Promissory Note for $20,500 to be paid no later than December 31, 2009 with an interest rate of 10%. On February 27, 2009, the Company and the Payee amended the note to change the conversion rate to 75% instead of 65%. At any time, the Payee may convert all or part of the remaining principal balance and accrued interest into shares of the Company's Common Stock based on 75% of the average of the twenty closing prices in the past 20 trading days immediately preceding such conversion so long as such conversions shall not exceed 4.99% of the then outstanding common stock of the Company. In relation to the convertible feature of this note, a debt discount of $882 was calculated in accordance with accounting standards and is being amortized over the life of the debenture. The amortization is being recorded as interest expense and totaled $6,895 for the quarter ended September 30, 2009 and for the period from inception to September 30, 2009. The balance of the note was $15,629 as of September 30, 2009.

LINE OF CREDIT

The Company has a revolving line of credit from a bank, with 18% Interest. The interest payment was $0 for the quarter ended September 30, 2009. The balance of the line was $0 as of September 30, 2009.

NOTE 5: STOCKHOLDERS' EQUITY

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

On August 6, 2009, the Company issued 50,000 shares of Series D Preferred Stock at $50,000. On September 21, 2009, the Company issued 22,500 shares of Series D Preferred Stock at $22,500. On September 30, 2009, the Company issued 50,000 shares of Series D Preferred Stock at $50,000.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 2009


COMMON STOCK

During the quarter ended September 30, 2009, the Company issued a total of 445,931,372 shares of common stock valued at $64,427 for repayment of debt detailed in the following chart:

                  Number of        Aggregate
Date of Issue   Shares Issued     Sales Price          Nature of Transaction
-------------   -------------     -----------          ---------------------

  7/20/2009       67,500,000        $11,897       In exchange for debt repayment

  8/05/2009       68,000,000        $10,200       In exchange for debt repayment

  8/18/2009       75,000,000        $11,850       In exchange for debt repayment

  9/11/2009       82,000,000        $11,480       In exchange for debt repayment

  9/18/2009       78,431,372        $10,000       In exchange for debt repayment

  9/30/2009       75,000,000        $ 9,000       In exchange for debt repayment

    TOTAL        445,931,372        $64,427

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 2009


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

In November, 2009, Wuhan Interpower Co., Ltd agreed to pay 50%, $80,750, of the investment deposit back to the Company. In considering the cost involved in lawsuit or arbitration in China, the Company is going to accept this settlement. Accordingly, the loss on investment increased by $80,750 in the current period and the investment deposit decreased to $80,750. Wuhan Interpower Co., Ltd agreed to pay the Company back the deposit of $80,750 in approximately 30 days.

NOTE 7: DERIVATIVE LIABILITY

As of September 30, 2009, the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 10,843,063,121 shares. The Company's Chief Executive Officer, Kenneth Yeung, holds 1,000,000 shares of Series C Preferred Stock that are convertible into 3,333,333,333 common shares of the Company.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents although the exercise price of $0.25 for the warrant is less than the fair value of common stock of $0.0003 per share on September 30, 2009. The remaining common stock equivalent of 7,509,729,788 shares has been accounted for as a derivative liability. Accordingly, the excess common stock equivalents exceeding the total common stock available for issue is marked to market through earnings at the end of each reporting period. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 340.42% a contractual life of approximately two and half months, a zero dividend rate, 0.18% risk free interest rate, exercise price of $0.00013 and the fair value of common stock of $0.0003 per share as of September 30, 2009, the Company determined the allocated fair value of the derivative liability. The Company reflected a loss of $915,932 in the quarter ended September 30, 2009 to adjust the derivative liability as of September 30, 2009, representing the initial fair value of excess common stock equivalents exceeding the total common stock available for issuance.

NOTE 8: SUBSEQUENT EVENTS

STOCK ISSUANCES

Management has reviewed material subsequent events through November 13, 2009 in accordance with FASB ASC 855 "Subsequent Events".

The Company issued the following Common Stocks after the end of the quarter ended September 30, 2009 and prior to the filing of these financial statements.

     [X] The Company issued 85,000,000 shares of common stock valued at $9,563 for repayment of debt in October, 2009.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Since discontinuing the prior business and re-entering the development stage as of April 1, 2007 the Company's results of operations has changed. There are no revenues during the current development stage as we are in the process of starting our manufacturing process.

For the period ended September 30, 2009, Operating Expenses for current operations totaled $175,571 is $12,511 more than the period ended September 30, 2008's Operating Expenses of $163,060. The increase of $12,511 in Operating Expenses between periods ended 2009 and 2008 is mainly due to the increase in director fees and professional fees.

The most significant changes in our results of operations are the Interest Expense and Loss on Settlement. As of September 30, 2009, interest expense resulted in a $285,469 balance compared with a balance of $200,308 as of September 30, 2008 and the difference amounted to $85,161. In addition, as of September 30, 2009, loss on investment recorded a balance of $80,750 compared with a $0 balance as of September 30, 2008. There was no other income or expense in the quarter ended September 30, 2009 and 2008. During the quarter ended September 30, 2009, the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately 10,843,063,121 shares. The Company's Chief Executive Officer, Kenneth Yeung, holds 1,000,000 shares of Series C Preferred Stocks that are convertible into 3,333,333,333 common shares of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant is less than the fair value of common stock of $0.0003 per share on September 30, 2009. The remaining common stock equivalent of 7,509,729,788 shares has been accounted for as a derivative liability. The fair value of the derivative of $1,643,962 was determined by utilizing the Black-Scholes valuation model.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Since discontinuing the prior business and re-entering the development stage as of April 1, 2007 the Company's results of operations has changed. There are no revenues during the current development stage as we are in the process of starting our manufacturing process.

For the period ended September 30, 2009, Operating Expenses for current operations totaled $175,571 is $12,511 more than the period ended September 30, 2008's Operating Expenses of $163,060. The increase of $12,511 in Operating Expenses between periods ended 2009 and 2008 is mainly due to the increase in director fees and professional fees.

The most significant changes in our results of operations are the Interest Expense and Loss on Investment. As of September 30, 2009, interest expense resulted in a $289,068 balance compared with a balance of $200,308 as of September 30, 2008 and the difference amounted to $88,760. In addition, as of September 30, 2009, loss on investment recorded a balance of $80,750 compared with a $0 balance as of September 30, 2008. There was no other income or expense in the quarter ended September 30, 2009 and 2008. During the quarter ended September 30, 2009, the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately 10,843,063,121 shares. The Company's Chief Executive Officer, Kenneth Yeung, holds 1,000,000 shares of Series C Preferred Stocks that are convertible into 3,333,333,333 common shares of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant is less than the fair value of common stock of $0.0003 per share on September 30, 2009. The remaining common stock equivalent of 7,509,729,788 shares has been accounted for as a derivative liability. The fair value of the derivative of $1,643,962 was determined by utilizing the Black-Scholes valuation model.

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

Additionally, we may experience a cash shortfall and be required to raise additional capital. In the quarter ended September 30, 2009 and year ended December 31, 2008 we relied on funds from the sale of shares of stocks and loans from our shareholders and private investors to finance our operations and growth. Management may raise additional capital through future public or private offerings of our stock or through loans from private investors, although there can be no assurance that we will be able to obtain such financing. Our failure to do so could have a material and adverse affect upon us and our shareholders.

The chart below summarizes our debt (see Note 4 - Notes Payable & Debt Discounts of the Consolidated Financial Statements - Notes Payable and Beneficial Conversions):

Terms                                                                     Amount
-----                                                                     ------
SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:
     10%  Interest;  principal of $6,597;  convertible  to common stock based on 75% of average price; due on 9/3/2009, net of
     unamortized  discount  related  to the debt  discount  of $0          6,597
     10% Interest;  principal of $104,757;  convertible to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $30,430                                                              74,327
     10% Interest;  principal of $11,000;  convertible  to common stock based on 75% of average price;  due on 10/9/2009,  net
     of unamortized discount related to the debt discount of $459         10,541
     10% Interest;  principal of $31,925;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         31,925
     10% Interest;  principal of $10,269;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $780                                                                  9,489
     10% Interest;  principal of $12,500;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $4170                                                                 8,330
     10% Interest;  principal of $15,000;  convertible  to common stock based on 75% of average price; due on 8/1/2009, net of
     unamortized  discount  related  to the debt  discount  of $0         15,000
     10% Interest;  principal of $32,017;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $10,725                                                              21,292
     10% Interest;  principal of $40,542;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $15,715                                                              24,827
     10% Interest;  principal of $10,642;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $3,565                                                                7,077
     10%  Interest;  principal of $9,458;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $3,000                                                                6,458
     10% Interest;  principal of $37,133;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $10,576                                                              26,557
     10%  Interest;  principal of $5,000;  convertible  to common stock based on 75% of average price; due on 10/28/2009,  net
     of unamortized discount related to the debt discount of $595          4,405
     10% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $3,271                                                                6,729
     10% Interest;  principal of $27,231;  convertible  to common stock based on 75% of average price;  due on 6/30/2009,  net
     of unamortized discounted related to the debt discount of $0         27,231
     10% Interest;  principal of $13,000;  convertible  to common stock based on 75% of average price; due on 8/1/2009, net of
     unamortized  discount  related  to the debt  discount  of $0         13,000
     10%  Interest;  principal of $7,209;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $2,257                                                                4,952
     10% Interest;  principal of $23,847;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $7,375                                                               16,472

     10% Interest;  principal of $20,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $6,578                                                               13,422
     10% Interest;  principal of $25,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $8,181                                                               16,819
     10% Interest;  principal of $70,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $22,778                                                              47,222
     10% Interest;  principal of $36,867;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $10,619                                                              26,248
     5%  Interest;  principal of $73,975;  convertible  to common stock based on 75% of average price; due on 7/1/2009, net of
     unamortized  discount  related  to the debt  discount  of $0         73,975
     10%  Interest;  principal of $1,112;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discounted  related to the debt discount of
     $1,112                                                                    0
     10% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $3,285                                                                6,715
     10% Interest;  principal of $15,000;  convertible  to common stock based on 75% of average price; due on 10/29/2009,  net of  unamortized  discount  related to the debt  discount  of
     $6,369                                                                8,631
     10% Interest;  principal of $50,240;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $16,110                                                              34,130
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                          $542,371
                                                                        ========

SHORT TERM NOTES PAYABLE :
     10% Interest;  principal of $50,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $16,349                                                              33,651
     10% Interest;  principal of $50,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $16,349                                                              33,651
     10% Interest;  principal of $15,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $4,787                                                               10,213
     10% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $3,595                                                                6,405
     10% Interest;  principal of $20,500;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $4,871                                                               15,629
                                                                        --------
  TOTAL SHORT TERM NOTES PAYABLE                                        $ 99,549
                                                                        ========

PERIOD ENDED SEPTEMBER 30, 2009

As of September 30, 2009, the Company's current assets were $82,068 and its current liabilities were $2,769,396, resulting in a working capital deficit of $2,687,328. As of September 30, 2009, current assets were comprised of (i) $307 in cash; (ii) $80,750 deposit for Wuhan Wufeng Machinery Company; (iii) $1,011 in other current assets.

As of September 30, 2009, current liabilities were comprised of (i) $1,643,962 in derivative liability; (ii) $542,371 in notes payable to stockholders and $99,549 in notes payable; (iii) $308,332 in accounts payable and accrued expenses, $175,182 of accrued expenses for related parties.

As of September 30, 2009, the Company's total assets were $84,068 and its total liabilities were $2,769,396 with a net stockholder's deficit of $2,685,328.

For the nine months ended September 30, 2009, net cash flows used in operating activities were ($123,375) compared to net cash flows used in operating activities of ($495,213), before the net cash used in and provided by discontinued operations, for the nine months ended September 30, 2008. The decrease of $371,838 during the twelve-month period ended September 30 2009 was primarily due to the decrease of net loss and the non-cash change in fair value of derivative liability.

For the nine months ended September 30, 2009, net cash flows used in investing activities were $0 compared to net cash flows used in investing activities of ($161,500), before the net cash used in and provided by discontinued operations, for the nine months ended September 30, 2008. The increase of $161,500 during the twelve-month period ended September 30 2009 was because the company did not make any new investments during the year.

For the twelve-month period ended September 30, 2009, net cash flows provided by financing activities was $122,501 compared to net cash flows provided by financing activities of $627,317 for the twelve-month period ended September 30, 2008. Cash inflows in 2009 consisted primarily of proceeds from the note payable and investor deposit. The decrease of $504,816 was primarily due to the decrease of the additional loan proceeds from creditors.

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

In the past nine months, the Company funded operations through debt and securities issuances. For the rest of the fiscal year of 2009, the Company plans to continue to fund the Company through debt and securities until the Company generates revenues through operations as stated above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

We conducted an evaluation under the supervision and with the participation of our management, including Kenneth Yeung, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008, and again as of September 30, 2009, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 and again as of September 30, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

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

During 2008, we corrected the deficiency described in subparagraph a, immediately above. However, we did not have adequate segregation of duties (see the deficiency described in subparagraph b, immediately above) that were mitigated over certain areas of our financial reporting process as of December 31, 2008, and as of September 30, 2009, due to the lack of a sufficient number of employees to achieve proper segregation of duties.

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

We have engaged a regionally-recognized independent consulting firm to assist management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer surmised that the Company has improved the effective internal control over financial reporting as of December 31, 2008 and as of September 30, 2009.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since June 30, 2009, the Company has issued the following securities without registration under the Securities Act of 1933:

                      Number of          Aggregate
Date of Issue       Shares Issued        Sales Price      Nature of Transaction
-------------       -------------        -----------      ---------------------
  7/20/2009           67,500,000           $11,897          Debt cancellation
  8/05/2009           68,000,000           $10,200          Debt cancellation
  8/18/2009           75,000,000           $11,850          Debt cancellation
  9/11/2009           82,000,000           $11,480          Debt cancellation
  9/18/2009           78,431,372           $10,000          Debt cancellation
  9/30/2009           75,000,000           $ 9,000          Debt cancellation
  10/13/2009          85,000,000           $ 9,563          Debt cancellation

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

3(i)(9)**      Certificate of Amendment to Articles of  Incorporation  to change the total authorized capital stock of the Company filed with the Secretary of State of Nevada on October 13, 2009.

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

                                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.


Date: November 13, 2009          /s/ Kenneth Yeung
                                 -----------------------------------------------
                                 Kenneth Yeung
                                 President, Chief Executive Officer and
                                 Chief Financial Officer (Principal
                                 Accounting, Executive and Financial Officer)