Form 10-K
period 2009-12-31
International Building Technologies Group, Inc.
filed 2010-03-31
CIK 1075993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2009
                                       OR

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate marker value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's second fiscal quarter (June 30, 2009) was approximately $325,701.

On March 29, 2010, 2,525,114,285 shares of the Registrant's common stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----
                                     PART I
Item 1.   Business                                                            4
Item 2.   Properties                                                          9
Item 3.   Legal Proceedings                                                   9
Item 4.   Submission of Matters to a Vote of Security Holders                 9

                                     PART II

Item 5.   Market For Common Equity and Related Stockholder Matters and        9
          Issuer Purchases of Equity Securities
Item 6.   Selected Financial Data                                            15
Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         15
Item 8.   Financial Statements and Supplementary Data                        19
Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          20
Item 9A.  Controls and Procedures                                            20
Item 9B.  Other Information                                                  22

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance             22
Item 11.  Executive Compensation                                             25
Item 12.  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                   27
Item 13.  Certain Relationships and Related Transactions, and Director
           Independence                                                      28
Item 14.  Principal Accounting Fees and Services                             29

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules                            30

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

FOREIGN CURRENCY RISK

     The Company has subsidiaries operating in the foreign arena and is exposed to foreign currency fluctuations. Currently, the Company's subsidiaries are operating in China and Hong Kong. The Company's exposure to foreign currency fluctuations in Hong Kong is limited as the Hong Kong Dollar is pegged against the U.S. dollar. However, the Company's exposure to foreign currency fluctuations in China is greater as the Chinese RMB has a floating exchange rate based on market supply and demand with reference to a basket of currencies.

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

EMPLOYEES

      As of March 29, 2010, we had one full time employee, Kenneth Yeung, who is our President and Chief Executive Officer. We believe that our relations with our employee are good. Our employee is not represented by a union or covered by a collective bargaining agreement.

REPORTS TO SECURITY HOLDERS

      The public may view and obtain copies of the Company's reports, as filed with the Securities and Exchange Commission, at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Additionally, copies of the Company's reports are available and can be accessed and downloaded via the internet on the SEC's internet site at http://www.sec.gov.

ITEM 2. PROPERTIES.

     The Company does not own any real estate.

     On February 20, 2009, the Company relocated its principal executive offices to 17800 Castleton Street, Suite 638, City of Industry, California 91748. The new offices are being leased under a verbal sublease from Allied Consultants, Inc., a company owned by Nelson Yeung, the brother of our President, Kenneth Yeung. Kenneth Yeung has no financial or other interest in Allied Consultants, Inc. The sublease rental is $3,250.00 per month, which covers access to and use of office furniture and equipment owned by Allied Consultants, Inc. The sublease is a month to month lease.

ITEM. 3 LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2009.

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

     Fiscal 2008                         High                Low
     -----------                         ----                ---

     First Quarter (1)                 $.00625             $.0020
     Second Quarter (1)                $.00450             $.0010
     Third Quarter (1)                 $.00250             $.0015
     Fourth Quarter (1)                $.00200             $.0001

     Fiscal 2009                         High                Low
     -----------                         ----                ---

     First Quarter (2)                 $0.0008             $0.0001
     Second Quarter (1)                $0.0004             $0.0001
     Third Quarter (1)                 $0.0002             $0.0001
     Fourth Quarter (1)                $0.0002             $0.0001

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

HOLDERS

     As of March 26, 2010, there were approximately 359 shareholders of record of the Company's Common Stock, 96 shareholders of record of the Company's Series A Preferred Stock, one shareholder of record of the Company's Series C Preferred Stock, four shareholders of record of the Company's Series D Preferred Stock, four shareholders of record of the Company's Series E Preferred Stock and one shareholder of record of the Company's Series F Preferred Stock.

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

RECENT ISSUANCE OF UNREGISTERED SECURITIES

     Since December 31, 2008, the Company has issued the following common stock without registration under the Securities Act of 1933:

                      Number of           Aggregate            Nature of
Date of Issue       Shares Issued        Sales Price          Transaction
-------------       -------------        -----------          -----------
1/12/2009            37,389,530          $ 7,477.90       Debt cancellation (1)
1/19/2009            35,000,000          $ 5,250.00       Debt cancellation (2)
2/12/2009            39,900,000          $ 3,990.00       Debt cancellation (3)
2/18/2009            35,000,000          $ 2,625.00       Debt cancellation (2)
2/23/2009            45,000,000          $ 4,500.00       Debt cancellation (4)
3/2/2009             45,000,000          $ 3,375.00       Debt cancellation (2)
3/24/2009            40,000,000          $ 4,000.00       Debt cancellation (5)
3/24/2009            40,000,000          $ 4,000.00       Debt cancellation (6)
3/24/2009            46,000,000          $ 3,450.00       Debt cancellation (2)
4/6/2009             40,000,000          $ 4,000.00       Debt cancellation (7)
4/21/2009            55,557,150          $11,450.00       Debt cancellation (1)
4/21/2009            48,000,000          $ 3,600.00       Debt cancellation (2)
5/29/2009            62,000,000          $12,400.00       Debt cancellation (4)
5/29/2009            62,000,000          $ 9,300.00       Debt cancellation (2)
6/26/2009            65,000,000          $ 6,825.00       Debt cancellation (2)
6/26/2009            64,867,747          $11,676.00       Debt cancellation (3)
7/27/2009            67,500,000          $11,897.00       Debt cancellation (1)
8/6/2009             68,000,000          $10,200.00       Debt cancellation (2)
8/18/2009            75,000,000          $11,850.00       Debt cancellation (8)
9/11/2009            82,000,000          $11,480.00       Debt cancellation (2)
9/18/2009            78,431,372          $10,000.00       Debt cancellation (1)
9/30/2009            75,000,000          $ 9,000.00       Debt cancellation (3)
10/13/2009           85,000,000          $ 9,563.00       Debt cancellation (2)
11/9/2009            90,000,000          $   850.00       Debt cancellation (2)
12/10/2009          112,500,000          $ 1,125.00       Debt cancellation (8)
12/17/2009           65,177,800          $   651.78       Debt cancellation (2)
1/8/2010             88,000,000          $12,320.00       Conversion of Series
                                                          F Preferred Stock (9)
1/19/2010           120,000,000          $13,080.00       Debt cancellation (4)
----------
(1)  Shares issued to an individual.
(2)  Shares issued to a single entity upon conversion of debenture.
(3)  Shares issued to an individual.
(4)  Shares issued to a single entity.
(5)  Shares issued to a single entity.
(6)  Shares issued to a single entity.
(7)  Shares issued to a single entity.
(8)  Shares issued to a single entity.
(9)  Shares issued to a single entity.

     Since December 31, 2008, the Company issued the following shares of Series C Preferred Stock without registration under the Securities Act of 1933, as amended:

                      Number of           Aggregate            Nature of
Date of Issue       Shares Issued        Sales Price          Transaction
-------------       -------------        -----------          -----------
October 5, 2009       1,000,000           $1,000.00          Cash investment

     Since December 31, 2008, the Company issued the following shares of Series D Preferred Stock without registration under the Securities Act of 1933, as amended:

                      Number of           Aggregate            Nature of
Date of Issue       Shares Issued        Sales Price          Transaction
-------------       -------------        -----------          -----------
4/20/2009                50,000           $50,000            Cash investment
8/3/2009                 50,000           $50,000            Cash investment
8/6/2009                 25,000           $25,000            Cash investment
8/6/2009                 25,000           $25,000            Cash investment
9/21/2009                22,500           $22,500            Cash investment
9/30/2009                50,000           $50,000            Cash investment

      During  2008,  the  Company  issued  the  following   securities   without
registration under the Securities Act of 1933:

                      Number of           Aggregate            Nature of
Date of Issue       Shares Issued        Sales Price          Transaction
-------------       -------------        -----------          -----------
1/18/2008             1,904,762           $ 9,532.81         In exchange for consulting services (1)
1/18/2008             1,934,974           $ 5,121.30         Debt repayment (1A)
1/18/2008             3,406,800           $ 8,632.83         Debt repayment (2)
1/18/2008             3,406,800           $ 8,632.83         Debt repayment (3)
1/21/2008             1,500,000           $ 7,500.00         Settlement (4)
2/4/2008              2,000,000           $ 5,000.00         In exchange for consulting services (1)
2/4/2008              1,703,698           $ 4,395.54         Debt repayment (1A)
2/11/2008               992,064           $ 6,250.00         In exchange for consulting services (5)
2/25/2008             1,500,000           $ 6,000.00         Settlement (4)
3/11/2008             4,000,000           $ 6,000.00         Debt repayment (6)
3/11/2008             4,000,000           $ 6,000.00         Debt repayment (7)
3/11/2008             2,666,667           $ 8,533.33         In exchange for consulting services (1)
3/11/2008             4,081,293           $ 5,713.81         Debt repayment (8)
3/11/2008             4,081,293           $ 5,713.81         Debt repayment (9)
3/11/2008             4,089,000           $ 7,360.20         Debt repayment (2)
3/11/2008             2,344,288           $ 4,454.15         Debt repayment (1A)
3/19/2008             1,282,629           $ 3,847.88         In exchange for consulting services (26)
4/1/2008              5,643,350           $ 5,079.01         Debt repayment (8)
4/3/2008              3,703,704           $ 5,185.19         In exchange for consulting services (1)
4/3/2008              2,777,778           $ 3,055.56         Debt repayment (7)
4/3/2008              2,777,778           $ 3,055.56         Debt repayment (6)
4/3/2008              2,959,960           $ 4,439.94         Debt repayment (1A)
4/15/2008             6,531,558           $ 4,572.09         Debt repayment (9)
4/21/2008             3,000,000           $ 2,940.00         Debt repayment (10)
4/21/2008             3,763,150           $ 4,003.99         Debt repayment (2)
4/28/2008             8,918,919           $12,000.00         Private offering of common stock (11)
4/28/2008             6,875,000           $10,000.00         Private offering of common stock (12)
4/28/2008             4,761,905           $ 5,000.00         In exchange for consulting services (1)
4/28/2008             4,014,192           $ 4,395.43         Debt repayment (1A)
4/30/2008             7,971,014           $10,000.00         Private offering of common stock (13)
5/2/2008              6,857,483           $ 3,657.72         Debt repayment (14)

5/21/2008             4,444,444           $ 4,000.00         In exchange for consulting services (1)
5/21/2008             5,000,000           $ 3,000.00         Debt repayment (7)
5/21/2008             5,000,000           $ 3,000.00         Debt repayment (6)
5/21/2008             7,000,000           $ 4,200.00         Debt repayment (10)
5/21/2008             7,000,000           $ 4,200.00         Debt repayment (2)
5/21/2008             5,801,656           $ 5,395.54         Debt repayment (1A)
5/21/2008             7,000,000           $ 4,200.00         Debt repayment (3)
5/21/2008             9,160,950           $ 9,160.95         Debt repayment (8)
5/23/2008             7,857,143           $10,000.00         Private offering of common stock (15)
6/17/2008             7,638,889           $10,000.00         Private offering of common stock (16)
6/30/2008             4,824,561           $ 5,000.00         Private offering of common stock (17)
7/8/2008             12,068,332           $12,068.33         Debt repayment (14)
7/11/2008            10,204,081           $ 5,000.00         Private offering of preferred stock (18)
7/11/2008            10,204,081           $ 5,000.00         Private offering of preferred stock (19)
7/11/2008            10,204,081           $ 5,000.00         Private offering of preferred stock (20)
7/11/2008            12,300,000           $12,300.00         Debt repayment (21)
7/11/2008            12,000,000           $12,000.00         Debt repayment (2)
7/11/2008            10,000,000           $10,000.00         Debt repayment (3)
7/11/2008            12,000,000           $12,000.00         Debt repayment (10)
7/11/2008             5,000,000           $ 5,000.00         Debt repayment (7)
7/11/2008             5,000,000           $ 5,000.00         Debt repayment (6)
7/29/2008            60,625,000           $40,000.00         Private offering of common stock (12)
7/29/2008            15,081,081           $12,000.00         Private offering of common stock (11)
7/29/2008            11,224,490           $10,000.00         Private offering of common stock (22)
7/31/2008             9,000,000           $ 9,000.00         Debt repayment (23)
8/1/2008              7,000,000           $ 7,000.00         Private offering of preferred stock (24)
8/1/2008             12,999,265           $ 7,604.57         Debt repayment (1A)
8/1/2008             11,976,000           $11,976.00         Debt repayment (9)
8/1/2008             11,976,000           $11,976.00         Debt repayment (8)
8/14/2008             6,111,111           $10,000.00         Private offering of common stock (25)
8/14/2008             6,932,773           $15,000.00         Private offering of common stock (16)
8/27/2008            17,629,390           $16,659.77         Debt repayment (1A)
8/29/2008             2,916,667           $ 4,375.00         In exchange for consulting services (26)
8/29/2008             4,548,340           $ 6,822.51         In exchange for consulting services (26)
9/4/2008              6,875,000           $10,000.00         Private offering of common stock (27)
9/18/2008            24,609,743           $11,320.48         Debt repayment (14)
9/19/2008             8,000,000           $ 3,360.00         Debt repayment (28)
9/22/2008             5,238,095           $10,000.00         Private offering of common stock (29)
9/29/2008             5,500,000           $ 5,000.00         Private offering of common stock (30)
9/29/2008            26,855,656           $21,350.23         Debt repayment (1A)
10/2/2008             5,565,513           $ 4,452.41         In exchange for consulting services (26)
10/30/2008            7,500,000           $ 3,000.00         Debt repayment (7)
10/30/2008            7,500,000           $ 3,000.00         Debt repayment (6)
11/4/2008             8,203,000           $ 3,500.00         Debt repayment (24)
11/4/2008             6,000,000           $ 2,940.00         Debt repayment (23)
11/4/2008             6,000,000           $ 2,940.00         Debt repayment (20)
11/4/2008             6,000,000           $ 2,940.00         Debt repayment (10)
11/4/2008             6,000,000           $ 2,940.00         Debt repayment (2)
11/4/2008             6,000,000           $ 2,940.00         Debt repayment (21)
11/4/2008             6,000,000           $ 2,940.00         Debt repayment (3)
11/4/2008             4,427,550           $ 3,055.31         In exchange for consulting services (31)
11/17/2008           15,318,264           $ 7,505.95         Debt repayment (8)
11/21/2008           30,636,529           $12,560.97         Debt repayment (1A)
11/21/2008            8,928,571           $ 5,267.85         Debt repayment (32)
11/21/2008           15,318,265           $ 7,505.95         Debt repayment (8)

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

      During the fiscal year ended December 31, 2007, the Company issued the following securities without registration under the Securities Act of 1933:

                      Number of           Aggregate            Nature of
Date of Issue       Shares Issued        Sales Price          Transaction
-------------       -------------        -----------          -----------
  2/9/2007              166,667           $    5,000         In exchange for debt cancellation
  3/1/2007              384,615           $   10,000         In exchange for debt cancellation
  3/9/2007              403,225           $   10,000         In exchange for debt cancellation
 4/16/2007              551,334           $   17,521         In exchange for debt cancellation
  5/4/2007              270,000           $   10,854         In exchange for debt cancellation
 5/10/2007              271,867           $   11,114         In exchange for debt cancellation
 5/17/2007           20,000,000           $1,300,000         Asset Purchase-IBT
  6/4/2007              220,000           $   11,000         In exchange for debt cancellation
 6/15/2007            1,219,904           $   41,042         In exchange for debt cancellation
 8/13/2007              142,858           $    2,085         Private Offering
  9/4/2007              257,142           $    3,754         Private offering
 9/12/2007              450,824           $    8,791         In exchange for debt cancellation
 10/5/2007            1,105,796           $    8,791         In exchange for debt cancellation
 11/5/2007            2,577,180           $    8,599         In exchange for debt cancellation
11/28/2007            4,000,000           $    5,768         In exchange for debt cancellation
 12/3/2007            2,350,000           $    3,386         In exchange for debt cancellation

12/17/2007            4,725,216           $    7,070         In exchange for debt cancellation
12/12/2007              350,000 (1)       $  350,000         Conversion of Note issued in connection
                                                              with the Suining Yinfa Project
12/12/2007               50,000 (2)       $   50,000         Director's Compensation

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

     The Company has also been working with investors to establish a Company operated panel production factory in China's Sichuan Province. This plan has been received with great interest by the Sichuan Construction Bureau, the government authority in governing major construction projects in rebuilding the earthquake region in Sichuan Province.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

     The results of operations in the prior year are not indicative of the performance in neither the current period nor future periods. This is due to the change in business from an exclusive die cast merchandising business to developing and manufacturing lightweight panel technology.

     For the year ended December 31, 2009, Operating Expenses for current operations totaled $480,513 is less than year ended December 31, 2008's Operating Expenses of $1,904,781. The decrease of $1,424,268 in Operating Expenses between years ended 2009 and 2008 is mostly attributed to the impairment of goodwill of $1,303,277 incurred in the year ended December 31, 2008. There was no such impairment of goodwill in the year ended December 31, 2009.

     The most significant change in our results of operations is the change in fair value of derivative. As of December 31, 2009, change in fair value of derivative gain was $32,133. There was no such gain in 2008. There was expense in change in fair value of derivative liability of $2,137,962 instead. The expense in 2008 was high because there was no such derivative liability at December 31, 2007. The Company incurred such expense for the year ended December 31, 2008 when the derivative liability was recognized at year end. The change in the fair value of derivative is resulted from the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 54,520,869,200 shares. The Company's Chief Executive Officer, Kenneth Yeung, holds 2,000,000 shares of Series C Preferred Stock that are convertible into 43,956,043,956 common shares of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant exceeds the fair value of common stock of $0.0002 per share on December 31, 2009. The remaining common stock equivalent of 10,564,825,244 shares has been accounted for as a derivative liability. The fair value of the derivative of $2,105,829 was determined by utilizing the Black-Scholes valuation model.

     Another significant change in our results of operations is interest expense. As of December 31, 2009, Interest Expense for current operations totaled $1,402,005 is greater than the year ended December 31, 2008's Interest Expense of $705,535. The increase of $696,470 in Interest Expense is largely due to the amendment of the conversion feature of the notes in 2009. Accordingly, the beneficial conversion features of certain convertible notes were remeasured and were all amortized by the end of December 31, 2009. This consisted of non-cash interest expenses such as accretion of warrants and accretion on debt discounts (See Note 6 - Notes Payable & Debt Discounts). These non-cash expenses make up the majority of the difference between current year and prior year interest expense.

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

     Additionally, we may experience a cash shortfall and be required to raise additional capital. In the year ended December 31, 2009 we relied on funds from the sale of shares of stock and loans from our shareholders to finance our operations and growth. Management may raise additional capital through future public or private offerings of our stock or through loans from private investors, although there can be no assurance that we will be able to obtain such financing. Our failure to do so could have a material and adverse affect upon us and our shareholders.

     The chart  below  summarizes  our debt  (see Note 5 - Notes  Payable & Debt
Discounts  of  the  Consolidated   Financial  Statements  -  Notes  Payable  and
Beneficial Conversions):

Terms                                                                     Amount
-----                                                                     ------
SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:
-    10% Interest;  principal of $6,597;  convertible  to common stock based on 75% of average price;  due on 9/3/2009,  net
     of unamortized  discount related to the debt discount of $0           6,597
-    10% Interest; principal of $104,757;  convertible to common stock based on 75% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0                                                                  104,757
-    10% Interest;  principal of $11,000;  convertible to common stock based on 75% of average price; due on 10/9/2009,  net
     of unamortized  discount related to the debt discount of $0          11,000
-    10% Interest;  principal of $31,925;  convertible to common stock based on 75% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0                                                                   31,925
-    10% Interest;  principal of $1 0,269;  convertible to common stock based on 75% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0                                                                   10,269

-    10% Interest;  principal of $12,500;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          12,500
-    10% Interest;  principal of $15,000;  convertible to common stock based on 75% of average price;  due on 8/1/2009,  net
     of unamortized  discount related to the debt discount of $0          15,000
-    10% Interest;  principal of $32,017;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          32,017
-    10% Interest;  principal of $28,326;  convertible to common stock based on 75% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0                                                                   28,326
-    10% Interest;  principal of $10,642;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          10,642
-    10% Interest;  principal of $9,458;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0                                                                    9,458
-    10% Interest;  principal of $37,133;  convertible to common stock based on 75% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0                                                                   37,133
-    10% Interest;  principal of $5,000;  convertible  to common stock based on 75% of average price; due on 10/28/2009, net
     of unamortized  discount related to the debt discount of $0           5,000
-    10% Interest;  principal of $10,000;  convertible to common stock based on 75% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $3,271                                                               10,000
-    10% Interest;  principal of $13,000;  convertible to common stock based on 75% of average price;  due on 8/1/2009,  net
     of unamortized  discount related to the debt discount of $0          13,000
-    10% Interest;  principal of $7,209;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0                                                                    7,209
-    10% Interest;  principal of $23,847;  convertible to common stock based on 75% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0                                                                   23,847
-    10% Interest;  principal of $20,000;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          20,000
-    10% Interest;  principal of $25,000;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          25,000
-    10% Interest;  principal of $70,000;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          70,000
-    10% Interest;  principal of $36,867;  convertible to common stock based on 75% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0                                                                   36,867
-    5% Interest;  principal of $73,975;  convertible  to common stock based on 75% of average price;  due on 7/1/2009,  net
     of unamortized  discount related to the debt discount of $0          73,975
-    10% Interest;  principal of $1,112;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0                                                                    1,112
-    10% Interest;  principal of $10,000;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          10,000
-    10% Interest;  principal of $15,000;  convertible to common stock based on 75% of average price; due on 10/29/2009, net of  unamortized  discount  related to the debt  discount of
     $2,463                                                               12,537
-    10% Interest;  principal of $50,240;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          50,240
                                                                      ----------
  TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                      $  668,411
                                                                      ==========

SHORT TERM NOTES PAYABLE:
-    10% Interest;  principal of $50,000;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          50,000

-    10% Interest;  principal of $50,000;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          50,000
-    10% Interest;  principal of $15,000;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          15,000
-    10% Interest;  principal of $10,000;  convertible to common stock based on 75% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $325                                                                  9,675
-    10% Interest;  principal of $20,500;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          20,500
                                                                      ----------
  TOTAL SHORT TERM NOTES PAYABLE                                      $  145,175
                                                                      ==========

YEAR ENDED DECEMBER 31, 2009

     As of December 31, 2009, the Company's current assets were $13,525 and its current liabilities were $3,432,633, resulting in a working capital deficit of $3,419,108. As of December 31, 2009, current assets were comprised of (i) $12,514 in cash; (ii) $1,011 in other current assets.

     As of  December  31,  2009,  current  liabilities  were  comprised  of  (i)
$2,105,829 in derivative liability; (ii) $668,411 in notes payable to stockholders and $145,175 in notes payable; (ii) $305,897 in accounts payable and accrued expenses and $207,321 of other amounts due to shareholders.

     As of December 31, 2009,  the  Company's  total assets were $15,525 and its
total  liabilities  were  $3,432,633,   with  a  net  stockholder's  deficit  of
$3,417,108.

     For the year ended December 31, 2009, net cash flows used in operating activities were ($193,304) compared to net cash flows used in operating activities of $469,654, before the net cash used in and provided by discontinued operations, for the year ended December 31, 2008. The decrease of $276,736 during the twelve-month period ended December 31, 2009 were primarily due to the increase in accounts payable and decrease in net loss.

     For the year ended December 31, 2009, net cash flows used in investing activities was $80,750 compared to net cash used by investing activities of $161,500 during the year ended December 31, 2008. Cash inflows in 2009 were the return of investment deposit from Wuhan Wufeng Machinery Company. Cash outflows in 2008 were related to the acquisition of Wuhan Wufeng Machinery Company.

     For the twelve-month period ended December 31, 2009, net cash flows provided by financing activities was $123,501 compared to net cash flows provided by financing activities of $599,852 for the twelve-month period ended December 31, 2008. Cash inflows in 2009 consisted of the sale of preferred stock. Cash inflows in 2008 consisted primarily of proceeds from the issuance of common stock and notes payable.

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

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We conducted an evaluation under the supervision and with the participation of our management, including Kenneth Yeung, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009 that our disclosure controls and procedures have been improved and were maintained effectively at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of Dec. 31, 2009 and 2008 during its assessment of our internal control over financial reporting as follows:

     1. We did not have adequate segregation of duties over certain areas of our financial reporting process.

     The internal control deficiency identified above will only be completely corrected if the company expands and has the capacity to adequately segregate the duties to mitigate risk in financial reporting. Expansion will depend mostly on the ability of management to begin operations and generate enough income to warrant growth in personnel.

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

     We had engaged a regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer surmised that the Company has improved the effective internal control over financial reporting as of December 31, 2009.

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

     In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

     1. Identify and retain one or two new directors for our board of directors including a member who is appropriately credentialed as a financial expert with a goal of having sufficient independent board of directors oversight;

     2. Ensure all entity level controls are applied at all levels of the organization and are scalable for acquisition or merge targets;
     3. Establish comprehensive formal general accounting policies and procedures and require directors or employees to sign off such policies and procedures as documentation of their understanding of and compliance with company policies;
     4. Make all directors or employees subject to our Code of Ethics (including those employees in acquisition targets) and require all employees and directors to sign our Code of Ethics on an annual basis and retain the related documentation; and,
     5.   Implement better segregation of duties given the size of our company.

     We believe that the above five initiatives have been at least partially, if not fully, implemented by the end of 2009, until we are able to hire additional personnel.

CONCLUSION

     It is reasonably possible that, if not re-mediated, the identified material weakness noted above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

IDENTITY OF DIRECTORS AND EXECUTIVE OFFICERS AS OF MARCH 31, 2010

    Name             Director Since     Age                     Position
    ----             --------------     ---                     --------
Kenneth Yeung*       April 13, 2007      54     President, Chief Executive Officer, Chief
                                                Financial Officer, Treasurer and Director
Peter Chin**         May 21, 2007        62     Secretary and Director

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

COMPENSATION OF DIRECTORS

     During 2009, we issued 50,000 shares of Series D Preferred to Director Peter Chin as compensation. During 2008, we did not compensate our Directors for serving on our Board of Directors. During 2007, we issued 50,000 restricted shares of our Series D Preferred Stock one of our Directors, Peter Chin.

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

     Based  on our  review  of the  copies  of such  forms  filed  with  the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that during the fiscal year ended
December 31, 2009, all the officers, directors and more than 10% beneficial owners have complied with the above described filing requirements, except for Peter Chin and Kenneth Yeung. Kenneth Yeung, our President and a Director, inadvertently did not file a Form 4 in October 2009, covering his acquisition of 1,000,000 shares of our Series C Preferred Stock. However, Mr. Yeung subsequently filed a Form 5 on February 9, 2010, which included his acquisition of the 1,000,000 shares of Series C Preferred Stock. Peter Chin, our Corporate Secretary and a Director, inadvertently did not file a Form 4 in October 2009, covering his acquisition of 50,000 shares of our Series D Preferred Stock.
However, Mr. Chin subsequently filed a Form 5 on February 9, 2010, which included such 50,000 shares of Series D Preferred Stock.

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

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate compensation paid by the Company to the above named executive officers and directors of the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE


                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)   Bonus($)  Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------   --------  ---------   ---------  ---------------   -----------   ---------------  ---------

Kenneth         2009   $210,000     $   0    $     0       $   0        $   0            $   0       $ 6,676(1)      $217,676
Yeung,          2008   $100,000     $   0    $     0       $   0        $   0            $   0       $ 6,584(2)      $106,584
President       2007   $100,000     $   0    $     0       $   0        $   0            $   0       $ 3,096(3)      $103,096
and CEO

Peter Chin,     2009   $      0     $   0    $50,000       $   0        $   0            $   0       $     0         $ 50,000
Director        2008   $      0     $   0    $     0       $   0        $   0            $   0       $     0         $      0
                2007   $      0     $   0    $50,000(4)    $   0        $   0            $   0       $     0         $ 50,000

----------
(1) During the fiscal year ended December 31, 2009, Mr. Kenneth Yeung received cash salary of $210,000 and a car allowance of $6,676 (pursuant to his employment agreement with the Company).
(2) During the fiscal year ended December 31, 2008, Mr. Kenneth Yeung received cash salary of $100,000 and a car allowance of $6,584 (pursuant to his employment agreement with the Company).

(3) During the fiscal year ended December 31, 2007, Mr. Kenneth Yeung received a cash salary of $100,000 and a car allowance of $3,096 (pursuant to his employment agreement with the Company)
(4) During 2009, the Company issued 50,000 shares of Series D Preferred Stock to Mr. Peter Chin as compensation for serving as Corporate Secretary and Director of the Company during 2008 and 2009. The shares ere valued at $1.00 per share for an aggregate consideration of $50,000.

EMPLOYMENT CONTRACTS

     On May 21, 2007, the Company entered into a three year Employment Agreement with Kenneth Yeung, its President and Chief Executive Officer. The Employment Agreement was effective as of May 1, 2007, and expires on April 30, 2010, unless earlier terminated as provided in the Employment Agreement. The Employment Agreement provides for base compensation to Mr. Yeung of $17,500 per month until April 30, 2010. On February 1, 2010, the Company entered into a three year Employment Agreement with Mr. Yeung to become effective on May 1, 2010, that provides for the following base compensation to Mr. Yeung:

      May-December 2010                   $20,000 per month
      January-December 2011               $22,500 per month
      January-December 2012               $25,000 per month
      January-April 2013                  $27,500 per month

     In addition to the above base compensation, Mr. Yeung is entitled to the following compensation benefits:

     *    Participation in the Company's Stock Option Plan;
     *    An undesignated monthly automobile allowance;
     * Participation in group life, hospitalization or disability insurance programs, health programs, pension plan similar benefit plan or other "fringe benefits" of the Company; and
     * An annual incentive bonus in an amount not less than 1.8% of the total collected sales amount from operations of the Company, payable within 30 days after the end of each fiscal year during the term of his new Employment Agreement; and
     * Other incentive bonus in an amount deemed appropriate by the Compensation Committee of the Company (when constituted), subject to review every six months.

DIRECTOR COMPENSATION

     We do not have formal compensation plan for our directors. During 2009, we issued 50,000 shares of our Series D Preferred Stock to Director Peter Chin for services rendered since January 1, 2008. The shares were valued at $1.00 per share for an aggregate compensation of $50,000.

COMPENSATION DISCUSSION AND ANALYSIS

     We have prepared the following Compensation Discussion and Analysis to provide you with information that we believe is necessary to understand our executive compensation policies and decisions as they relate to the compensation of our named executive officers.

     We have only two members on our board of directors and do not currently have a compensation committee. However, we intend to expand our board of directors in the near future by appointing or electing at least two new directors who will be deemed to be independent directors. The presence of independent directors on our board of directors will allow us to form and constitute a compensation committee of our board of directors.

     The primary objectives of the compensation committee with respect to executive compensation will be to (i) attract and retain the best possible executive talent available to us; (ii) motivate our executive officers to enhance our growth and profitability and increase shareholder value; and (iii) reward superior performance and contributions to the achievement of corporate objectives.

     The focus of our executive pay strategy will be to tie short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance objectives or benchmarks and to align executive compensation with the creation and enhancement of shareholder value. In order to achieve these objectives, our compensation committee will be tasked with developing and maintaining a transparent compensation plan that will tie a substantial portion of our executives' overall compensation to our sales, operational efficiencies and profitability.

     Our board of directors has not set any performance objectives or benchmarks for 2010, as it intends for those objectives and benchmarks to be determined by the compensation committee once it is constituted and then approved by the board. However, we anticipate that compensation benefits will include competitive salaries, bonuses (cash and equity based), health insurance and stock option plans.

     Our compensation committee will meet at least quarterly to assess the cost and effectiveness of each executive benefit and the performance of our executive officers in light of our revenues, expenses and profits.

OTHER CONTRACTS

     None.

OPTION/SAR GRANTS TABLE

     There were no stock options/SARS granted under the Company's stock option plans to executive officers and directors during fiscal 2009 or 2008.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     There were no exercises of stock options/SAR by executive officers during fiscal 2009 or 2008.

LONG-TERM INCENTIVE PLAN AWARDS

     There were no long-term incentive plan awards made in the last two fiscal years.

REPRICING OPTIONS

     During the fiscal year ended December 31, 2009, the Company did not reprice any stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     To our knowledge, the following table sets forth, as of March 26, 2010, information regarding the ownership of our common stock by:

     *    Persons who own more than 5% of our common stock
     *    each of our directors and each of our executive officers; and
     *    all directors and executive officers as a group.

(a) Security Ownership of Certain Beneficial Owners

     The Company has three (3) classes of voting securities outstanding (Common Stock, Series A Preferred Stock and Series C Preferred Stock). The following table sets forth security ownership information as of the close of business on March 26, 2010, for any person or group, known by the Company to own more than five percent (5%) of the Company's common stock and Series C Preferred Stock. No table is included for the Company's Series A Preferred Stock due to the fact that only 96 shares of same are outstanding and such shares represent a de minimus number of votes that could be cast on any matter presented for a vote of stockholders.

                                                                       Amount and
                                                                       Nature of
     Name and Address                         Title Of                 Beneficial    Percent of
   of Beneficial Owner                          Class                    Owner          Class
   -------------------                          -----                    -----          -----
Kenneth Yeung                            Series C Preferred            2,000,000        100%(1)
17800 Castleton Street, Suite 638
City of Industry, CA 91748

----------
1. The Series C Preferred Stock has voting rights of 3,000 votes per share, so that Mr. Yeung has the right to vote 6,000,000,000 of the 8,515,114,285 votes available to Mr. Yeung and the holders of our common stock, thereby giving Mr. Yeung controlling voting rights in the Company.

(b) Security Ownership of Management

     The following table sets forth security ownership information as of the close of business on March 26, 2010, of all directors and all executive officers listed in the "Summary Compensation Table" set forth herein, and all directors and executive officers as a group.

                                                                       Amount and
                                                                       Nature of
     Name and Address                             Title Of             Beneficial    Percent of
   of Beneficial Owner                              Class                Owner          Class
   -------------------                              -----                -----          -----

Kenneth Yeung                            Series C Preferred Stock      2,000,000       100.00%
17800 Castleton Street, Suite 638        Common Stock                          0            0%
City of Industry, CA 91748

Peter Chin
17800 Castleton Street, Suite 638        Series D Preferred Stock         50,000         24.1%
City of Industry, CA 91748               Common Stock                          0            0%

Officers and Directors as a              Series C Preferred Stock      2,000,000       100.00%
 Group (2 persons)                       Series D Preferred Stock         50,000         24.1%
                                         Common Stock                          0            0%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

     During 2009, the Company had no formal or standard compensation arrangement with members of its Board of Directors. During 2009 and as of the date of this annual report, the Company's two directors, Kenneth Yeung and Peter Chin, were and are not independent directors. As discussed under Item 2, above, on February 20, 2009, the Company entered into a sublease agreement with Allied Consultants, Inc., a company owned by Nelson Yeung, the brother of our President, Kenneth Yeung. Our board of directors believes the sublease is on terms fair and favorable to the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

     The Company has renewed the engagement of HJ Associates & Consultants, LLP to serve as the independent accounting firm responsible for auditing our financial statements for the fiscal year ended December 31, 2009.

     (1) Audit Fees. During the fiscal year ended December 31, 2009, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for 2009, was $42,000. During the fiscal year ended December 31, 2008, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB and for services provided in connection with the statutory and regulatory filings or engagements for 2008, was $36,000.

     (2) Audit-Related Fees. During fiscal years ended December 31, 2009 and 2008, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (1) above.

     (3) Tax Fees. Tax fees billed by HJ Associates & Consultants, LLP for 2009 and 2008 were $4,306 and $3,463, respectively.

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

     During the 2009 and 2008 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

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

3(i)(9)* Certificate of Amendment to Articles of Incorporation to change the total authorized capital stock of the Company, filed with the Secretary of state of Nevada on October 13, 2009 (Exhibit 3 (i) (9) to the Company's Quarterly report on Form 10-Q for the Period Ended September 30, 2009, filed with the Commission on November 16, 2009).

3(ii)* By-laws of the Company (Exhibit 3. II to the Company's Registration Statement on Form 10-SB filed with the Commission on February 8,
           2001).

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

10.2* Asset Sale and Purchase Agreement dated July 8, 2007, by and between International Building Technologies Co., Ltd. and Suining Yinfa Construction & Engineering Co., Ltd. (Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 23,
           2007).

10.3* Amendment to Asset Sale and Purchase Agreement by and between the Company and Suining Yinfa Construction and Engineering, Ltd., executed on December 5, 2007 (Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Commission on April 29, 2008).

10.4* Rescission to the Asset Sale and Purchase Agreement by and between the Company and Suining Yinfa Construction and Engineering, Ltd., executed on April 23, 2008 (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on April 29, 2008).

10.5*      Twelve Month Convertible Note Amendment dated March 14, 2007 (Exhibit
           10.2 to the Company's Current Report on Form 8-K filed with the Commission on March 27, 2007).

10.6* Employment Agreement between the Company and Kenneth Yeung dated May 21, 2007, effective May 1, 2007 (Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2007, filed with the Commission on April 3, 2008).

10.7** Employment Agreement between the Company and Kenneth Yeung dated February 1, 2010, effective May 1, 2010.

10.8* Stock Sale and Purchase Agreement by and between the Company and Wuhan Intepower Co., Ltd., executed on April 17, 2008 (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on April 21, 2008).

10.9** Compensation Agreement between the Company and Peter Chin dated September 30, 2009.

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

                                 International Building Technologies Group, Inc.


Dated: March 30, 2010                 /s/ Kenneth Yeung
                                      -----------------------------------------
                                 By:  Kenneth Yeung
                                 Its: President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 30, 2010                 /s/  Kenneth Yeung
                                      -----------------------------------------
                                 By:  Kenneth Yeung
                                 Its: President, Chief Executive Officer, and
                                      Director (Principal Executive Officer)
                                      Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)


Dated: March 30, 2010                 /s/ Peter Chin
                                      -----------------------------------------
                                 By:  Peter Chin
                                 Its: Corporate Secretary and Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
(A Development Stage Company)
International Building Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of International Building Technologies Group, Inc. and Subsidiaries (A Development Stage Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2009 and 2008 and since re-entering the development stage on April 1, 2007 through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Building Technologies Group, Inc. and Subsidiaries (A Development Stage Company) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended and since re-entering the development stage on April 1, 2007 through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of International Building Technologies Group, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2009, and accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statement, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 3 to the consolidated financial statement. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ HJ Associates & Consultants, LLP
--------------------------------------------
HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 30, 2010

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                  December 31,      December 31,
                                                     2009              2008
                                                   --------          --------
                                     ASSETS

Cash                                               $ 12,514          $  1,567
Deposit on Wuhan Wufeng Machinery Company                --           161,500
Other current assets                                  1,011             2,874
                                                   --------          --------
      Total current assets                           13,525           165,941
                                                   --------          --------

Other assets                                          2,000             2,000
                                                   --------          --------

      Total assets                                 $ 15,525          $167,941
                                                   ========          ========


           See accompanying notes to consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                                        December 31,      December 31,
                                                                                           2009              2008
                                                                                        -----------       -----------
                  LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY

LIABILITIES
  Accounts payable and accrued expenses                                                 $   305,897       $   176,550
  Accrued expenses - related parties                                                        207,321            43,716
  Derivative liability                                                                    2,105,829         2,137,962
  Notes payable                                                                             145,175            71,335
  Notes payable to shareholders                                                             668,411           566,942
                                                                                        -----------       -----------
      Total current liabilities                                                           3,432,633         2,996,505
                                                                                        -----------       -----------

COMMITMENTS & CONTINGENCIES                                                                      --                --

STOCKHOLDERS' (DEFICIT) EQUITY
  Preferred A stock, $250 par value, 10,000 shares authorized;
   96 shares issued and outstanding                                                          24,000            24,000
  Preferred C stock, $.001 par value, 3,000,000 shares authorized;
   2,000,000 and 1,000,000 shares issued and outstanding                                      2,000             1,000
  Preferred D stock,  $.001 par value, 10,000,000 shares authorized;
   207,500 and 35,000 shares issued and outstanding                                             208                35
  Preferred E stock, $.001 par value, 50,000,000 shares authorized;
   28,000 shares issued and outstanding                                                          25                25
  Preferred F stock, $.001 par value, 3,000,000 shares authorized;
   20,000 and 0 shares issued and outstanding                                                    20                20
  Common stock; $.00001 par value, 3,950,000,000 shares authorized;
   2,307,177,093 and 747,853,494 issued and outstanding                                      23,072             7,478
  Additional paid-in capital                                                              9,882,383         8,556,173
  Accumulated deficit - Prior to reentering development stage                            (5,534,336)       (5,534,336)
  Accumulated deficit - From inception of reentering development stage on 4/1/2007       (7,813,920)       (5,882,785)
  Other comprehensive income/(loss)                                                            (560)             (174)
  Noncontrolling interest                                                                        --                --
                                                                                        -----------       -----------
      Total stockholders' (deficit) equity                                               (3,417,108)       (2,828,564)
                                                                                        -----------       -----------

      Total liabilities and stockholders' (deficit) equity                              $    15,525       $   167,941
                                                                                        ===========       ===========


           See accompanying notes to consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               Cumulative Since
                                                           Year Ended December 31,               Reentering
                                                     ---------------------------------        Development Stage
                                                        2009                  2008           4/1/2007 - 12/31/2009
                                                     -----------           -----------       ---------------------
Retail sales                                         $        --           $        --            $        --
Cost of sales                                                 --                    --                     --
                                                     -----------           -----------            -----------
Revenues                                                      --                    --                     --
                                                     -----------           -----------            -----------
Operating expenses:
  Selling, general and administrative                    480,513               601,350              1,748,470
  Depreciation and amortization                               --             1,303,431              1,306,935
                                                     -----------           -----------            -----------
Total operating expenses                                 480,513             1,904,781              3,055,405
                                                     -----------           -----------            -----------
Operating loss                                          (480,513)           (1,904,781)            (3,055,405)
                                                     -----------           -----------            -----------
Other income (expense):
  Interest income                                             --                    17                    374
  Interest expense                                    (1,402,005)             (705,535)            (2,498,323)
  Loss on settlement                                          --               (23,500)               (23,500)
  Loss on investment                                     (80,750)              (35,000)              (115,750)
  Gain/(Loss) on extinguishment of debt                       --                   943                 11,297
  Gain on disposal of assets                                  --                 2,565                  2,565
  Change in fair value of derivative liability            32,133            (2,137,962)            (2,105,829)
  Minority interest in net loss of subsidiary                 --                    --                 15,000
  Other income (expense)                                      --                   759                  3,810
                                                     -----------           -----------            -----------
Total other income (expense)                          (1,450,622)           (2,897,713)            (4,710,356)
                                                     -----------           -----------            -----------
Loss from continuing operations                      $(1,931,135)          $(4,802,494)           $(7,765,761)
                                                     -----------           -----------            -----------


           See accompanying notes to consolidated financial statements

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)

                                                                                                     Cumulative Since
                                                                  Year Ended December 31,               Reentering
                                                            ----------------------------------      Development Stage
                                                                 2009                2008         4/1/2007 - 12/31/2009
                                                            --------------      --------------    ---------------------

Loss from continuing operations                             $   (1,931,135)     $   (4,802,494)        $   (7,765,761)
                                                            --------------      --------------         --------------
Discontinued operations:
  Income (loss) from operations of discontinued business                --                  --                (20,063)
  Income (loss) on disposal of assets                                   --                  --                 61,058
                                                            --------------      --------------         --------------
Income (loss) on discontinued operations                                --                  --                 40,995
                                                            --------------      --------------         --------------

Net loss                                                        (1,931,135)         (4,802,494)            (7,724,766)

Preferred dividend                                                      --             (39,154)               (89,154)
                                                            --------------      --------------         --------------
Net loss attributable to common shareholders                    (1,931,135)         (4,841,648)            (7,813,920)
                                                            --------------      --------------         --------------
Other comprehensive income
  Foreign currency translation                                        (386)               (101)                  (560)
                                                            --------------      --------------         --------------
Comprehensive loss                                          $   (1,931,521)     $   (4,841,749)        $   (7,814,480)
                                                            ==============      ==============         ==============

Net loss per common share - basic and diluted
  Continuing operations                                     $      (0.0013)     $      (0.0134)
                                                            ==============      ==============
  Discontinued operations                                   $           --      $           --
                                                            ==============      ==============
  Net Income (loss) per common share                        $      (0.0013)     $      (0.0135)
                                                            ==============      ==============
Weighted average common shares outstanding:
  Basic                                                      1,490,914,770         357,392,888
                                                            ==============      ==============
  Diluted                                                               --                  --
                                                            ==============      ==============


           See accompanying notes to consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                      Preferred Stock A           Preferred Stock C        Preferred Stock D
                                                    Shares        Amount         Shares       Amount      Shares       Amount
                                                    ------        ------         ------       ------      ------       ------
BALANCE, DECEMBER 31, 2007                               96     $  24,000        200,000     $   200       50,000     $    50
                                                   ========     =========     ==========     =======     ========     =======
2008
Common stock issued for services
Common stock issued for repayment of debt
Common stock issued for settlement
Sale of stock for cash                                                           800,000         800
Recievable of stock for cancelation of investment
Common stock issued for preferred stock                                                                   (15,000)        (15)
Beneficial conversion feature
Preferred Dividend
Stock offering cost
Other comprhensive income (loss)
Net loss
                                                   --------     ---------     ----------     -------     --------     -------
BALANCE, DECEMBER 31, 2008                               96        24,000      1,000,000       1,000       35,000          35

2009
Common stock issued for repayment of debt
Preferred stock for services                                                                               50,000          50
Sale of stock for cash                                                         1,000,000       1,000      122,500         123
Beneficial conversion feature
Other comprhensive loss
Net loss
                                                   --------     ---------     ----------     -------     --------     -------

BALANCE, DECEMBER 31, 2009                               96     $  24,000      2,000,000     $ 2,000      207,500     $   208
                                                   ========     =========     ==========     =======     ========     =======

                                                      Preferred Stock E         Preferred Stock F              Common Stock
                                                     Shares       Amount        Shares     Amount          Shares         Amount
                                                     ------       ------        ------     ------          ------         ------
BALANCE, DECEMBER 31, 2007                           350,000     $    350            --    $    --        68,198,914     $     682
                                                   =========     ========     =========    =======    ==============     =========
2008
Common stock issued for services                                                                          42,577,303           425
Common stock issued for repayment of debt                                                                434,791,958         4,348
Common stock issued for settlement                                                                         3,000,000            30
Sale of stock for cash                                                           20,000         20       161,673,076         1,617
Recievable of stock for cancelation of investment   (315,000)        (315)
Common stock issued for preferred stock               (7,000)         (10)                                37,612,243           376
Beneficial conversion feature
Preferred Dividend
Stock offering cost
Other comprhensive income (loss)
Net loss
                                                   ---------     --------     ---------    -------    --------------     ---------
BALANCE, DECEMBER 31, 2008                            28,000           25        20,000         20       747,853,494         7,478

2009
Common stock issued for repayment of debt                                                              1,559,323,599        15,594
Preferred stock for services
Sale of stock for cash
Beneficial conversion feature
Other comprhensive loss
Net loss
                                                   ---------     --------     ---------    -------    --------------     ---------

BALANCE, DECEMBER 31, 2009                            28,000     $     25        20,000    $    20     2,307,177,093     $  23,072
                                                   =========     ========     =========    =======    ==============     =========

                                                                                     Accumulated
                                                                    Accumulated     Deficit After
                                                                   Deficit Prior     Reentering
                                                                   to Reentering     Development       Other
                                                     Paid-In        Development         Stage       Comprehensive
                                                     Capital           Stage         on 4/1/2007        Loss           Total
                                                     -------           -----         -----------        ----           -----
BALANCE, DECEMBER 31, 2007                         $ 7,853,981      $ (5,534,336)    $ (1,041,137)    $    (73)    $  1,303,718
                                                   ===========      ============     ============     ========     ============
2008
Common stock issued for services                        75,924                                                           76,349
Common stock issued for repayment of debt              344,981                                                          349,329
Common stock issued for settlement                      13,470                                                           13,500
Sale of stock for cash                                 197,183                                                          199,620
Recievable of stock for cancelation of investment                                                                          (315)
Common stock issued for preferred stock               (301,459)                                                        (301,109)
Beneficial conversion feature                          429,793                                                          429,793
Preferred Dividend                                                                        (39,154)                      (39,154)
Stock offering cost                                    (57,700)                                                         (57,700)
Other comprhensive income (loss)                                                                          (101)            (101)
Net loss                                                                               (4,802,494)                   (4,802,494)
                                                   -----------      ------------     ------------     --------     ------------
BALANCE, DECEMBER 31, 2008                           8,556,173        (5,534,336)      (5,882,785)        (174)      (2,828,564)

2009
Common stock issued for repayment of debt              188,716                                                          204,310
Preferred stock for services                            49,950                                                           50,000
Sale of stock for cash                                 122,377                                                          123,500
Beneficial conversion feature                          965,167                                                          965,167
Other comprhensive loss                                                                                   (386)            (386)
Net loss                                                                               (1,931,135)                   (1,931,135)
                                                   -----------      ------------     ------------     --------     ------------

BALANCE, DECEMBER 31, 2009                         $ 9,882,383      $ (5,534,336)    $ (7,813,920)    $   (560)    $ (3,417,108)
                                                   ===========      ============     ============     ========     ============

       See accompanying footnotes to the consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           Cumulative Since
                                                                            Year Ended December 31,           Reentering
                                                                       -----------------------------       Development Stage
                                                                          2009              2008         4/1/2007 - 12/31/2009
                                                                       -----------       -----------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income/(loss) from continuing operations                         $(1,931,135)      $(4,841,749)          $(7,813,920)
  Adjustments to reconcile net income to net cash
   used by operating activities:
     Depreciation                                                               --               155                 3,660
     Impairment of goodwill                                                     --         1,303,277             1,303,277
     Amortization of debt discounts                                             --            44,926               128,933
     Loss/(Gain) on extinguishment of debt                                      --                --               (70,843)
     Loss on Investments                                                    80,750            35,000               115,750
     Interest expense associated with beneficial conversion feature      1,312,770           565,896             2,162,587
     Change in fair value of derivative liability                          (32,133)        2,137,962             2,105,829
     Director stock based compensation                                      50,000                --               100,000
     Common stock issued for services                                           --            76,350               394,519
     Common stock issued for settlement                                         --            13,500                13,500
     Gain on disposal of equipment                                              --            (2,565)               (2,565)
     Minority interest in net loss of subsidiary                                --                --               (15,000)
  Changes in assets and liabilities:
     Prepaid expenses and other assets                                       1,863             2,271                   529
     Accounts payable and accrued expenses                                 324,967           195,323               693,717
                                                                       -----------       -----------           -----------
      Net cash used in continuing operations                              (192,918)         (469,654)             (934,027)
      Net income (loss) from discontinued operations                            --                --                40,995
      Net cash provided by (used in) discontinued operations                    --                --               (83,796)
                                                                       -----------       -----------           -----------
      Net cash used in operating activities                               (192,918)         (469,654)             (976,828)
                                                                       -----------       -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on investment                                                     80,750          (161,500)              (80,750)
                                                                       -----------       -----------           -----------
      Net cash used in continuing operations                                80,750          (161,500)              (80,750)
                                                                       -----------       -----------           -----------
      Net cash provided by in investing activities                     $    80,750       $  (161,500)          $   (80,750)
                                                                       -----------       -----------           -----------


           See accompanying notes to consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                                           Cumulative Since
                                                                            Year Ended December 31,           Reentering
                                                                       -----------------------------       Development Stage
                                                                          2009              2008         4/1/2007 - 12/31/2009
                                                                       -----------       -----------     ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                                     --                --                80,000
  Proceeds from notes payable                                                   --           414,500               628,876
  Repayments of notes payable                                                   --           (14,448)              (34,448)
  Proceeds from issuance of preferred stock                                123,501            20,800               144,301
  Proceeds from issuance of common stock                                        --           179,000               180,464
  Proceeds from issuance of common stock for asset purchase                     --                --                 6,206
  Proceeds from exercise of stock options                                       --                --                 4,375
                                                                       -----------       -----------           -----------
      Net cash provided by financing activities                            123,501           599,852             1,009,774
                                                                       -----------       -----------           -----------

Effect of exchange rate changes on cash                                       (386)             (101)                 (560)

Cash and cash equivalents:
  Increase (decrease) in cash                                               10,947           (31,403)              (48,364)

CASH, beginning of period                                                    1,567            32,970                60,878
                                                                       -----------       -----------           -----------
CASH, end of period                                                    $    12,514       $     1,567           $    12,514
                                                                       ===========       ===========           ===========

SUPPLEMENTAL DISCLOSURES:
  Tax paid                                                             $     1,600       $     1,600           $     4,800
                                                                       ===========       ===========           ===========
  Cash paid for interest                                               $       108       $     2,629           $     1,031
                                                                       ===========       ===========           ===========
Non-cash discontinued operation activities:
  Employee stock based compensation                                    $        --       $        --           $    30,698
  Issuance of common stock for debt                                    $        --       $   352,826           $   389,360

Non-cash financing and investing activities:
  Issuance of note for accrued expenses                                $        --       $   157,228           $   201,026
  Issuance of common stock for services                                $        --       $    76,350           $    76,350
  Issuance of common stock for payment of debt                         $   204,310       $   349,329           $   649,138
  Issuance of common stock for settlement                              $        --       $    13,500           $    13,500
  Issuance of Preferred Stock for director fees                        $    50,000       $        --           $   400,000
  Cancelation of Rosetop project and related Preferred E Stock         $        --       $  (315,000)          $  (315,000)
  Issuance of common stock for Purchase of Company                     $        --       $        --           $ 1,300,000


           See accompanying notes to consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                           December 31, 2009 and 2008


NOTE 1: ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

International  Building  Technologies Group, Inc. (OTCBB:  INBG) (the "Company")
has  four  total   subsidiaries,   two  active   subsidiaries  and  two  dormant
subsidiaries.

Active Subsidiaries:

     * International Building Technologies Co., Ltd. ("IBT Hong Kong") - a Hong Kong Corporation with equity interest of 100%

Dormant Subsidiaries:

     * Scottsdale Diecast, Inc. - a Nevada Corporation with equity interest of 100%
     * Quadriga Motorsports, Inc. - a Nevada Corporation with equity interest of 100%
     * International Building Technologies, Inc. ("IBT") - a Nevada Corporation with equity interest of 80%

Currently the Company is focusing its attention on the rapidly growing and developing China building material market through its subsidiaries. The Company plans to manufacture and sell light weight building panels used in construction industries all over the world. The building panels can be used in a variety of ways to erect buildings up to six stories tall without the need of a traditional wood or steel frame structure. It is also versatile in its use and can be used to create unique architectural design elements. Management believes that the Company's panel based building technology allows for the rapid, cost effective construction of residential, commercial, and high-rise buildings utilizing materials that are greater in strength and appearance, economical and eco-friendly. Based on standard building codes prescribed by authorities worldwide, the Company's technology will meet and exceed the minimum requirements. Based on the panel technologies, the Company also provides customers with architectural design, panel supply, installation supervision, engineering, training, and technical support to work together with the other building material for construction applications. IBT Hong Kong has already established business relationship in securing several contractual rights to do business in China.

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                           December 31, 2009 and 2008


RECLASSIFICATION

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly-liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2009 and 2008.

FIXED ASSETS

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of three to five years. Leasehold improvements are being depreciated over the term of the lease, excluding option periods. When assets are disposed of, the cost and accumulated depreciation (net book value of the assets) are eliminated and any resultant gain or loss reflected accordingly. Upgrades and improvements are capitalized over their estimated useful lives whereas repairs and maintenance expenditures on the assets are charged to expense as incurred. Please see Note 4 - Fixed Assets for further detail. Total depreciation expense was $0 and $155 for the years ended December 31, 2009 and 2008, respectively. The costs and accumulated depreciation of assets retired, sold, or otherwise disposed of were eliminated from the accounts and any resulting gain or loss was credited or charged to income, or applied to equity, as appropriate.

INTANGIBLE ASSETS

The license agreement was abandoned in accordance with FASB Accounting Codification Standards 360-10-20 (previous guidance Statement of Accounting No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets") and consequently the remaining value of the asset was fully amortized as of December 31, 2009 and December 31, 2008.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates its long-lived assets in accordance with FASB Accounting Codification Standards 360-10-20 by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized.

GOODWILL

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. As of December 31, 2008, the management has identified the impairment of the goodwill because of the business plans have not been carried out in a timely manner. The impairment was evaluated as $1,303,277 for the year ended December 31, 2008. As of December 31, 2009, the net value of the goodwill was zero. Accordingly, the Company's annual goodwill impairment test did not identify any impairment in accordance with FASB Accounting Codification Standards 350 - "Intangibles - Goodwill and Other" (previous guidance Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets.")

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                           December 31, 2009 and 2008


INCOMES TAXES

The Company  accounts for income taxes under the liability  method of accounting for income taxes in accordance with the provisions of FASB Accounting Codification Standards 740 - "Income Taxes" (previous guidance Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("FAS 109") and related interpretations and guidance including FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48")). Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                           December 31, 2009 and 2008


Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for the years ended December 31, 2009 and 2008 (denoted in Hong Kong dollars per one U.S. dollar):

                                                        2009           2008
                                                       ------         ------
Current exchange rate at December 31, HKD              7.7551         7.7507
Weighted average exchange rate                         7.7522         7.7874


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. As the Company incurred net losses for the years ended December 31, 2009 and 2008, common stock equivalents were excluded from diluted net loss per share as their effect would be anti-dilutive. As a result, for all periods presented, the Company's basic and diluted net loss per share is the same.

STOCK-BASED COMPENSATION

FASB Accounting Codification Standards (ACS) Topic 825, "Compensation - Stock Compensation" (previous guidance Statement of Accounting Standards SFAS No. 123R, "Share-Based Payment") requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period
(usually the vesting period). During the years ended December 31, 2009 and December 31, 2008, the Company did not recognize any of compensation expense associated with stock-based compensation. Under FASB ACS Topic 825, the expense recognition for variable awards is the same under the intrinsic value and the fair value methods.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 1, 2009, Financial Accounting Standards Board ("FASB") Accounting Standards Codification(TM) ("ASC") became the sole source of authoritative Generally Accepted Accounting Principles ("GAAP") literature recognized by the Financial Accounting Standards Board for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Security Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Except for applicable SEC rules and regulations and a limited number of grandfathered standards, all other sources of GAAP for nongovernmental entities were superseded by the issuance of ASC. ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the financial results of the Company.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                           December 31, 2009 and 2008


NOTE 2: MATERIAL EVENTS

CHANGE IN PAR VALUE

On May 22, 2008, the Company amended the articles of incorporation by adjusting the par value of the common stock from $0.001 to $0.00001. All shareholder equity accounts have been restated to reflect the adjustment to the par value as of the earliest date presented in the financial statements.

On August 11, 2008, the Company increased the authorized number of shares of preferred stock to 50,000,000 shares and amended the par value of preferred stock to $0.001.

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

In November, 2009, Wuhan Interpower Co., Ltd agreed to pay 50%, $80,750, of the investment deposit back to the Company. In considering the cost involved in lawsuit or arbitration in China, the Company has accepted this settlement. Accordingly, the loss on investment increased by $80,750 in the current year and the investment deposit decreased to $80,750. The return of the deposit was received in December, 2009.

AMENDMENT ON THE ARTICLE OF INCORPORATION TO INCREASE THE AUTHORIZED SHARES

The Company had authorized capital stock of 2,000,000,000 shares, including 1,950,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock. On August 10, 2009, our Board of Directors and the shareholders holding a majority of the voting rights in the Company approved an amendment to the Articles of Incorporation to increase the number of outstanding shares of our capital stock to 4,000,000,000 including 3,950,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock.

NOTE 3:  GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. As of December 31, 2009, the Company has incurred

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                           December 31, 2009 and 2008


net losses from operations prior to reentering the development stage and has a stockholders' deficit of $5,534,336. Since the inception of reentering the development stage on April 1, 2007, the Company has a stockholders' deficit of $7,813,920 as of December 31, 2009. The Company has a working capital deficit of $3,419,108 as of December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company has entered into negotiation with a private owned company in China for a possible merger and joint venture and will announce the terms and condition of such merger or joint venture if the transaction proceeds and when there is a signed LOI, MOU or a binding agreement.

In the past 12 months, the Company funded operations through debt and securities issuances. For the coming 12 months, the Company plans to continue to fund the Company through debt and securities sales and issuances, focus on a possible joint venture or merger until the company generates revenues through the operations of such merged company or joint venture as stated above.

NOTE 4: FIXED ASSETS

Fixed assets consist of the following:

                                                  12/31/2009       12/31/2008
                                                  ----------       ----------
Furniture, fixtures and equipment (at cost)         $   --           $   --
Less accumulated depreciation                           --               --
                                                    ------           ------
Fixed assets, net                                   $   --           $   --
                                                    ======           ======

The Company disposed all the fixed office equipment and furniture in Shanghai office in exchange for two months rent in 2008. The gain on disposal of the equipment and furniture was $2,565 for the year ended December 31, 2008.

Depreciation expense for continuing operations for the years ended December 31, 2009 and 2008 was $0. Total depreciation expense, including depreciation expense on discontinued operations $0 for the years ended December 31, 2009 and 2008.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                           December 31, 2009 and 2008


NOTE 5: NOTES PAYABLE & DEBT DISCOUNTS

The chart below summarizes the Notes Payable & Debt Discounts of the Company as of December 31, 2009. The Company is technically in default of its promissory notes to the above persons or entities, most of which notes matured on December 31, 2009. The Company is currently working with the note holders to restructure the terms of such notes and extend the maturity dates. The interest rate for these loans will be at 12% in 2010 since they were default at the year end.

Terms                                                                     Amount
-----                                                                     ------
SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:
-    10% Interest;  principal of $6,597;  convertible  to common stock based on 75% of average price;  due on 9/3/2009,  net
     of unamortized  discount related to the debt discount of $0           6,597
-    10% Interest; principal of $104,757;  convertible to common stock based on 75% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0                                                                  104,757
-    10% Interest;  principal of $11,000;  convertible to common stock based on 75% of average price; due on 10/9/2009,  net
     of unamortized  discount related to the debt discount of $0          11,000
-    10% Interest;  principal of $31,925;  convertible to common stock based on 75% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0                                                                   31,925
-    10% Interest;  principal of $10,269;  convertible to common stock based on 75% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0                                                                   10,269
-    10% Interest;  principal of $12,500;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          12,500
-    10% Interest;  principal of $15,000;  convertible to common stock based on 75% of average price;  due on 8/1/2009,  net
     of unamortized  discount related to the debt discount of $0          15,000
-    10% Interest;  principal of $32,017;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          32,017
-    10% Interest;  principal of $28,326;  convertible to common stock based on 75% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0                                                                   28,326
-    10% Interest;  principal of $10,642;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          10,642
-    10% Interest;  principal of $9,458;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0                                                                    9,458
-    10% Interest;  principal of $37,133;  convertible to common stock based on 75% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0                                                                   37,133
-    10% Interest;  principal of $5,000;  convertible  to common stock based on 75% of average price; due on 10/28/2009, net
     of unamortized  discount related to the debt discount of $0           5,000
-    10% Interest;  principal of $10,000;  convertible to common stock based on 75% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $3,271                                                               10,000

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                           December 31, 2009 and 2008


-    10% Interest;  principal of $13,000;  convertible to common stock based on 75% of average price;  due on 8/1/2009,  net
     of unamortized  discount related to the debt discount of $0          13,000
-    10% Interest;  principal of $7,209;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0                                                                    7,209
-    10% Interest;  principal of $23,847;  convertible to common stock based on 75% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0                                                                   23,847
-    10% Interest;  principal of $20,000;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          20,000
-    10% Interest;  principal of $25,000;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          25,000
-    10% Interest;  principal of $70,000;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          70,000
-    10% Interest;  principal of $36,867;  convertible to common stock based on 75% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0                                                                   36,867
-    5% Interest;  principal of $73,975;  convertible  to common stock based on 75% of average price;  due on 7/1/2009,  net
     of unamortized  discount related to the debt discount of $0          73,975
-    10% Interest;  principal of $1,112;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of unamortized  discounted  related to the debt discount of
     $0                                                                    1,112
-    10% Interest;  principal of $10,000;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          10,000
-    10% Interest;  principal of $15,000;  convertible to common stock based on 75% of average price; due on 10/29/2009, net of  unamortized  discount  related to the debt  discount of
     $2,463                                                               12,537
-    10% Interest;  principal of $50,240;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          50,240
                                                                      ----------
  TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                      $  668,411
                                                                      ==========

SHORT TERM NOTES PAYABLE:
-    10% Interest;  principal of $50,000;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          50,000
-    10% Interest;  principal of $50,000;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          50,000
-    10% Interest;  principal of $15,000;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          15,000
-    10% Interest;  principal of $10,000;  convertible to common stock based on 75% of average price; due on 12/31/2009, net of  unamortized  discount  related to the debt  discount of
     $325                                                                  9,675

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                           December 31, 2009 and 2008


-    10% Interest;  principal of $20,500;  convertible to common stock based on 75% of average price; due on 12/31/2009, net
     of unamortized  discount related to the debt discount of $0          20,500
                                                                      ----------
  TOTAL SHORT TERM NOTES PAYABLE                                      $  145,175
                                                                      ==========

The chart below summarizes the Notes Payable & Debt Discounts of the Company as of December 31, 2008.

Terms                                                                     Amount
-----                                                                     ------
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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                           December 31, 2009 and 2008


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
                                                                        ========

NOTE 6: RELATED PARTY TRANSACTIONS

ACCRUED EXPENSES - SHAREHOLDERS

During the year ended December 31, 2009 and December 31, 2008, the accrued wage and reimbursement to the officer related to traveling expenses was $207,321 and $43,716 respectively.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                           December 31, 2009 and 2008


PAYMENT OF DEBT

During the year ended December 31, 2009, the Company issued 1,559,323,599 common shares valued at $204,310 to a stockholder for payment of principal and interest. See Note 6 - Notes Payable & Debt Discounts.

STOCK ISSUANCE

During the year ended December 31, 2009, the Company issued 50,000 shares of preferred stock series D at $1 per share to the director for the director service fee. See Note 8 - Stockholders' Equity.

During the year ended December 31, 2009, an officer purchased 1,000,000 shares of preferred stock series C at $0.001 per share. See Note 8 - Stockholders' Equity.

NOTE 7: STOCKHOLDERS' EQUITY

PREFERRED STOCK

On August 11, 2008, the Company increased the authorized number of shares of preferred stock to 50,000,000 shares and amended the par value of preferred stock to $0.001.

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

SERIES C PREFERRED STOCK

On August 28, 2008, the Company amended Series C Preferred stock to increase the authorized shares to 3,000,000 shares par value $0.001 and decreased the conversion rights to state that upon written request from the Company and at management's discretion, holders of Series C stock agree to convert each share of Series C stock into $2.00 worth of the Company's common stock. On September 15, 2008 and October 5, 2009, the Company sold 800,000 and 1,000,000 shares of Series C stock to its CEO, Kenneth Yeung, for $800 and $1,000 cash respectively. At this time management does not intend on converting any shares of Series Preferred C into common stock of the company.

The Series C shares have the following voting powers, designations, preferences, limitations, restrictions and relative rights:

     a.   Designation: Series C Preferred Stock
     b.   Authorized Shares: 3,000,000
     c.   Liquidation Rights: None
     d. Mandatory Redemption Rights: Upon written request from the Company, Holder agrees to convert each Preferred Series C Stock to $5.00 worth of INBG stock on a mandatory basis.
     e. Each share can be converted into $2 worth of common stock at the market price. The market price shall be computed as the arithmetic average of the 20 closing prices for such security during the last 20 consecutive trading days immediately preceding such date of determination. All such determinations to be appropriately adjusted for any stock dividend, stock split or other similar transaction during such period.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                           December 31, 2009 and 2008


SERIES D PREFERRED STOCK

On July 11, 2008, 15,000 shares of Series D Preferred stock were converted into 30,612,243 shares of the Company's common stock valued at $15,000.

On August 1, 2008, 700 shares of Series D preferred stock were converted into 7,000,000 shares of the Company's common stock valued at $7,000.

On April 20, 2009, the Company issued 50,000 shares of Series D Preferred Stock at $50,000.

On August 6, 2009, the Company issued 50,000 shares of Series D Preferred Stock at $50,000. On September 21, 2009, the Company issued 22,500 shares of Series D Preferred Stock at $22,500. On September 30, 2009, the Company issued 50,000 shares of Series D Preferred Stock at $50,000 for the director service fee.

     a.   Authorized Shares: 10,000,000
     b.   Dividends: Yes, at management's discretion
     c.   Liquidation Rights: Yes
     d.   Voting Rights: None
     e. Each share can be converted into $1 worth of common stock at the market price. The market price shall be computed as the arithmetic average of the 20 closing prices for such security during the last 20 consecutive trading days immediately preceding such date of determination. All such determinations to be appropriately adjusted for any stock dividend, stock split or other similar transaction during such period.

SERIES E PREFERRED STOCK

On November 4, 2008, 3,500 shares of Series E Preferred stock were converted into 8,203,000 shares of the Company's common stock valued at $3,500.

Effective March 31, 2008, the Company and Suining Yinfa Construction and Engineering Co., Ltd., both agreed that it was in their best interest to rescind the Asset Sale and Purchase Agreement of the Rose Top Grade Project due to the underperformance of the assets and the inability of the sellers to record transactions as necessary to permit preparation of financial statements in conformity with US GAAP. Suining Yinfa agreed to return all 350,000 shares of the Company's Series E Preferred Stock as part of the rescission and the Company agreed to compensate Suining Yinfa for their work and time in connection with this transaction with 35,000 shares of the Company's Series E Preferred Stock. The Company issued the 35,000 shares of Series E Preferred Stock on April 22, 2008. Since the Series E Preferred Stock has a convertible feature, a Preferred Dividend of $35,000 was calculated in accordance with ASC 470-20 (previous guidance EITF 00-27. See Note 7 - Acquisitions and Investments).

On July 25, 2008, the Company amended Series E Preferred stock to amend the conversion terms of the series and to decrease the authorized shares to 50,000,000 shares. Due to the amendment of the conversion feature of the existing 35,000 shares of Series E Preferred Stock, a Preferred Dividend of 29,862 was calculated in accordance with ASC 470-20 (previous guidance EITF 00-27. See Note 7 - Acquisitions and Investments).

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                           December 31, 2009 and 2008


On August 1, 2008, 7,000 shares of Series E Preferred stock were converted into 7,000,000 shares of the Company's common stock valued at $7,000.

     a.   Authorized Shares: 50,000,000
     b.   Dividends: Yes, at management's discretion
     c.   Liquidation Rights: Yes
     d.   Voting Rights: None
     e. Each share can be converted into $1 worth of common stock at the market price. The market price shall be computed as the arithmetic average of the 20 closing prices for such security during the last 20 consecutive trading days immediately preceding such date of determination. All such determinations to be appropriately adjusted for any stock dividend, stock split or other similar transaction during such period.

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

SERIES F PREFERRED STOCK

On April 23, 2008, the Company designated a new series of preferred stock called the Series F Preferred stock with the following attributes:

     a.   Authorized Shares: 3,000,000
     b.   Dividends: 8% annual dividends, at management's discretion
     c.   Liquidation Rights: Yes
     d.   Voting Rights: None
     e. Each share can be converted into $1 worth of common stock at the market price. The market price shall be computed as the arithmetic average of the 20 closing prices for such security during the last 20 consecutive trading days immediately preceding such date of determination. All such determinations to be appropriately adjusted for any stock dividend, stock split or other similar transaction during such period.

On June 30, 2008, the Company issued a total of 20,000 shares of Series F Preferred Stock for $20,000 cash paid as consideration for the shares. Since the Series F Preferred Stock has a convertible feature, a Preferred Dividend of $4,154 was calculated in accordance with EITF 00-27.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                           December 31, 2009 and 2008


COMMON STOCK

CONSULTING SERVICES

The Company issued 42,577,182 shares of common stock valued $76,349 to consultants for contracted services rendered for the year ended December 31, 2008. There were no common stocks issued for services during 2009.

COMMON STOCK ISSUED FOR REPAYMENT OF DEBT

During the year ended December 31, 2009, the Company issued a total of 1,559,323,599 shares of common stock valued at $204,310 for repayment of debt detailed in the following chart:

                        Number of         Aggregate
Date of Issue         Shares Issued      Sales Price              Nature of Transaction
-------------         -------------      -----------              ---------------------
1/12/2009              37,389,530          $  7,478          In exchange for debt repayment
1/19/2009              35,000,000          $  5,250          In exchange for debt repayment
2/12/2009              39,900,000          $  3,990          In exchange for debt repayment
2/18/2009              35,000,000          $  2,625          In exchange for debt repayment
2/23/2009              45,000,000          $  4,500          In exchange for debt repayment
3/2/2009               45,000,000          $  3,375          In exchange for debt repayment
3/24/2009              40,000,000          $  4,000          In exchange for debt repayment
3/24/2009              40,000,000          $  4,000          In exchange for debt repayment
3/24/2009              46,000,000          $  3,450          In exchange for debt repayment
4/6/2009               40,000,000          $  4,000          In exchange for debt repayment
4/20/2009              48,000,000          $  3,600          In exchange for debt repayment
4/20/2009              55,557,150          $ 11,459          In exchange for debt repayment
5/29/2009              62,000,000          $ 12,400          In exchange for debt repayment
5/29/2009              62,000,000          $  9,300          In exchange for debt repayment
6/26/2009              64,867,747          $ 11,676          In exchange for debt repayment
6/26/2009              65,000,000          $  6,825          In exchange for debt repayment
7/20/2009              67,500,000          $ 11,897          In exchange for debt repayment
8/5/2009               68,000,000          $ 10,200          In exchange for debt repayment
8/18/2009              75,000,000          $ 11,850          In exchange for debt repayment
9/11/2009              82,000,000          $ 11,480          In exchange for debt repayment
9/18/2009              78,431,372          $ 10,000          In exchange for debt repayment
9/30/2009              75,000,000          $  9,000          In exchange for debt repayment
10/9/2009              85,000,000          $  9,563          In exchange for debt repayment
11/9/2009              90,000,000          $ 12,375          In exchange for debt repayment
12/10/2009            112,500,000          $  6,517          In exchange for debt repayment
12/17/2009             65,177,800          $ 13,500          In exchange for debt repayment
  TOTAL             1,559,323,599          $204,310

The details of the issuance of common stock are summarized as follows:

During the year ended December 31, 2008, the Company issued a total of 434,791,958 shares of common stock valued $352,826 for payment and settlement of debt.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                           December 31, 2009 and 2008


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

On August 10, 2009, our Board of Directors and the shareholders holding a majority of the voting rights in the Company approved an amendment to the Articles of Incorporation to increase the number of outstanding shares of our capital stock to 4,000,000,000 including 3,950,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock.

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

NOTE 8: DISCONTINUED OPERATIONS

As of December 31, 2009 and 2008 there were $0 of assets and liabilities included in Assets Held for Sale and Liabilities Held for Sale that relates to our motor sports business.

NOTE 9: INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. Federal Jurisdiction, and various states and foreign jurisdictions. No provision for Hong Kong Profits Tax has been made for the periods presented as the Company and

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                           December 31, 2009 and 2008


its subsidiaries operating in Hong Kong have no assessable profits during the years being reported.

The Company believes sufficient uncertainty exists regarding the realization of net operating loss carry-forwards and other timing differences for the periods presented. Accordingly, a valuation allowance has been provided for the entire amount related thereto. The valuation allowance increased by approximately $444,305 and $1,655,267 during the years ended December 31, 2009 and 2008, respectively.

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal and State income tax rates of 39% to pretax income for the years ended December 31, 2009 and 2008 due to the following:

                                                    Year Ended December 31,
                                              ---------------------------------
                                                  2009                  2008
                                              -----------           -----------
Book income                                   $  (753,293)          $(1,886,834)
Change in derivative liability                    (12,532)              820,155
Stock for services/option expense                  19,500                    --
Accrued expenses - related party                   77,512                16,270
Settlement                                             --                13,650
Amortization of beneficial conversion
feature                                           511,980                    --
Warrant amortization                                   --                    --
Minority interest                                      --                    --
Other                                                 189                  (122)
Valuation Allowance                               156,644             1,036,881
                                              -----------           -----------
Total Income tax provision                    $        --           $        --
                                              ===========           ===========

At December 31, 2009, the Company had net operating loss carry-forwards of approximately $3,500,000 that may be offset against future taxable income from the year 2009 through 2029. No tax benefit has been reported in the December 31, 2009 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:
                                                    Year Ended December 31,
                                              ---------------------------------
                                                  2009                  2008
                                              -----------           -----------
Deferred tax assets:
  NOL carryover                               $ 1,378,500           $ 2,030,310
  Accrued expenses - related party                107,122                16,270
Deferred tax liabilities
  Depreciation                                         --                (4,485)
                                              -----------           -----------
Valuation Allowance                            (1,485,622)           (2,042,095)
                                              -----------           -----------
Total Income tax provision                    $        --           $        --
                                              ===========           ===========

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States and certain foreign jurisdictions. With a few exceptions, the company is no longer subject to U. S. federal, state, or

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                           December 31, 2009 and 2008


non-U.S. Income tax examination by tax authorities on tax returns filed before January 31, 2004. The Company recently filed an extension for the U. S. Federal return for the year ended December 31, 2009. The company has filed its 2008 U.S. Federal return. These U. S. federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities.

NOTE 10: ACQUISITIONS AND INVESTMENTS

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

In November, 2009, Wuhan Interpower Co., Ltd agreed to pay 50%, $80,750, of the investment deposit back to the Company. In considering the cost involved in lawsuit or arbitration in China, the Company is going to accept this settlement. Accordingly, the loss on investment increased by $80,750 in the current period and the investment deposit decreased to $80,750. Wuhan Interpower Co., Ltd paid the Company back the deposit of $80,750 in December 2009.

NOTE 11: DERIVATIVE LIABILITY

As of December 31, 2009, the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                           December 31, 2009 and 2008


available for issuance by approximately by 54,520,869,200 shares. The Company's Chief Executive Officer, Kenneth Yeung, holds 2,000,000 shares of Series C Preferred Stock that are convertible into 43,956,043,956 common shares of the Company.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents although the exercise price of $0.25 for the warrant is less than the fair value of common stock of $0.0002 per share on December 31, 2009. The remaining common stock equivalent of 10,564,825,244 shares has been accounted for as a derivative liability. Accordingly, the excess common stock equivalents exceeding the total common stock available for issue is marked to market through earnings at the end of each reporting period. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 564.36% a contractual life of approximately one year, a zero dividend rate, 0.45% risk free interest rate, exercise price of $0.0002 and the fair value of common stock of $0.0002 per share as of December 31, 2009, the Company determined the allocated fair value of the derivative liability. The Company reflected a gain of $32,133 in the year ended December 31, 2009 to adjust the derivative liability as of December 31, 2009, representing the initial fair value of excess common stock equivalents exceeding the total common stock available for issuance.

NOTE 12: COMMITMENTS AND CONTINGENCIES

ROYALTIES

Under the terms of the license agreement described in Note 5 - Intangible Assets, the Company is obligated to pay Michael Wachholz a royalty equal to 7% of all revenues generated through the sale of GS610 brake fluid. Due to the change in business from the motor sports industry to the manufacture of light weight building panels, the license was abandoned in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." As a result no royalties were generated in 2009 or 2008.

LITIGATION

As of December 31, 2009 there was no threatened or pending litigation against the Company.

The Company issued 1,500,000 shares and 1,500,000 shares common stock valued at $7,500 and $6,000 to former director on January 21, 2008 and February 25, 2008 respectively. The issuance of common stock to her was to resolve the non-litigated dispute. In addition, the Company also paid him approximately $10,000 to settle the dispute during the year ended December 31, 2008.

NOTE 13: STOCK OPTIONS AND WARRANTS

EMPLOYEE STOCK OPTIONS

The Company's stock options awarded to employees contain a variable exercise price that is dependent upon the market price of the Company's common stock at the date of exercise and, therefore, are accounted for as variable awards. During the years ended December 31, 2009 and 2008, the Company did not recognize any of compensation expense associated with stock an option of which has been reclassified to discontinue Operation.

As of December 31, 2009 and 2008 the Company had no stock options outstanding.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                           December 31, 2009 and 2008


The following chart summarizes the Stock Options activity of the Company as of period ended December 31, 2009 and 2008.

                                                          Weighted Average
Date                                     Shares            Exercise Price
----                                     ------            --------------
Outstanding 12/31/2008                     --                    --
Granted                                    --                    --
Exercised                                  --                    --
Expired                                    --                    --
                                        -----                 -----
Outstanding at 12/31/2009                  --                    --
                                        =====                 =====

WARRANTS

The Company issued warrants in connection with the promissory notes signed during the year ended December 31, 2007. Each warrant gives the holder the right to subscribe to and purchase from the Company one share of the Company's common stock, par value of $0.001, exercisable at $0.25 per share any time after date of issuance and is set to expire five years after date of issuance. There were no warrants granted during year ended December 31, 2008 and 2009.

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

The following table summarizes the warrants the Company issued as of the years ended December 31, 2008 and 2009:

                                                                          Weighted-
                                                            Weighted-      Average
                                                             Average      Remaining     Aggregate
                                          Warrant           Exercise     Contractual    Intrinsic
Warrants                                   Shares             Price         Term          Value
--------                                   ------             -----         ----          -----
Outstanding at December 31, 2008         2,104,000            $0.25          5           $128,931
Exercisable at December 31, 2008         2,104,000            $0.25          5           $128,931
Outstanding at December 31, 2009         2,104,000            $0.25          5           $128,931
Exercisable at December 31, 2009         2,104,000            $0.25          5           $128,931

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                           December 31, 2009 and 2008


NOTE 14: SUBSEQUENT EVENTS

STOCK ISSUANCES

Management has reviewed material subsequent events in accordance with FASB ASC 855 "Subsequent Events". No additional disclosures required.

The Company issued the following Common Stocks after the end of the quarter ended December 31, 2009 and prior to the filing of these financial statements.

     * The Company issued 88,000,000 shares of common stock valued at $12,320 for repayment of debt in January 8, 2010.

     * The Company issued 120,000,000 shares of common stock valued at $13,080 for repayment of debt in January 19, 2010