Form 10-Q
period 2010-03-31
International Building Technologies Group, Inc.
filed 2010-05-14
CIK 1075993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2010
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2010, there were 2,733,177,093 outstanding shares of the Registrant's Common Stock, $0.00001 par value.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                               Report on Form 10-Q

                      For the Quarter Ended March 31, 2010

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements .............................................    3

           Condensed Consolidated Balance Sheets ..........................    3

           Condensed Consolidated Statements of Operations ................    5

           Condensed Consolidated Statements of Cash Flows ................    7

           Notes ..........................................................    9

Item 2.  Management's Discussion and Analysis or Plan of Operation ........   18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......   22

Item 4.  Controls and Procedures ..........................................   22

PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   25

Item 1A. Risk Factors......................................................   25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ......   25

Item 3.  Defaults Upon Senior Securities ..................................   25

Item 4.  Submission of Matters to a Vote of Security Holders ..............   25

Item 5.  Other Information ................................................   25

Item 6.  Exhibits .........................................................   25

SIGNATURES ................................................................   29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           March 31,         December 31,
                                                             2010               2009
                                                           --------           --------
                                                          (Unaudited)
                                     ASSETS

Cash                                                       $    183           $ 12,514
Other current assets                                          1,011              1,011
                                                           --------           --------
      Total current assets                                    1,194             13,525
                                                           --------           --------

Other assets                                                  2,000              2,000
                                                           --------           --------

      Total assets                                         $  3,194           $ 15,525
                                                           ========           ========


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                                       March 31,            December 31,
                                                                                         2010                  2009
                                                                                      -----------           -----------
                                                                                      (Unaudited)
                          LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY

LIABILITIES
  Accounts payable and accrued expenses                                               $   376,162           $   305,897
  Accrued expenses - related parties                                                      269,123               207,321
  Derivative liability                                                                  1,368,835             2,105,829
  Notes payable                                                                           145,500               145,175
  Notes payable to shareholders                                                           658,147               668,411
                                                                                      -----------           -----------
      Total current liabilities                                                         2,817,767             3,432,633
                                                                                      -----------           -----------

      Total liabilities                                                                 2,817,767             3,432,633
                                                                                      -----------           -----------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
  Preferred A stock, $250 par value, 10,000 shares authorized;
   96 shares issued and outstanding                                                        24,000                24,000
  Preferred C stock, $.001 par value, 3,000,000 shares authorized;
   2,000,000 and 1,000,000 shares issued and outstanding                                    2,000                 2,000
  Preferred D stock,  $.001 par value, 10,000,000 shares authorized;
   195,180 and 207,500 shares issued and outstanding                                          195                   208
  Preferred E stock, $.001 par value, 50,000,000 shares authorized;
   28,000 shares issued and outstanding                                                        25                    25
  Preferred F stock, $.001 par value, 3,000,000 shares authorized;
   20,000 and 0 shares issued and outstanding                                                  20                    20
  Common stock; $.00001 par value, 3,950,000,000 shares authorized;
   2,515,177,093 and 2,307,177,093 issued and outstanding                                  25,152                23,072
  Additional paid-in capital                                                            9,893,396             9,882,383
  Accumulated deficit - Prior to reentering development stage                          (5,534,336)           (5,534,336)
  Accumulated deficit - From inception of reentering development stage on 4/1/2007     (7,224,476)           (7,813,920)
  Other comprehensive income / (loss)                                                        (549)                 (560)
  Noncontrolling interest                                                                      --                    --
                                                                                      -----------           -----------
      Total stockholders' (deficit) equity                                             (2,814,573)           (3,417,108)
                                                                                      -----------           -----------

      Total liabilities and stockholders' (deficit) equity                            $     3,194           $    15,525
                                                                                      ===========           ===========


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                         Cumulative Since
                                                                                            Reentering
                                                    Three Months Ended March 31,        Development Stage
                                                   -----------------------------            4/01/2007 -
                                                      2010              2009                3/31/2010
                                                   -----------       -----------           -----------
Retail sales                                       $        --       $        --           $        --
Cost of sales                                               --                --                    --
                                                   -----------       -----------           -----------
Revenues                                                    --                --                    --
                                                   -----------       -----------           -----------
Operating expenses:
  Selling, general and administrative                  118,570            94,999             1,867,040
  Depreciation and amortization                             --                --             1,306,935
                                                   -----------       -----------           -----------
      Total operating expenses                         118,570            94,999             3,173,975
                                                   -----------       -----------           -----------
Operating loss                                        (118,570)          (94,999)           (3,173,975)
                                                   -----------       -----------           -----------
Other income (expense):
  Interest income                                           --                --                   374
  Interest expense                                     (29,025)         (198,462)           (2,527,348)
  Loss on settlement                                        --                --               (23,500)
  Loss on investment                                        --                --              (115,750)
  Gain/(Loss) on extinguishment of debt                     --           (30,000)               11,297
  Gain on disposal of assets                                --                --                 2,565
  Change in fair value of derivative liability         736,994            80,755            (1,368,835)
  Minority interest in net loss of subsidiary               --                --                15,000
  Other income (expense)                                    45                --                 3,855
                                                   -----------       -----------           -----------
      Total other income (expense)                     708,014          (147,707)           (4,002,342)
                                                   -----------       -----------           -----------

Income / (Loss) from continuing operations         $   589,444       $  (242,706)          $(7,176,317)
                                                   ===========       ===========           ===========


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                   (CONTINUED)

                                                                                                   Cumulative Since
                                                                                                      Reentering
                                                                Three Months Ended March 31,       Development Stage
                                                              -------------------------------          4/01/2007 -
                                                                  2010               2009              3/31/2010
                                                              ------------       ------------        ------------
Income / (Loss) from continuing operations                   $     589,444       $   (242,706)       $ (7,176,377)
                                                             -------------       ------------        ------------
Discontinued operations:
  Income (loss) from operations of discontinued business                --                 --             (20,063)
  Income (loss) on disposal of assets                                   --                 --              61,058
                                                             -------------       ------------        ------------
Income (loss) on discontinued operations                                --                 --              40,995
                                                             -------------       ------------        ------------
Net Income / (loss)                                                589,444           (242,706)         (7,135,322)

Preferred dividend                                                      --                 --             (89,154)
                                                             -------------       ------------        ------------
Net Income / (loss) attributable to common shareholders            589,444           (242,706)         (7,224,476)
                                                             -------------       ------------        ------------
Other comprehensive income
  Foreign currency translation                                          11                (61)               (549)
                                                             -------------       ------------        ------------

Comprehensive income / (loss)                                $     589,455       $   (242,767)       $ (7,225,025)
                                                             =============       ============        ============

Net income (loss) per common share - basic and diluted
  Continuing operations                                      $       0.000       $     (0.000)
                                                             =============       ============
  Discontinued operations                                    $          --       $         --
                                                             =============       ============
  Net Income (loss) per common share                         $       0.000       $     (0.000)
                                                             =============       ============

Weighted average common shares outstanding:
  Basic                                                        340,829,865        886,949,976
                                                             =============       ============
  Diluted                                                    3,950,000,000                 --
                                                             =============       ============


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                        Cumulative Since
                                                                                                           Reentering
                                                                       Three Months Ended March 31,     Develcpment Stage
                                                                      ------------------------------        4/01/2007 -
                                                                         2010               2009            3/31/2010
                                                                      -----------        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income / (loss) from continuing operations                      $   589,444        $(4,841,648)      $(7,176,317)
  Adjustments to reconcile net income (loss) to net
   cash used by operating activities:
     Depreciation                                                              --                155             3,660
     Impairment of goodwill                                                    --          1,303,277         1,303,277
     Amortization of debt discounts                                            --             44,926           128,933
     Loss /(Gain) on extinguishment of debt                                    --                 --           (70,843)
     Loss on Investments                                                       --             35,000           115,750
     Interest expense associated with beneficial conversion feature         2,788            565,896         2,165,375
     Change in fair value of derivative liability                        (736,994)         2,137,962         1,368,835
     Director stock based compensation                                         --                 --           100,000
     Common stock issued for services                                          --             76,350           394,519
     Common stock issued for settlement                                        --             13,500            13,500
     Gain on disposal of equipment                                             --             (2,565)           (2,565)
     Minority interest in net loss of subsidiary                               --                 --           (15,000)
  Changes in assets and liabilities:
     Prepaid expenses and other assets                                         --              2,271               529
     Accounts payable and accrued expenses                                132,420            195,222           723,978
                                                                      -----------        -----------       -----------
          Net cash used in continuing operations                          (12,342)          (469,654)         (946,369)

          Net income (loss) from discontinued operations                       --                 --            40,995
          Net cash provided by (used in) discontinued operations               --                 --           (83,796)
                                                                      -----------        -----------       -----------
          Net cash used in operating activities                           (12,342)          (469,654)         (989,170)
                                                                      -----------        -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on investment                                                        --           (161,500)          (80,750)
                                                                      -----------        -----------       -----------
          Net cash used in continuing operations                               --           (161,500)          (80,750)
                                                                      -----------        -----------       -----------
          Net cash provided by in investing activities                $        --        $  (161,500)      $   (80,750)
                                                                      -----------        -----------       -----------


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                                                                                                       Cumulative Since
                                                                                                          Reentering
                                                                      Three Months Ended March 31,     Develcpment Stage
                                                                    ------------------------------        4/01/2007 -
                                                                       2010               2009            3/31/2010
                                                                    -----------        -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                                  --                 --            80,000
  Proceeds from notes payable                                                --            414,500           628,876
  Repayments of notes payable                                                --            (14,448)          (34,448)
  Proceeds from issuance of preferred stock                                  --             20,800           144,301
  Proceeds from issuance of common stock                                     --            179,000           180,464
  Proceeds from issuance of common stock for asset purchase                  --                 --             6,206
  Proceeds from exercise of stock options                                    --                 --             4,375
                                                                    -----------        -----------       -----------
          Net cash provided by financing activities                          --            599,852         1,009,774
                                                                    -----------        -----------       -----------

Effect of exchange rate changes on cash                                      11               (101)             (549)

Cash and cash equivalents:
  Increase (decrease) in cash                                           (12,331)           (31,403)          (60,695)

CASH, beginning of period                                                12,514             32,970            60,878
                                                                    -----------        -----------       -----------

CASH, end of period                                                 $       183        $     1,567       $       183
                                                                    ===========        ===========       ===========

SUPPLEMENTAL DISCLOSURES:
  Tax paid                                                          $        --        $     1,600       $     4,800
                                                                    ===========        ===========       ===========
  Cash paid for interest                                            $       235        $     2,629       $     1,266
                                                                    ===========        ===========       ===========
Non-cash discontinued operation activities:
  Employee stock based compensation                                 $        --        $        --       $    30,698
  Issuance of common stock for debt                                 $        --        $   352,826       $   389,360

Non-cash financing and investing activities:
  Issuance of note for accrued expenses                             $        --        $   157,228       $   201,026
  Issuance of common stock by conversion of preferred stock D       $    12,320        $    76,350       $    88,760
  Issuance of common stock for payment of debt                      $    13,080        $   349,329       $   662,218
  Issuance of common stock for settlement                           $        --        $    13,500       $    13,500
  Issuance of Preferred Stock for director fees                     $        --        $        --       $   400,000
  Cancelation of Rosetop project and related Preferred E Stock      $        --        $  (315,000)      $  (315,000)
  Issuance of common stock for Purchase of Company                  $        --        $        --       $ 1,300,000


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                 March 31, 2010


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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                 March 31, 2010


RECLASSIFICATION

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly-liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2010 or March 31, 2009, respectively.

FIXED ASSETS

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of three to five years. Leasehold improvements are being depreciated over the term of the lease, excluding option periods. When assets are disposed of, the cost and accumulated depreciation (net book value of the assets) are eliminated and any resultant gain or loss reflected accordingly. Upgrades and improvements are capitalized over their estimated useful lives whereas repairs and maintenance expenditures on the assets are charged to expense as incurred. Please see Note 4 - Fixed Assets for further detail. Total depreciation expense was $0 and $0 for the period ended March 31, 2010 and 2009, respectively. The costs and accumulated depreciation of assets retired, sold, or otherwise disposed of were eliminated from the accounts and any resulting gain or loss was credited or charged to income, or applied to equity, as appropriate.

INTANGIBLE ASSETS

The license agreement was abandoned in accordance with FASB Accounting Codification Standards 360-10-20 (previous guidance Statement of Accounting No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets") and consequently the remaining value of the asset was fully amortized as of March 31, 2010 and 2009.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates its long-lived assets in accordance with FASB Accounting Codification Standards 360-10-20 by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized.

GOODWILL

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. As of March 31, 2010 and 2009, the net values of the goodwill were both zero. Accordingly, the Company's annual goodwill impairment test did not identify any impairment in accordance with FASB Accounting Codification Standards 350 - "Intangibles - Goodwill and Other" (previous guidance Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets.")

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                 March 31, 2010


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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                 March 31, 2010


Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for the years ended December 31, 2009 and 2008 (denoted in Hong Kong dollars per one U.S. dollar):

                                                     2010            2009
                                                    ------          ------
     Current exchange rate at March 31, HKD         7.7647          7.7505
     Weighted average exchange rate                 7.7639          7.7548

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. As the Company incurred net losses for the period ended March 31, 2010 and 2009, common stock equivalents were excluded from diluted net loss per share as their effect would be anti-dilutive. As a result, for all periods presented, the Company's basic and diluted net loss per share is the same.

STOCK-BASED COMPENSATION

FASB Accounting Codification Standards (ACS) Topic 825, "Compensation - Stock Compensation" (previous guidance Statement of Accounting Standards SFAS No. 123R, "Share-Based Payment") requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). During the period ended March 31, 2010 and 2009, the Company did not recognize any of compensation expense associated with stock-based compensation. Under FASB ACS Topic 825, the expense recognition for variable awards is the same under the intrinsic value and the fair value methods.

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                 March 31, 2010


NOTE 2: MATERIAL EVENTS

None

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. As of March 31, 2010, the Company incurred net losses from operations prior to reentering the development stage and has a stockholders' deficit of $5,534,336. Since the inception of reentering the development stage on April 1, 2007, the Company has incurred a stockholders' deficit of $7,224,475 as of March 31, 2010. The Company has a working capital deficit of $2,814,573 as of March 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In the past 3 months, the Company funded operations through debt and securities issuances. For the coming 12 months, the Company plans to continue to fund the Company through debt and securities sales and issuances, focus on a possible joint venture or merger until the company generates revenues through the operations of such merged company or joint venture as stated above.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                 March 31, 2010


NOTE 4:  NOTES PAYABLE & DEBT DISCOUNTS

The chart below summarizes the Notes Payable & Debt Discounts of the Company as of March 31, 2010. The Company is technically in default of its promissory notes to the above persons or entities, most of which notes matured on December 31, 2009. The Company is currently working with the note holders to restructure the terms of such notes and extend the maturity dates. The interest rate for these loans will be at 12% in 2010 since they were default at the year end.

Terms                                                                     Amount
-----                                                                     ------
Short Term Notes Payable to Shareholders:
     12%  Interest;  principal of $6,597;  convertible  to common stock based on 75% of average price; due on 9/3/2009, net of
     unamortized  discount  related  to the debt  discount  of $0       $  6,597
     12% Interest;  principal of $104,757;  convertible to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0        104,757
     12% Interest;  principal of $11,000;  convertible  to common stock based on 75% of average price;  due on 10/9/2009,  net
     of unamortized  discount  related to the debt discount of $0         11,000
     12% Interest;  principal of $31,925;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         31,925
     12% Interest;  principal of $10,269;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         10,269
     12% Interest;  principal of $12,500;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         12,500
     12% Interest;  principal of $15,000;  convertible  to common stock based on 75% of average price; due on 8/1/2009, net of
     unamortized  discount  related  to the debt  discount  of $0         15,000
     12% Interest;  principal of $32,017;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         32,017
     12% Interest;  principal of $15,568;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         15,600
     12% Interest;  principal of $10,642;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         10,642
     12%  Interest;  principal of $9,458;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0          9,458
     12% Interest;  principal of $37,133;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         37,133
     12%  Interest;  principal of $5,000;  convertible  to common stock based on 75% of average price; due on 10/28/2009,  net
     of unamortized  discount  related to the debt discount of $0          5,000
     12% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $3,271                                                               10,000

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                 March 31, 2010


     12% Interest;  principal of $13,000;  convertible  to common stock based on 75% of average price; due on 8/1/2009, net of
     unamortized  discount  related  to the debt  discount  of $0         13,000
     12%  Interest;  principal of $7,209;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0          7,209
     12% Interest;  principal of $23,847;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         23,847
     12% Interest;  principal of $20,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         20,000
     12% Interest;  principal of $25,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         25,000
     12% Interest;  principal of $70,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         70,000
     12% Interest;  principal of $36,867;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         36,867
     12% Interest;  principal of $73,975;  convertible  to common stock based on 75% of average price; due on 7/1/2009, net of
     unamortized  discount  related  to the debt  discount  of $0         73,975
     12%  Interest;  principal of $1,112;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0          1,112
     12% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         10,000
     12% Interest;  principal of $15,000;  convertible  to common stock based on 75% of average price; due on 10/29/2009,  net
     of unamortized  discount  related to the debt discount of $0         15,000
     12% Interest;  principal of $50,240;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         50,239
                                                                        --------
Total Short Term Notes Payable to Shareholders                          $658,147
                                                                        ========

Short Term Notes Payable:
     12% Interest;  principal of $50,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0       $ 50,000
     12% Interest;  principal of $50,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         50,000
     12% Interest;  principal of $15,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         15,000
     12% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         10,000

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                 March 31, 2010


     12% Interest;  principal of $20,500;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         20,500
                                                                        --------
Total Short Term Notes Payable                                          $145,500
                                                                        ========

NOTE 5: STOCKHOLDERS' EQUITY

PREFERRED STOCK

PREFERRED STOCK

On January 13, 2010, First Apex Management Limited exchanged 12,320 shares of Preferred D Stock into 88,000,000 shares of Common Stock at a conversion price of $0.00014.

COMMON STOCK

During the quarter ended March 31, 2010, the Company issued a total of 208,000,000 shares of common stock valued at $25,400 for repayment of debt and conversion of preferred stock into common stock detailed in the following chart:

                   Number of       Aggregate
Date of Issue    Shares Issued    Sales Price         Nature of Transaction
-------------    -------------    -----------         ---------------------
  1/13/2010       88,000,000       $12,320      In exchange of Preferred D Stock
  1/20/2010      120,000,000       $13,080      In exchange for debt repayment
                 -----------       -------
    Total        208,000,000       $25,400
                 ===========       =======

NOTE 6: DERIVATIVE LIABILITY

As of March 31, 2010, the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 13,740,631,721 shares. The Company's Chief Executive Officer, Kenneth Yeung, holds 2,000,000 shares of Series C Preferred Stock that are convertible into 54,421,768,707 common shares of the Company.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents although the exercise price of $0.25 for the warrant is more than the fair value of common stock of $0.0001 per share on March 31, 2010. The remaining common stock equivalent of 13,740,631,721 shares has been accounted for as a derivative liability. Accordingly, the excess common stock equivalents exceeding the total common stock available for issue is marked to market through earnings at the end of each reporting period. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 570.78395%, a contractual life of approximately a year, a zero dividend rate, 0.41% risk free interest rate, exercise price of $0.00007810 and the fair value of common stock of $0.0001 per share as of March 31, 2010, the Company determined the allocated fair value of the derivative liability. The Company reflected an income of $589,456 in the quarter ended March 31, 2010 to adjust the derivative liability as of March 31, 2010, representing the initial fair value of excess common stock equivalents exceeding the total common stock available for issuance.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Notes to the Consolidated Financial Statements
                                 March 31, 2010


NOTE 7: SUBSEQUENT EVENTS

STOCK ISSUANCES

The Company issued the following Common Stocks in subsequent of the quarter ended March 31, 2010 and prior to the filing of these financial statements.

     * The Company issued 88,000,000 shares of common stock valued at $12,320 in exchange of 12,320 shares of Preferred Stock D on April 15, 2010.

     * The Company issued 130,000,000 shares of common stock valued at $12,220 for repayment of debt on May 4, 2010.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

     Since discontinuing the prior business and re-entering the development stage as of April 1, 2007 the Company's results of operations has changed. There are no revenues during the current development stage as we are in the process of starting our manufacturing process.

     For the quarter ended March 31, 2010, Operating Expenses for current operations totaled $118,570, which is more than the quarter ended March 31, 2009's Operating Expenses of $94,999. The increase of $23,571 in Operating Expenses between quarters ended 2010 and 2009 was mostly attributed to the increases in the officer's salary and professional fees.

     The most significant change in our results of operations is the change in Interest Expense. As of March 31, 2010, Interest Expense was $29,025 and as of March 31, 2009, Interest Expense was $198,462. The $169,437 drop in Interest Expense was due to the change in beneficial conversion feature of the notes. There is also a significant change in the fair value of derivative. As of March 31, 2010, change in fair value of derivative resulting in an increment from $80,755 to $736,994. The increase of $656,239 in the fair value of derivative is resulted from the liability of derivative were more than that at March 31, 2010. The change in the fair value of derivative is resulted from the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 68,162,400,428 shares. The Company's Chief Executive Officer, Kenneth Yeung, holds 2,000,000 shares of Series C Preferred Stock that are convertible into 54,421,768,707 common shares of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant exceeds the fair value of common stock of $0.0001 per share on March 31, 2010. The remaining common stock equivalent of 13,740,631,721 shares has been accounted for as a derivative liability. The fair value of the derivative of $1,054,713 was determined by utilizing the Black-Scholes valuation model.

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

     Additionally, we may experience a cash shortfall and be required to raise additional capital. In the three months ended March 31, 2010 we relied on funds from the sale of shares of stock and loans from our shareholders to finance our operations and growth. Management may raise additional capital through future public or private offerings of our stock or through loans from private investors, although there can be no assurance that we will be able to obtain such financing. Our failure to do so could have a material and adverse affect upon us and our shareholders.

     The chart  below  summarizes  our debt  (see Note 5 - Notes  Payable & Debt
Discounts  of  the  Consolidated   Financial  Statements  -  Notes  Payable  and
Beneficial Conversions):

Terms                                                                     Amount
-----                                                                     ------
Short Term Notes Payable to Shareholders:
     12%  Interest;  principal of $6,597;  convertible  to common stock based on 75% of average price; due on 9/3/2009, net of
     unamortized  discount  related  to the debt  discount  of $0       $  6,597
     12% Interest;  principal of $104,757;  convertible to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0        104,757
     12% Interest;  principal of $11,000;  convertible  to common stock based on 75% of average price;  due on 10/9/2009,  net
     of unamortized  discount  related to the debt discount of $0         11,000
     12% Interest;  principal of $31,925;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         31,925
     12% Interest;  principal of $10,269;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         10,269
     12% Interest;  principal of $12,500;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         12,500
     12% Interest;  principal of $15,000;  convertible  to common stock based on 75% of average price; due on 8/1/2009, net of
     unamortized  discount  related  to the debt  discount  of $0         15,000
     12% Interest;  principal of $32,017;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         32,017
     12% Interest;  principal of $15,568;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         15,600

     12% Interest;  principal of $10,642;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         10,642
     12%  Interest;  principal of $9,458;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0          9,458
     12% Interest;  principal of $37,133;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         37,133
     12%  Interest;  principal of $5,000;  convertible  to common stock based on 75% of average price; due on 10/28/2009,  net
     of unamortized  discount  related to the debt discount of $0          5,000
     12% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $3,271                                                               10,000
     12% Interest;  principal of $13,000;  convertible  to common stock based on 75% of average price; due on 8/1/2009, net of
     unamortized  discount  related  to the debt  discount  of $0         13,000
     12%  Interest;  principal of $7,209;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0          7,209
     12% Interest;  principal of $23,847;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         23,847
     12% Interest;  principal of $20,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         20,000
     12% Interest;  principal of $25,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         25,000
     12% Interest;  principal of $70,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         70,000
     12% Interest;  principal of $36,867;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         36,867
     12% Interest;  principal of $73,975;  convertible  to common stock based on 75% of average price; due on 7/1/2009, net of
     unamortized  discount  related  to the debt  discount  of $0         73,975
     12%  Interest;  principal of $1,112;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0          1,112
     12% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         10,000
     12% Interest;  principal of $15,000;  convertible  to common stock based on 75% of average price; due on 10/29/2009,  net
     of unamortized  discount  related to the debt discount of $0         15,000
     12% Interest;  principal of $50,240;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         50,239
                                                                        --------
Total Short Term Notes Payable to Shareholders                          $658,147
                                                                        ========

Short Term Notes Payable:
     12% Interest;  principal of $50,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0       $ 50,000
     12% Interest;  principal of $50,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         50,000
     12% Interest;  principal of $15,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         15,000
     12% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         10,000
     12% Interest;  principal of $20,500;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         20,500
                                                                        --------
Total Short Term Notes Payable                                          $145,500
                                                                        ========

THREE MONTHS ENDED MARCH 31, 2010

     As of March 31, 2010, the Company's current assets were $1,194 and its current liabilities were $2,792,517, resulting in a working capital deficit of $2,817,767. As of March 31, 2010, current assets were comprised of (i) $183 in cash; (ii) $1,011 in other current assets.

     As of March 31, 2010, current liabilities were comprised of (i) $1,368,835 in derivative liability; (ii) $658,147 in notes payable to stockholders and $145,500 in notes payable; (iii) $376,162 in accounts payable and accrued expenses and $269,123 of other amounts due to shareholders.

     As of March 31, 2010, the Company's total assets were $3,194 and its total liabilities were $2,817,767, with a net stockholder's deficit of $2,814,573.

     For the quarter ended March 31, 2010, net cash flows used in operating activities were $12,342 compared to net cash flows used in operating activities of $469,654, before the net cash used in and provided by discontinued operations, for the quarter ended March 31, 2009. The decrease of $457,311 during the twelve-month period ended March 31, 2010 was primarily due to the increase of net income and change in fair value of derivative liability.

     For the quarter ended March 31, 2010, net cash flows used in investing activities was $0 compared to net cash used by investing activities of $161,500 during the quarter ended March 31, 2009. Cash inflows in 2009 were the deposit of investment deposit from Wuhan Wufeng Machinery Company.

     For the three months ended March 31, 2010, net cash flows provided by financing activities was zero compared to net cash flows provided by financing activities of $599,852 for the three-month period ended March 31, 2009. Cash inflows in 2009 consisted of the sale of preferred stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

     We conducted an evaluation under the supervision and with the participation of our management, including Kenneth Yeung, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009, and again as of March 31, 2010, that our disclosure controls and procedures have been improved and were maintained effectively at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, and again at March 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of March 31, 2010, December 31, 2009 and 2008 during its assessment of our internal control over financial reporting as follows:

     1. We did not have adequate segregation of duties over certain areas of our financial reporting process.

     2.   We have had a substantial number of adjusting journal entries.

     The internal control deficiencies identified above will only be completely corrected if the company expands and has the capacity to adequately segregate the duties to mitigate risk in financial reporting. Expansion will depend mostly on the ability of management to begin operations and generate enough income to warrant growth in personnel.

     We did not have effective comprehensive entity-level internal controls specific to the structure of our board of directors and organization of critical committees. Due to our expected expansion, as disclosed in this Form 10-Q, without correcting this significant deficiency and ensuring that our board of directors has the proper oversight and committees are properly established, the control environment in subsequent years may not be effective.

     We had engaged a regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer surmised that the Company has worked on improving the effective internal control over financial reporting as of December 31, 2009, and again as of March 31,2010.

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

     We believe that the above five initiatives had been at least partially, if not fully, implemented by the end of 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

CONCLUSION

     The above identified material weaknesses and deficiency did result in material audit adjustments to our 2009 financial statements. It is reasonably possible that, if not re-mediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

     Our Annual Report on Form 10-K for 2009 did not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in its Annual Report.

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended March 31, 2010, we did not make any changes in Internal Control over Financial Reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS.

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Since December 31, 2010, the Company has issued the following securities without registration under the Securities Act of 1933:

                        Number of            Aggregate                   Nature of
Date of Issue         Shares Issued         Sales Price                 Transaction
-------------         -------------         -----------                 -----------
1/8/2010                88,000,000          $12,320.00         Conversion of Series D Preferred Stock
1/19/2010              120,000,000          $13,080.00         Debt cancellation
4/5/2010                88,000,000          $12,320.00         Conversion of Series D Preferred Stock
5/4/2010               130,000,000          $12,220.00         Debt Cancellation

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

10.7* Employment Agreement between the Company and Kenneth Yeung dated February 1, 2010, effective May 1, 2010 (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009, filed with the Commission on March 31, 2010).

10.8* Stock Sale and Purchase Agreement by and between the Company and Wuhan Intepower Co., Ltd., executed on April 17, 2008 (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on April 21, 2008)

10.9* Compensation Agreement between the Company and Peter Chin dated September 30, 2009 (Exhibit 10.9 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009, filed with the Commission on March 31, 2010).

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

                                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.


Date: May 13, 2010               /s/ Kenneth Yeung
                                 -----------------------------------------------
                                 Kenneth Yeung
                                 President, Chief Executive Officer and
                                 Chief Financial Officer (Principal
                                 Accounting, Executive and Financial Officer)