Form 10-Q
period 2010-06-30
International Building Technologies Group, Inc.
filed 2010-08-12
CIK 1075993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2010
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2010, there were 3,641,902,942 outstanding shares of the Registrant's Common Stock, $0.00001 par value.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                               REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2010

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................    3

         Condensed Consolidated Balance Sheets.............................    3

         Condensed Consolidated Statements of Operations...................    5

         Condensed Consolidated Statements of Cash Flows...................    7

         Notes.............................................................    9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........   20

Item 4.  Controls and Procedures...........................................   21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   24

Item 1A. Risk Factors......................................................   24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......   24

Item 3.  Defaults Upon Senior Securities...................................   24

Item 4.  (Removed and Reserved)............................................   24

Item 5.  Other Information.................................................   24

Item 6.  Exhibits..........................................................   25

SIGNATURES.................................................................   28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  June 30,          December 31,
                                                    2010               2009
                                                  --------           --------
                                                 (unaudited)
                       ASSETS
Cash                                              $ 53,725           $ 12,514
Other current assets                                 1,011              1,011
                                                  --------           --------
     Total current assets                           54,736             13,525
                                                  --------           --------

Other assets                                         2,000              2,000
                                                  --------           --------

      Total assets                                $ 56,736           $ 15,525
                                                  ========           ========


     See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                                June 30,             December 31,
                                                                                  2010                   2009
                                                                              ------------           ------------
                                                                               (unaudited)
                  LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY

LIABILITIES
  Accounts payable and accrued expenses                                       $    311,407           $    305,897
  Accrued expenses - related parties                                               283,548                207,321
  Accrued pension                                                                    1,708                     --
  Derivative liability                                                           1,294,781              2,105,829
  Investor deposit                                                                 230,000                     --
  Notes payable                                                                    145,500                145,175
  Notes payable to shareholders                                                    588,314                668,411
                                                                              ------------           ------------
      Total current liabilities                                                  2,855,258              3,432,633
                                                                              ------------           ------------

COMMITMENTS & CONTINGENCIES                                                             --                     --

STOCKHOLDERS' (DEFICIT) EQUITY
  Preferred A stock, $250 par value, 10,000 shares authorized;
   96 shares issued and outstanding                                                 24,000                 24,000
  Preferred C stock, $.001 par value, 3,000,000 shares authorized;
   2,000,000 and 1,000,000 shares issued and outstanding                             2,000                  2,000
  Preferred D stock,  $.001 par value, 10,000,000 shares authorized;
   162,860 and 207,500 shares issued and outstanding                                   163                    208
  Preferred E stock, $.001 par value, 50,000,000 shares authorized;
   30,800 shares issued and outstanding                                                 25                     25
  Preferred F stock, $.001 par value, 3,000,000 shares authorized;
   20,000 and 0 shares issued and outstanding                                           20                     20
  Common stock; $.00001 par value, 3,950,000,000 shares authorized;
   3,410,817,981 and 2,307,177,093 issued and outstanding                           34,108                 23,072
  Additional paid-in capital                                                     9,971,634              9,882,383
  Accumulated deficit - Prior to reentering development stage                   (5,534,336)            (5,534,336)
  Accumulated deficit - From inception of reentering development
   stage on 4/1/2007                                                            (7,293,281)            (7,813,920)
  Other comprehensive income / (loss)                                               (2,855)                  (560)
  Noncontrolling interest                                                               --                     --
                                                                              ------------           ------------
Total stockholders' (deficit) equity                                            (2,798,522)            (3,417,108)
                                                                              ------------           ------------

Total liabilities and stockholders' (deficit) equity                          $     56,736           $     15,525
                                                                              ============           ============


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
         (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                Cumulative Since
                                                                                                                  Re-entering
                                                                                                                  Development
                                                 Three Months Ended June 30,       Six Months Ended June 30,         Stage
                                                ----------------------------     ----------------------------      4/01/2007 -
                                                    2010            2009             2010             2009         6/30/2010
                                                ------------    ------------     ------------     ------------    ------------
Revenues                                        $         --    $         --     $         --     $         --    $         --
                                                ------------    ------------     ------------     ------------    ------------
Operating expenses:
  Selling, general and administrative                123,508         128,956          242,078          223,955       1,990,548
  Depreciation and amortization                           --              --               --               --       1,306,935
                                                ------------    ------------     ------------     ------------    ------------
Total operating expenses                             123,508         128,956          242,078          223,955       3,297,483
                                                ------------    ------------     ------------     ------------    ------------

Operating loss                                      (123,508)       (128,956)        (242,078)        (223,955)     (3,297,483)
                                                ------------    ------------     ------------     ------------    ------------
Other income (expense):
  Interest income                                         --              --               --               --             374
  Interest expense                                   (19,352)       (363,467)         (48,377)        (561,929)     (2,546,700)
  Loss on settlement                                      --              --               --               --         (23,500)
  Loss on investment                                      --              --               --               --        (115,750)
  Gain/(Loss) on extinguishment of debt                   --         (26,275)              --          (56,275)         11,297
  Gain on disposal of assets                              --              --               --               --           2,565
  Change in fair value of derivative liability        74,055       1,329,177          811,049        1,409,932      (1,294,780)
  Minority interest in net loss of subsidiary             --              --               --               --          15,000
  Other income (expense)                                  --              --               45               --           3,855
                                                ------------    ------------     ------------     ------------    ------------
Total other income (expense)                          54,703         939,435          762,717          791,728      (3,947,639)
                                                ------------    ------------     ------------     ------------    ------------

Income/(Loss) from continuing operations        $    (68,805)   $    810,479     $    520,639     $    567,773    $ (7,245,122)
                                                ------------    ------------     ------------     ------------    ------------


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                   (CONTINUED)

                                                                                                                  Cumulative Since
                                                                                                                    Re-entering
                                                                                                                    Development
                                                Three Months Ended June 30,         Six Months Ended June 30,          Stage
                                             --------------------------------   -------------------------------      4/01/2007 -
                                                  2010              2009             2010             2009           6/30/2010
                                             --------------    --------------   --------------   --------------   --------------
Income/(Loss) from continuing operations     $      (68,805)   $      810,479   $      520,639   $      567,773   $   (7,245,122)
                                             --------------    --------------   --------------   --------------   --------------
Discontinued operations:
  Income (loss) from operations of
   discontinued business                                 --                --               --               --          (20,063)
  Income (loss) on disposal of assets                    --                --               --               --           61,058
                                             --------------    --------------   --------------   --------------   --------------
Income (loss) on discontinued operations                 --                --               --               --           40,995
                                             --------------    --------------   --------------   --------------   --------------
Net Income/(loss)                                   (68,805)          810,479          520,639          567,773       (7,204,127)

Preferred dividend                                       --                --               --               --          (89,154)
                                             --------------    --------------   --------------   --------------   --------------
Net Income/(loss) attributable to common
 shareholders                                       (68,805)          810,479          520,639          567,773       (7,293,281)
                                             --------------    --------------   --------------   --------------   --------------
Other comprehensive income
  Foreign currency translation                       (2,306)               (6)          (2,295)             (67)          (2,855)
                                             --------------    --------------   --------------   --------------   --------------
Comprehensive income/(loss)                  $      (71,111)   $      810,473   $      518,344   $      567,706   $   (7,296,136)
                                             ==============    ==============   ==============   ==============   ==============

Net income/(loss) per common share -
 basic and diluted
   Continuing operations                     $        (0.00)   $         0.00   $         0.00   $         0.00
                                             ==============    ==============   ==============   ==============
   Discontinued operations                   $           --    $           --   $           --   $           --
                                             ==============    ==============   ==============   ==============
   Net Income (loss) per common share        $        (0.00)   $         0.00   $         0.00   $         0.00
                                             ==============    ==============   ==============   ==============
Weighted average common shares outstanding:
   Basic                                        340,829,865       179,188,651      340,829,865    1,066,138,627
                                             ==============    ==============   ==============   ==============
   Diluted                                    3,950,000,000     1,950,000,000    3,950,000,000    1,950,000,000
                                             ==============    ==============   ==============   ==============


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    Cumulative Since
                                                                                                      Re-entering
                                                                                                      Development
                                                                      Six Months Ended June 30,          Stage
                                                                    ----------------------------       4/01/2007 -
                                                                        2010            2009           6/30/2010
                                                                    ------------    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income/(loss) from continuing operations                      $    520,639    $    567,773     $ (7,293,283)
  Adjustments to reconcile net income (loss) to net
   cash used by operating activities:
     Depreciation                                                             --              --            3,660
     Impairment of goodwill                                                   --              --        1,303,277
     Amortization of debt discounts                                           --              --          128,933
     Loss/(Gain) on extinguishment of debt                                    --          56,275          (70,843)
     Loss on Investments                                                      --              --          115,750
     Interest expense associated with beneficial
      conversion feature                                                   2,788         512,693        2,165,375
     Change in fair value of derivative liability                       (811,049)     (1,409,932)       1,294,780
     Director stock based compensation                                        --              --          100,000
     Common stock issued for services                                         --              --          394,519
     Common stock issued for settlement                                       --              --           13,500
     Gain on disposal of equipment                                            --              --           (2,565)
     Minority interest in net loss of subsidiary                              --              --          (15,000)
  Changes in assets and liabilities:
     Prepaid expenses and other assets                                        --           1,863              529
     Accounts payable and accrued expenses                               101,128         167,321          740,847
                                                                    ------------    ------------     ------------
          Net cash used in continuing operations                        (188,789)       (104,007)      (1,120,521)
          Net income (loss) from discontinued operations                      --              --           40,995
          Net cash used in discontinued operations                            --              --          (83,796)
                                                                    ------------    ------------     ------------
          Net cash used in operating activities                         (188,789)       (104,007)      (1,163,322)
                                                                    ------------    ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on investment                                                       --              --          (80,750)
                                                                    ------------    ------------     ------------
          Net cash used in continuing operations                              --              --          (80,750)
                                                                    ------------    ------------     ------------
          Net cash used in investing activities                     $         --    $         --     $    (80,750)
                                                                    ------------    ------------     ------------


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                                                                                                    Cumulative Since
                                                                                                      Re-entering
                                                                                                      Development
                                                                      Six Months Ended June 30,          Stage
                                                                    ----------------------------       4/01/2007 -
                                                                        2010            2009           6/30/2010
                                                                    ------------    ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                         $       --      $       --       $   30,000
  Proceeds from notes payable                                               --              --          628,876
  Proceeds from line of credit                                           2,802              --
  Proceeds from investor deposit                                       230,000          50,000          280,000
  Repayments of notes payable                                               --              --          (34,448)
  Proceeds from issuance of preferred stock                                 --          50,000          144,301
  Proceeds from issuance of common stock                                    --              --          180,464
  Proceeds from issuance of common stock for asset purchase                 --              --            6,206
  Proceeds from exercise of stock options                                   --              --            4,375
                                                                    ----------      ----------       ----------
          Net cash provided by financing activities                    230,000         102,802        1,239,774
                                                                    ----------      ----------       ----------

Effect of exchange rate changes on cash                                 (2,295)            (67)          (2,855)

CASH AND CASH EQUIVALENTS:
  Increase (decrease) in cash                                           41,211          (1,272)          (7,153)
  CASH, beginning of period                                             12,514           1,567           60,878
                                                                    ----------      ----------       ----------
CASH, end of period                                                 $   53,725      $      295       $   53,725
                                                                    ==========      ==========       ==========

SUPPLEMENTAL DISCLOSURES:
  Tax paid                                                          $       --      $       --       $    4,800
                                                                    ==========      ==========       ==========
  Cash paid for interest                                            $      235      $       57       $    1,266
                                                                    ==========      ==========       ==========

NON-CASH DISCONTINUED OPERATION ACTIVITIES:
  Employee stock based compensation                                 $       --      $       --       $   30,698
  Issuance of common stock for debt                                 $       --      $   38,668       $  389,360

NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Issuance of note for accrued expenses                             $       --      $       --       $  201,026
  Issuance of common stock by conversion of preferred stock D       $   44,640      $       --       $  120,990
  Issuance of common stock for payment of debt                      $  100,243      $   76,876       $  749,381
  Issuance of common stock for settlement                           $       --      $       --       $   13,500
  Issuance of Preferred Stock for director fees                     $       --      $       --       $  400,000
  Cancelation of Rosetop project and related Preferred E Stock      $       --      $       --       $ (315,000)
  Issuance of common stock for Purchase of Company                  $       --      $       --       $1,300,000


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


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

Currently the Company or its subsidiary is focusing its attention on several viable businesses that could be well suited to possibly merge into the company. Currently the Company has signed a letter of intent (LOI) with a Chinese company and entered into the process of merge. The company believes it is in a position of strength and is going to explore every opportunity to bring value assets, revenue and profit back to its stockholders and investors.

The Company has engaged a Chinese law firm to conduct the due diligence, as well an audit firm to conduct the audit as required for the merge. Result and progress of such Due Diligent and audit will be announced once they are completed.

On May 25, 2010, the Company signed a non-binding Letter of Intent to merge with FHH Sino New Energies CO., Ltd., a Chinese company ("FHH Sino") located in Weihai, Shandong Province of China. FHH Sino is a petroleum storage company that offers petroleum storage tanks and facilities for rental to the petroleum importers/exporters in Weihai, a coastal city in Shandong Province of Northern China. Upon signing of the Letter of Intent on May 27, 2010 (effective date), FHH Sino made a U.S. $230,000 deposit with the Company.

The Company intends to merge with FHH Sino by exchanging the Company's common stock with FHH Sino's holding or subsidiary company. This merger will give the Company the opportunity to switch its nature of business into the energy sector, the ability to generate revenue and profit once the FHH Sino commences its operation in early 2011, thus benefits our shareholders in the near future.

The Company had offices in Alameda, CA, and Shanghai, China in 2007. In December, 2008, the Company closed the office in Shanghai, China. In January, 2009, the Company closed the office in Alameda, CA and moved to City of Industry, CA.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K. Operating results for the period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

INTANGIBLE ASSETS

The license agreement was abandoned in accordance with FASB Accounting Codification Standards 360-10-20 (previous guidance Statement of Accounting No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets") and consequently the remaining value of the asset was fully amortized as of June 30, 2010 and 2009.

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


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

Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for the quarters ended June 30, 2010 and 2009 (denoted in Hong Kong dollars per one U.S. dollar):

                                                   2010           2009
                                                  ------         ------
     Current exchange rate at June 30, HKD        7.7847         7.7504
     Weighted average exchange rate               7.7794         7.7513

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. As the Company incurred net losses for the quarter ended June 30, 2010 and 2009, common stock equivalents were excluded from diluted net loss per share as their effect would be anti-dilutive. As a result, for all periods presented, the Company's basic and diluted net loss per share is the same.

STOCK-BASED COMPENSATION

FASB Accounting Codification Standards (ACS) Topic 825, "Compensation - Stock Compensation" (previous guidance Statement of Accounting Standards SFAS No. 123R, "Share-Based Payment") requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). During the quarter ended June 30, 2010 and 2009, the Company did not recognize any of compensation expense associated with stock-based compensation. Under FASB ACS Topic 825, the expense recognition for variable awards is the same under the intrinsic value and the fair value methods.

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

NOTE 2: MATERIAL EVENTS

On May 25, 2010, the Company signed a non-binding Letter of Intent to merge with FHH Sino New Energies CO., Ltd., a Chinese company ("FHH Sino") located in Weihai, Shandong Province of China. FHH Sino is a petroleum storage company that offers petroleum storage tanks and facilities for rental to the petroleum importers/exporters in Weihai, a coastal city in Shandong Province of Northern China. Upon signing of the Letter of Intent on May 27, 2010 (effective date), FHH Sino made a U.S. $230,000 deposit with the Company.

The Company intends to merge with FHH Sino by exchanging the Company's common stock with FHH Sino's holding or subsidiary company. This merger will give the Company the opportunity to switch its nature of business into the energy sector, the ability to generate revenue and profit once the FHH Sino commences its operation in early 2011, thus benefits our shareholders in the near future

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. As of June 30, 2010, the Company has incurred net losses from operations prior to reentering the development stage and has a stockholders' deficit of $5,534,336. Since the inception of reentering the development stage on April 1, 2007, the Company has a stockholders' deficit of $7,293,281 as of June 30, 2010. The Company has a working capital deficit of $2,800,523 as of June 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In the past 3 months, the Company funded operations through investor's deposit. For the coming 12 months, the Company plans to continue to fund the Company through debt and securities sales and issuances, focus on a possible joint venture or merger until the company generates revenues through the operations of such merged company or joint venture as stated above.

Note 4:  Notes Payable & Debt Discounts

The chart below summarizes the Notes Payable & Debt Discounts of the Company as of June 30, 2010. The Company is technically in default of its promissory notes to the above persons or entities, most of which notes matured on December 31, 2009. The Company is currently working with the note holders to restructure the terms of such notes and extend the maturity dates. The interest rate for these loans will be at 12% in 2010 since they were default at the year end.

Terms                                                                     Amount
-----                                                                     ------
Short Term Notes Payable to Shareholders:
  12% Interest;  principal of $6,597;  convertible to common stock based  on  75%  of  average  price;  due  on  9/3/2009,  net  of
  unamortized discount related to the debt discount of $0               $  6,597
  12% Interest;  principal of $55,180; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discounted related to the debt discount of $0               55,180
  12% Interest;  principal of $11,000; convertible to common stock based  on  75%  of  average  price;  due  on  10/9/2009,  net of
  unamortized discount related to the debt discount of $0                 11,000
  12% Interest;  principal of $31,925; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discounted related to the debt discount of $0               31,925
  12% Interest;  principal of $10,269; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discounted related to the debt discount of $0               10,269

  12% Interest;  principal of $12,500; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 12,500
  12% Interest;  principal of $15,000; convertible to common stock based  on  75%  of  average  price;  due  on  8/1/2009,  net  of
  unamortized discount related to the debt discount of $0                 15,000
  12% Interest;  principal of $23,439; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 23,439
  12% Interest;  principal of $3,920;  convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discounted related to the debt discount of $0                3,920
  12% Interest;  principal of $10,642; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 10,642
  12% Interest;  principal of $9,458;  convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discounted related to the debt discount of $0                9,458
  12% Interest;  principal of $37,133; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discounted related to the debt discount of $0               37,133
  12% Interest;  principal of $5,000;  convertible to common stock based  on 75%  of  average  price;  due  on  10/28/2009,  net of
  unamortized discount related to the debt discount of $0                  5,000
  12% Interest;  principal of $10,000; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized  discount  related  to the debt  discount  of $3,271        10,000
  12% Interest;  principal of $13,000; convertible to common stock based  on  75%  of  average  price;  due  on  8/1/2009,  net  of
  unamortized discount related to the debt discount of $0                 13,000
  12% Interest;  principal of $7,209;  convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discounted related to the debt discount of $0                7,209
  12% Interest;  principal of $23,847; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discounted related to the debt discount of $0               23,847
  12% Interest;  principal of $20,000; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 20,000
  12% Interest;  principal of $25,000; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 25,000
  12% Interest;  principal of $70,000; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 70,000
  12% Interest;  principal of $36,867; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discounted related to the debt discount of $0               36,867
  12% Interest;  principal of $73,975; convertible to common stock based  on  75%  of  average  price;  due  on  7/1/2009,  net  of
  unamortized discount related to the debt discount of $0                 73,975

  12% Interest;  principal of $1,112;  convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discounted related to the debt discount of $0                1,112
  12% Interest;  principal of $10,000; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 10,000
  12% Interest;  principal of $15,000; convertible to common stock based  on 75%  of  average  price;  due  on  10/29/2009,  net of
  unamortized discount related to the debt discount of $0                 15,000
  12% Interest;  principal of $50,240; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 50,241
                                                                        --------
Total Short Term Notes Payable to Shareholders                          $588,314
                                                                        ========
Short Term Notes Payable:
  12% Interest;  principal of $50,000; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 50,000
  12% Interest;  principal of $50,000; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 50,000
  12% Interest;  principal of $15,000; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 15,000
  12% Interest;  principal of $10,000; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 10,000
  12% Interest;  principal of $20,500; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 20,500
                                                                        --------
Total Short Term Notes Payable                                          $145,500
                                                                        ========

NOTE 5: STOCKHOLDERS' EQUITY

PREFERRED STOCK

On April 23, 2010, CEPA Group Pacific Holdings Ltd. exchanged 12,320 shares of Preferred D Stock into 88,000,000 shares of Common Stock at a $0.00014 conversion price as of April 15, 2010.

On June 7, 2010, Jade C. Uno exchanged 20,000 shares of Preferred D Stock into 105,263,157 shares of Common Stock at a $0.00019 conversion price based upon the 20-day trading average of the Company.

COMMON STOCK

During the quarter ended June 30, 2010, the Company issued a total of 895,640,888 shares of common stock valued at $25,400 for repayment of debt detailed in the following chart:

                  Number of       Aggregate
Date of Issue   Shares Issued    Sales Price         Nature of Transaction
-------------   -------------    -----------         ---------------------
 4/23/2010       88,000,000       $ 12,320      In exchange of Preferred D Stock
 5/4/2010       130,000,000       $ 12,220      In exchange for debt repayment
 5/17/2010      132,490,203       $ 10,930      In exchange for debt repayment
 5/28/2010      139,101,464       $ 11,998      In exchange for debt repayment
 6/7/2010       105,263,157       $ 20,000      In exchange of Preferred D Stock
 6/9/2010       154,000,000       $ 16,786      In exchange for debt repayment
 6/22/2010      146,786,064       $ 35,229      In exchange for debt repayment
                -----------       --------
Total           895,640,888       $119,483
                ===========       ========

NOTE 6: DERIVATIVE LIABILITY

As of June 30, 2010, the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 18,083,573,516 shares. The Company's Chief Executive Officer, Kenneth Yeung, holds 2,000,000 shares of Series C Preferred Stock that are convertible into 14,842,300,557 common shares of the Company.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant is more than the fair value of common stock of $0.0004 per share on June 30, 2010. The remaining common stock equivalent of 3,241,212,959 shares has been accounted for as a derivative liability. Accordingly, the excess common stock equivalents exceeding the total common stock available for issue is marked to market through earnings at the end of each reporting period. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 633.69%, a contractual life of approximately a year, a zero dividend rate, 0.32% risk free interest rate, exercise price of $0.00028307 and the fair value of common stock of $0.0004 per share as of June 30, 2010, the Company determined the allocated fair value of the derivative liability. The Company reflected an income of $74,054 in the quarter ended June 30, 2010 to adjust the derivative liability to $1,294,781 as of June 30, 2010, representing the initial fair value of excess common stock equivalents exceeding the total common stock available for issuance.

NOTE 7: SUBSEQUENT EVENTS

STOCK ISSUANCES

     The Company issued the following Common Stocks in subsequent of the quarter ended June 30, 2010 and prior to the filing of these financial statements.

     * The Company issued 90,427,769 shares of common stock valued at $22,697 for repayment of debt on July 21, 2010.
     * 12,680 shares of Preferred Series "D" Convertible Stock were converted into 50,720,000 shares of common stock on July 28, 2010.
     * 22,500 shares of Preferred Series "D" Convertible Stock were converted into 90,000,000 shares of common stock on July 28, 2010.

Management has reviewed material subsequent events in accordance with FASB ASC 855 "Subsequent Events". No additional disclosures are required.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

     Since discontinuing the prior business and re-entering the development stage as of April 1, 2007 the Company's results of operations has changed. There are no revenues during the current development stage as we are in the process of starting our manufacturing process.

     For the quarter ended June 30, 2010, Operating Expenses for current operations totaled $123,508 is less than the quarter ended June 30, 2009's Operating Expenses of $128,956. The minor decrease of $5,448 in Operating Expenses between quarters ended 2010 and 2009 was mostly attributed to the decrease in accounting fees.

     One of the significant changes in our results of operations is interest Expense which was $19,352 and as of June 30, 2009, Interest Expense was $363,467. The $344,115 drop in Interest Expense was due to the change in beneficial conversion feature of the notes. There is also a significant change in the fair value of derivative. As of June 30, 2010, change in fair value of derivative resulting in a decrement from $1,329,177 to $74,055. This decrease in the fair value of derivative is resulted from the liability of derivative that was less than that at June 30, 2010. The change in the fair value of derivative is resulted from the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 18,083,513,516 shares. The Company's Chief Executive Officer, Kenneth Yeung, holds 2,000,000 shares of Series C Preferred Stock that are convertible into 14,842,300,557 common shares of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant exceeds the fair value of common stock of $0.0004 per share on June 30, 2010. The remaining common stock equivalent of 3,241,212,959 shares has been accounted for as a derivative liability. The fair value of the derivative of $1,294,781 was determined by utilizing the Black-Scholes valuation model.

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

     Additionally, we may experience a cash shortfall and be required to raise additional capital. In the three months ended June 30, 2010 we relied on funds from the investor deposit. Management may raise additional capital through future public or private offerings of our stock or through loans from private investors, although there can be no assurance that we will be able to obtain such financing. Our failure to do so could have a material and adverse affect upon us and our shareholders.

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

     The chart  below  summarizes  our debt  (see Note 4 - Notes  Payable & Debt
Discounts  of  the  Consolidated   Financial  Statements  -  Notes  Payable  and
Beneficial Conversions):

Terms                                                                     Amount
-----                                                                     ------
Short Term Notes Payable to Shareholders:
  12% Interest;  principal of $6,597;  convertible to common stock based  on  75%  of  average  price;  due  on  9/3/2009,  net  of
  unamortized discount related to the debt discount of $0               $  6,597
  12% Interest;  principal of $55,180; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discounted related to the debt discount of $0               55,180
  12% Interest;  principal of $11,000; convertible to common stock based  on  75%  of  average  price;  due  on  10/9/2009,  net of
  unamortized discount related to the debt discount of $0                 11,000
  12% Interest;  principal of $31,925; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discounted related to the debt discount of $0               31,925
  12% Interest;  principal of $10,269; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discounted related to the debt discount of $0               10,269
  12% Interest;  principal of $12,500; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 12,500
  12% Interest;  principal of $15,000; convertible to common stock based  on  75%  of  average  price;  due  on  8/1/2009,  net  of
  unamortized discount related to the debt discount of $0                 15,000
  12% Interest;  principal of $23,439; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 23,439
  12% Interest;  principal of $3,920;  convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discounted related to the debt discount of $0                3,920
  12% Interest;  principal of $10,642; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 10,642
  12% Interest;  principal of $9,458;  convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discounted related to the debt discount of $0                9,458
  12% Interest;  principal of $37,133; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discounted related to the debt discount of $0               37,133

  12% Interest;  principal of $5,000;  convertible to common stock based  on 75%  of  average  price;  due  on  10/28/2009,  net of
  unamortized discount related to the debt discount of $0                  5,000
  12% Interest;  principal of $10,000; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized  discount  related  to the debt  discount  of $3,271        10,000
  12% Interest;  principal of $13,000; convertible to common stock based  on  75%  of  average  price;  due  on  8/1/2009,  net  of
  unamortized discount related to the debt discount of $0                 13,000
  12% Interest;  principal of $7,209;  convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discounted related to the debt discount of $0                7,209
  12% Interest;  principal of $23,847; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discounted related to the debt discount of $0               23,847
  12% Interest;  principal of $20,000; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 20,000
  12% Interest;  principal of $25,000; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 25,000
  12% Interest;  principal of $70,000; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 70,000
  12% Interest;  principal of $36,867; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discounted related to the debt discount of $0               36,867
  12% Interest;  principal of $73,975; convertible to common stock based  on  75%  of  average  price;  due  on  7/1/2009,  net  of
  unamortized discount related to the debt discount of $0                 73,975
  12% Interest;  principal of $1,112;  convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discounted related to the debt discount of $0                1,112
  12% Interest;  principal of $10,000; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 10,000
  12% Interest;  principal of $15,000; convertible to common stock based  on 75%  of  average  price;  due  on  10/29/2009,  net of
  unamortized discount related to the debt discount of $0                 15,000
  12% Interest;  principal of $50,240; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 50,241
                                                                        --------
Total Short Term Notes Payable to Shareholders                          $588,314
                                                                        ========
Short Term Notes Payable:
  12% Interest;  principal of $50,000; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 50,000
  12% Interest;  principal of $50,000; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 50,000
  12% Interest;  principal of $15,000; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 15,000

  12% Interest;  principal of $10,000; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 10,000
  12% Interest;  principal of $20,500; convertible to common stock based  on 75%  of  average  price;  due  on  12/31/2009,  net of
  unamortized discount related to the debt discount of $0                 20,500
                                                                        --------
Total Short Term Notes Payable                                          $145,500
                                                                        ========

SIX MONTHS ENDED JUNE 30, 2010

     As of June 30, 2010, the Company's current assets were $54,736 and its current liabilities were $2,855,258, resulting in a working capital deficit of $2,800,522. As of June 30, 2010, current assets were comprised of (i) $53,725 in cash; (ii) $1,011 in other current assets.

     As of June 30, 2010, current liabilities were comprised of (i) $1,294,781 in derivative liability; (ii) $588,314 in notes payable to stockholders and $145,500 in notes payable; (ii) $311,407 in accounts payable and accrued expenses and $283,548 of other amounts due to shareholders.

     As of June 30, 2010, the Company's total assets were $56,736 and its total liabilities were $2,855,258, with a net stockholder's deficit of $2,798,522.

     For the six months ended June 30, 2010, net cash flows used in operating activities were $188,789 compared to net cash flows used in operating activities of $104,007, before the net cash used in and provided by discontinued operations, for the quarter ended June 30, 2009. The increase of $82,487 during the twelve-month period ended June 30, 2010 was primarily due to the change in fair value of derivative liability.

     For the six months ended June 30, 2010 and June 30, 2009, net cash flows used in investing activities were both $0.

     For the six months ended June 30, 2010, net cash flows provided by financing activities was $230,000 compared to net cash flows provided by financing activities of $102,802 for the six months period ended June 30, 2009. Cash inflow for in 2010 consisted of the investor deposit of $230,000 while cash inflows in 2009 consisted of the sale of preferred stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

     We conducted an evaluation under the supervision and with the participation of our management, including Kenneth Yeung, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009, and again as of June 30, 2010, that our disclosure controls and procedures have been improved and were maintained effectively at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, and again at June 30, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of June 30, 2010, December 31, 2009 and 2008 during its assessment of our internal control over financial reporting as follows:

     1. We did not have adequate segregation of duties over certain areas of our financial reporting process.

     2.   We had a substantial number of journal entries.

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

     We had engaged a regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer surmised that the Company has improved the effective internal control over financial reporting as of December 31, 2009, and again as of June 30, 2010.

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

CONCLUSION

     The above identified improvement, material weaknesses and deficiency did not result in material audit adjustments to our 2009 financial statements. However, it is reasonably possible that, if not re-mediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended June 30, 2010, we did not make any changes in Internal Control over Financial Reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS.

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Since March 31, 2010, the Company has issued the following securities without registration under the Securities Act of 1933:

                    Number of      Aggregate
Date of Issue    Shares Issued    Sales Price        Nature of Transaction
-------------    -------------    -----------        ---------------------
4/28/2010         88,000,000      $25,000.00   Conversion of Series D Preferred
                                                Stock
5/5/2010         130,000,000      $12,220.00   Debt Conversion
5/17/2010        132,490,203      $10,930.44   Debt Conversion
6/1/2010         139,101,464      $11,987.50   Debt Conversion
6/10/2010        105,263,157      $20,000.00   Conversion of Series D Preferred
                                                Stock
6/15/2019        154,000,000      $16,786.00   Debt Conversion
6/23/2010        146,786,064      $35,228.66   Debt Conversion
7/21/2010         90,427,769      $22,697.37   Debt Conversion
7/28/2010         50,720,000      $12,680.00   Conversion of Series D Preferred
                                                Stock
7/28/2010         90,000,000      $22,500.00   Conversion of Series D Preferred
                                                Stock

     Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. (REMOVED AND RESERVED).

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

                                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.


Date: August 11, 2010            /s/ Kenneth Yeung
                                 -----------------------------------------------
                                 Kenneth Yeung
                                 President, Chief Executive Officer and
                                 Chief Financial Officer (Principal
                                 Accounting, Executive and Financial Officer)