Form 10-Q
period 2010-09-30
International Building Technologies Group, Inc.
filed 2010-11-12
CIK 1075993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2010
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2010, there were 3,981,444,259 outstanding shares of the Registrant's Common Stock, $0.00001 par value.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                               REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................. 18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........ 22

Item 4.  Controls and Procedures........................................... 22

PART II - OTHER INFORMATION................................................ 25

Item 1.  Legal Proceedings................................................. 25

Item 1A. Risk Factors...................................................... 25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....... 25

Item 3.  Defaults Upon Senior Securities................................... 26

Item 4.  Submission of Matters to a Vote of Security Holders............... 26

Item 5.  Other Information................................................. 26

Item 6.  Exhibits.......................................................... 26

SIGNATURES................................................................. 30

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             September 30, 2010      December 31, 2009
                                                             ------------------      -----------------
                                                                 (unaudited)
                     ASSETS

Cash                                                               $ 18,077              $ 12,514
Other current assets                                                  1,011                 1,011
                                                                   --------              --------

      Total current assets                                           19,088                13,525
                                                                   --------              --------

Other assets                                                          2,000                 2,000
                                                                   --------              --------

      Total assets                                                 $ 21,088              $ 15,525
                                                                   ========              ========


     See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                         September 30, 2010      December 31, 2009
                                                                         ------------------      -----------------
                                                                             (unaudited)
                  LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY

LIABILITIES
  Accounts payable and accrued expenses                                     $    301,639           $    305,897
  Accrued expenses - related parties                                             314,177                207,321
  Accrued pension                                                                  1,646                     --
  Derivative liability                                                         1,024,376              2,105,829
  Investor deposit                                                               230,000                     --
  Notes payable                                                                  145,500                145,175
  Notes payable to shareholders                                                  517,866                668,411
                                                                            ------------           ------------
      Total current liabilities                                                2,535,204              3,432,633
                                                                            ------------           ------------

STOCKHOLDERS' (DEFICIT) EQUITY
  Preferred A stock, $250 par value, 10,000 shares authorized;
   96 shares issued and outstanding                                               24,000                 24,000
  Preferred C stock, $.001 par value, 3,000,000 shares authorized;
   2,000,000 and 1,000,000 shares issued and outstanding                           2,000                  2,000
  Preferred D stock,  $.001 par value, 10,000,000 shares authorized;
   172,680 and 207,500 shares issued and outstanding                                 173                    208
  Preferred E stock, $.001 par value, 50,000,000 shares authorized;
   30,800 shares issued and outstanding                                               25                     25
  Preferred F stock, $.001 par value, 3,000,000 shares authorized;
   20,000 shares issued and outstanding                                               20                     20
  Common stock; $.00001 par value, 3,950,000,000 shares authorized;
   3,927,674,124 and 2,307,177,093 issued and outstanding                         39,277                 23,072
  Additional paid-in capital                                                  10,101,552              9,882,383
  Accumulated deficit - Prior to reentering development stage                 (5,534,336)            (5,534,336)
  Accumulated deficit - From inception of reentering development
   stage on 4/1/2007                                                          (7,143,395)            (7,813,920)
  Other comprehensive income / (loss)                                             (3,432)                  (560)
  Noncontrolling interest                                                             --                     --
                                                                            ------------           ------------

      Total stockholders' (deficit) equity                                    (2,514,116)            (3,417,108)
                                                                            ------------           ------------

      Total liabilities and stockholders' (deficit) equity                  $     21,088           $     15,525
                                                                            ============           ============


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                      Cumulative
                                                                                                                        Since
                                                                                                                      Reentering
                                                         Three Months Ended             Nine Months Ended            Deveplopment
                                                            September 30,                  September 30,                Stage
                                                   ----------------------------     ----------------------------      4/1/2007 -
                                                       2010             2009            2010             2009         9/30/2010
                                                   -----------      -----------     -----------      -----------      -----------
Retail sales                                       $        --      $        --     $        --      $        --      $        --
Cost of sales                                               --               --              --               --               --
                                                   -----------      -----------     -----------      -----------      -----------
Revenues                                                    --               --              --               --               --
                                                   -----------      -----------     -----------      -----------      -----------
Operating expenses:
  Selling, general and administrative                  100,435          175,571         342,513          399,526        2,090,983
  Goodwill impairment                                       --               --              --               --        1,303,277
  Depreciation and amortization                             --               --              --               --            3,658
                                                   -----------      -----------     -----------      -----------      -----------
      Total operating expenses                         100,435          175,571         342,513          399,526        3,397,918
                                                   -----------      -----------     -----------      -----------      -----------
Operating loss                                        (100,435)        (175,571)       (342,513)        (399,526)      (3,397,918)
                                                   -----------      -----------     -----------      -----------      -----------
Other income (expense):
  Interest income                                           --               --              --               --              374
  Interest expense                                     (20,085)        (289,068)        (68,462)        (850,997)      (2,566,785)
  Loss on settlement                                        --               --              --               --          (23,500)
  Loss on investment                                        --          (80,750)             --          (80,750)        (115,750)
  Gain/(Loss) on extinguishment of debt                     --           (8,320)             --          (64,595)          11,297
  Gain on disposal of assets                                --               --              --               --            2,565
  Change in fair value of derivative liability         270,406         (915,932)      1,081,454          494,000       (1,024,374)
  Minority interest in net loss of subsidiary               --               --              --               --           15,000
  Other income (expense)                                    --               --              45               --            3,855
                                                   -----------      -----------     -----------      -----------      -----------
      Total other income (expense)                     250,321       (1,294,070)      1,013,037         (502,342)      (3,697,318)
                                                   -----------      -----------     -----------      -----------      -----------
Income / (Loss) from continuing operations         $   149,886      $(1,469,641)    $   670,524      $  (901,868)     $(7,095,236)
                                                   -----------      -----------     -----------      -----------      -----------


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  (CONTINUED)

                                                                                                                 Cumulative
                                                                                                                    Since
                                                                                                                 Reentering
                                                 Three Months Ended                Nine Months Ended            Deveplopment
                                                    September 30,                     September 30,                 Stage
                                          -------------------------------    --------------------------           4/1/2007 -
                                               2010             2009              2010             2009           9/30/2010
                                          --------------   --------------    --------------   --------------   --------------
Income/(Loss) from continuing operations  $      149,886   $   (1,469,641)   $      670,524   $     (901,868)  $   (7,095,236)
                                          --------------   --------------    --------------   --------------   --------------
Discontinued operations:
  Income (loss) from operations of
   discontinued business                              --               --                --               --          (20,063)
  Income (loss) on disposal of assets                 --               --                --               --           61,058
                                          --------------   --------------    --------------   --------------   --------------
Income (loss) on discontinued operations              --               --                --               --           40,995
                                          --------------   --------------    --------------   --------------   --------------
Net Income / (loss)                              149,886       (1,469,641)          670,524         (901,868)      (7,054,241)

Preferred dividend                                    --               --                --               --          (89,154)
                                          --------------   --------------    --------------   --------------   --------------
Net Income / (loss) attributable to
 common shareholders                             149,886       (1,469,641)          670,524         (901,868)      (7,143,395)
                                          --------------   --------------    --------------   --------------   --------------

Other comprehensive income
Foreign currency translation                        (577)            (319)           (2,871)            (386)          (3,432)
                                          --------------   --------------    --------------   --------------   --------------
Comprehensive income / (loss)             $      149,309   $   (1,469,960)   $      667,653   $     (902,254)  $   (7,146,827)
                                          ==============   ==============    ==============   ==============   ==============

Net income / (loss) per common share -
 basic and diluted
Continuing operations                     $         0.00   $        (0.00)   $         0.00   $        (0.00)
                                          ==============   ==============    ==============   ==============
Discontinued operations                   $           --   $           --    $           --   $           --
                                          ==============   ==============    ==============   ==============
Net Income (loss) per common share        $         0.00   $        (0.00)   $         0.00   $        (0.00)
                                          ==============   ==============    ==============   ==============
Weighted average common shares
 outstanding:
   Basic                                   3,690,270,009      488,698,648     3,014,486,425    1,375,648,624
                                          ==============   ==============    ==============   ==============
   Diluted                                 3,950,000,000               --     3,950,000,000               --
                                          ==============   ==============    ==============   ==============


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                          Cumulative
                                                                                                             Since
                                                                                                          Reentering
                                                                            Nine Months Ended            Deveplopment
                                                                               September 30,                 Stage
                                                                       -------------------------           4/1/2007 -
                                                                           2010             2009           9/30/2010
                                                                       -------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income /(loss) from continuing operations                        $   670,524     $  (901,868)      $(7,143,395)
  Adjustments to reconcile net income (loss) to net cash
   used by operating activities:
     Depreciation                                                               --              --             3,660
     Impairment of goodwill                                                     --              --         1,303,277
     Amortization of debt discounts                                             --              --           128,933
     Loss /(Gain) on extinguishment of debt                                     --          64,595           (70,843)
     Loss on Investments                                                        --          80,750           115,750
     Interest expense associated with beneficial conversion feature          2,788         779,980         2,165,375
     Change in fair value of derivative liability                       (1,081,453)       (494,000)        1,024,376
     Director stock based compensation                                          --          50,000           100,000
     Common stock issued for services                                           --              --           394,519
     Common stock issued for settlement                                         --              --            13,500
     Gain on disposal of equipment                                              --              --            (2,565)
     Minority interest in net loss of subsidiary                                --              --           (15,000)
  Changes in assets and liabilities
     Prepaid expenses and other assets                                          --           1,863               529
     Accounts payable and accrued expenses                                 126,574         295,305           766,291
                                                                       -----------     -----------       -----------
Net cash used in continuing operations                                    (281,567)       (123,375)       (1,215,593)

Net income (loss) from discontinued operations                                  --              --            40,995
Net cash provided by (used in) discontinued operations                          --              --           (83,796)
                                                                       -----------     -----------       -----------
Net cash used in operating activities                                     (281,567)       (123,375)       (1,258,394)
                                                                       -----------     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on investment                                                         --              --           (80,750)
                                                                       -----------     -----------       -----------
Net cash used in continuing operations                                          --              --           (80,750)
                                                                       -----------     -----------       -----------
Net cash provided by in investing activities                           $        --     $        --       $   (80,750)
                                                                       -----------     -----------       -----------


     See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (CONTINUED)

                                                                                                          Cumulative
                                                                                                             Since
                                                                                                          Reentering
                                                                            Nine Months Ended            Deveplopment
                                                                               September 30,                 Stage
                                                                       -------------------------           4/1/2007 -
                                                                           2010             2009           9/30/2010
                                                                       -----------      -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                                     --               --             80,000
  Proceeds from notes payable                                                   --               --            628,876
  Proceeds from investor deposit                                           230,000               --            230,000
  Repayments of notes payable                                                   --               --            (34,448)
  Proceeds from issuance of preferred stock                                 60,000          122,501            204,301
  Proceeds from issuance of common stock                                        --               --            180,464
  Proceeds from issuance of common stock for asset purchase                     --               --              6,206
  Proceeds from exercise of stock options                                       --               --              4,375
                                                                       -----------      -----------        -----------
Net cash provided by financing activities                                  290,000          122,501          1,299,774
                                                                       -----------      -----------        -----------

Effect of exchange rate changes on cash                                     (2,871)            (386)            (3,431)

CASH AND CASH EQUIVALENTS:
  Increase (decrease) in cash                                                5,563           (1,260)           (42,801)
  CASH, beginning of period                                                 12,514            1,567             60,878
                                                                       -----------      -----------        -----------

CASH, end of period                                                    $    18,077      $       307        $    18,077
                                                                       ===========      ===========        ===========
SUPPLEMENTAL DISCLOSURES:
  Tax paid                                                             $        --      $        --        $     4,800
                                                                       ===========      ===========        ===========
  Cash paid for interest                                               $       235      $        --        $     1,501
                                                                       ===========      ===========        ===========
NON-CASH DISCONTINUED OPERATION ACTIVITIES:
  Employee stock based compensation                                    $        --      $        --        $    30,698
  Issuance of common stock for debt                                    $        --      $        --        $   389,360

NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Issuance of note for accrued expenses                                $        --      $        --        $   201,026
  Issuance of common stock by conversion of preferred stock D          $    94,820      $        --        $   215,810
  Issuance of common stock for payment of debt                         $   175,338      $   162,354        $   924,719
  Issuance of common stock for settlement                              $        --      $        --        $    13,500
  Issuance of Preferred D Stock for deposit on the Rosetop Project     $        --      $    50,000        $    50,000
  Issuance of Preferred  E Stock for director fees                     $        --      $        --        $   400,000
  Cancelation of Rosetop project and related Preferred E Stock         $        --      $        --        $  (315,000)
  Issuance of common stock for Purchase of Company                     $        --      $        --        $ 1,300,000


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to Condensed the Consolidated Financial Statements
                               September 30, 2010


NOTE 1: ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

International  Building  Technologies Group, Inc. (OTCBB:  INBG) (the "Company")
has  four  total   subsidiaries,   one  active   subsidiary  and  three  dormant
subsidiaries.

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

The Company has engaged a Chinese law firm to conduct the due diligent, as well an audit firm to conduct the audit as required for the merge. Result and progress of such Due Diligent and audit will be announced once they are completed.

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

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to Condensed the Consolidated Financial Statements
                               September 30, 2010


consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K. Operating results for the period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Intangible Assets

The license agreement was abandoned in accordance with FASB Accounting Codification Standards 360-10-20 (previous guidance Statement of Accounting No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets") and consequently the remaining value of the asset was fully amortized as of September 30, 2010 and 2009.

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to Condensed the Consolidated Financial Statements
                               September 30, 2010


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

Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for the quarters ended September 30, 2010 and 2009 (denoted in Hong Kong dollars per one U.S. dollar):

                                                     2010           2009
                                                    ------         ------
Current exchange rate at September 30, HKD          7.7582         7.7504
Weighted average exchange rate                      7.7718         7.7513

Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. See Note 6 relating to the fair value of the derivative liability.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to Condensed the Consolidated Financial Statements
                               September 30, 2010


Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. As the Company incurred net losses for the quarter ended September 30, 2010 and 2009, common stock equivalents were excluded from diluted net loss per share as their effect would be anti-dilutive. As a result, for all periods presented, the Company's basic and diluted net loss per share is the same.

Stock-Based Compensation

FASB Accounting Codification Standards (ACS) Topic 825, "Compensation - Stock Compensation" (previous guidance Statement of Accounting Standards SFAS No. 123R, "Share-Based Payment") requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). During the quarter ended September 30, 2010 and 2009, the Company did not recognize any of compensation expense associated with stock-based compensation. Under FASB ACS Topic 825, the expense recognition for variable awards is the same under the intrinsic value and the fair value methods.

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

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to Condensed the Consolidated Financial Statements
                               September 30, 2010


liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. As of September 30, 2010, the Company has incurred net losses from operations prior to reentering the development stage and has a stockholders' deficit of $5,534,336. Since the inception of reentering the development stage on April 1, 2007, the Company has a stockholders' deficit of $7,143,395 as of September 30, 2010. The Company has a working capital deficit of $2516,116 as of September 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4:  Notes Payable & Debt Discounts

The chart below summarizes the Notes Payable & Debt Discounts of the Company as of September 30, 2010. The Company is technically in default of its promissory notes to the above persons or entities, most of which notes matured on December 31, 2009. The Company is currently working with the note holders to restructure the terms of such notes and extend the maturity dates. The interest rate for these loans will be at 12% in 2010 since they were default at the year end.

Terms                                                                           Amount
-----                                                                           ------
Short Term Notes Payable to Shareholders:

     12% Interest;  principal of $6,597;  convertible  to common stock
     based  on  75%  of  average  price;  due  on  9/3/2009,   net  of
     unamortized discount related to the debt discount of $0                  $  6,597

     12% Interest;  principal of $18,307;  convertible to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0                  18,307

     12% Interest;  principal of $11,000;  convertible to common stock based  on  75%  of  average  price;  due  on  10/9/2009,  net  of
     unamortized discount related to the debt discount of $0                    11,000

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                               September 30, 2010

     12% Interest;  principal of $31,925;  convertible to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0                  31,925

     12% Interest;  principal of $10,269;  convertible to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0                  10,269

     12% Interest;  principal of $12,500;  convertible to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0                    12,500

     12% Interest;  principal of $15,000;  convertible to common stock
     based  on  75%  of  average  price;  due  on  8/1/2009,   net  of
     unamortized discount related to the debt discount of $0                    15,000

     12% Interest;  principal of $1,070;  convertible  to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0                     1,070

     12%  Interest;  principal  of $333;  convertible  to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0                     333

     12% Interest;  principal of $3,023;  convertible  to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0                     3,023

     12% Interest;  principal of $9,458;  convertible  to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0                   9,458

     12% Interest;  principal of $37,133;  convertible to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0                  37,133

     12% Interest;  principal of $5,000;  convertible  to common stock based  on  75%  of  average  price;  due  on  10/28/2009,  net of
     unamortized discount related to the debt discount of $0                     5,000

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                               September 30, 2010

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

     12% Interest;  principal of $1,112;  convertible  to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0                   1,112

     12% Interest;  principal of $10,000;  convertible to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0                    10,000

     12% Interest;  principal of $15,000;  convertible to common stock based  on  75%  of  average  price;  due  on  10/29/2009,  net of
     unamortized discount related to the debt discount of $0                    15,000

     12% Interest;  principal of $50,240;  convertible to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0                    50,241
                                                                              --------
      Total Short Term Notes Payable to Shareholders                          $517,866
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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                               September 30, 2010

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
                                                                              ========

NOTE 5:  STOCKHOLDERS' EQUITY

PREFERRED STOCK

On July 28, 2010, First Apex Management Ltd. exchanged 22,500 shares of Preferred D Stock valued at $1.00 per share into 90,000,000 shares of Common Stock at a $0.00025 conversion price.

On July 28, 2010, CEPA Group Pacific Holdings Ltd. exchanged 12,680 shares of Preferred D Stock valued at $1.00 per share into 50,720,000 shares of Common Stock at a $0.00025 conversion price.

On August 13, 2010, First Apex Management Ltd. purchased 20,000 shares of Preferred D Stock valued at $1.00 per share for a total consideration of $20,000.

On August 13, 2010, CEPA Group Pacific Holdings Ltd. purchased 20,000 shares of Preferred D Stock valued at $1.00 per share for a total consideration of $20,000.

On August 13, 2010, Ms. Chen Yunxia purchased 20,000 shares of Preferred D Stock valued at $1.00 per share for a total consideration of $20,000.

On August 31, 2010, Jade C. Uno exchanged 15,000 shares of Preferred D Stock valued at $1.00 per share into 65,217,391 shares of Common Stock at a $0.00023 conversion price.

COMMON STOCK

During the quarter ended September 30, 2010, the Company issued a total of 516,856,143 shares of common stock valued at $75,096 for repayment of debt and $50,180 for conversion from Preferred D Stock detailed in the following chart:

                   Number of       Aggregate
Date of Issue    Shares Issued    Sales Price         Nature of Transaction
-------------    -------------    -----------         ---------------------
 7/21/2010        90,427,769        $22,697     In exchange for debt repayment
 7/28/2010        90,000,000        $22,500     In exchange of Preferred D Stock
 7/28/2010        50,720,000        $12,680     In exchange of Preferred D Stock
 8/23/2010       151,298,410        $38,013     In exchange for debt repayment
 8/31/2010        53,832,943        $10,642     In exchange for debt repayment
 8/31/2010        65,217,391        $15,000     In exchange of Preferred D Stock
 9/1/2010         15,359,630        $ 3,744     In exchange for debt repayment
                 -----------       --------
Total            516,856,143       $125,276
                 ===========       ========

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                               September 30, 2010

NOTE 6:  DERIVATIVE LIABILITY

As of September 30, 2010, the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 26,312,402,156 shares. The Company's Chief Executive Officer, Kenneth Yeung, holds 2,000,000 shares of Series C Preferred Stock that are convertible into 21,164,021,164 common shares of the Company.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant is more than the fair value of common stock of $0.0002 per share on September 30, 2010. The remaining common stock equivalent of 5,148,380,992 shares has been accounted for as a derivative liability. Accordingly, the excess common stock equivalents exceeding the total common stock available for issue is marked to market through earnings at the end of each reporting period. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 559.26%, a contractual life of approximately a year, a zero dividend rate, 0.27% risk free interest rate, exercise price of $0.00019891 and the fair value of common stock of $0.0002 per share as of September 30, 2010, the Company determined the allocated fair value of the derivative liability. The Company reflected an income of $270,406 in the quarter ended September 30, 2010 to adjust the derivative liability to $1,024,376 as of September 30, 2010, representing the initial fair value of excess common stock equivalents exceeding the total common stock available for issuance.

                                                 Three months      Nine months
                                                    ended             ended
                                                 September 30,     September 30,
                                                     2010              2010
                                                 -----------       -----------
Opening balance at July 1, 2010 and
 January 1, 2010                                 $ 1,294,782       $ 2,105,830

Change in fair value of derivative liabilities      (270,406)       (1,081,454)
                                                 -----------       -----------

Closing balance at September 30, 2010            $ 1,024,376       $ 1,024,376
                                                 ===========       ===========

Total gain included in the statement of
 operations for the change in fair value of
 derivative liability                            $   270,406       $ 1,081,454
                                                 ===========       ===========

NOTE 7: SUBSEQUENT EVENTS

On October 1, 2010, the board has approved an amendment to increase the Company's Common Stock to 5,590,000,000 shares at a par value of $0.00001 per share.

STOCK ISSUANCES

The Company issued the following Stock in subsequent of the quarter ended September 30, 2010 and prior to the filing of these financial statements.

     * On October 5, 2010, 1,000,000 shares of Preferred Series C Stock were issued to Kenneth Yeung for cash payment of $1,000 as soon as the Amended Certificate of Designation for the Preferred Series C Stock is approved by the Nevada Secretary of State.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

     Since discontinuing the prior business and re-entering the development stage as of April 1, 2007 the Company's results of operations has changed. There are no revenues during the current development stage as we are in the process of starting our manufacturing process.

     For the quarter ended September 30, 2010, Operating Expenses for current operations totaled $100,435 is less than the quarter ended September 30, 2009's Operating Expenses of $175,571. The decrease of $75,136 in Operating Expenses between quarters ended 2010 and 2009 was mostly attributed to the decrease in accounting fees.

     One of the significant changes in our results of operations is interest Expense which was $20,085 for the quarter ended September 30, 2010 and for the quarter ended September 30, 2009, Interest Expense was $289,068. The $268,983 drop in Interest Expense was due to the change in beneficial conversion feature of the notes. There is also a significant change in the fair value of derivative. As of September 30, 2010, change in fair value of derivative resulting in an increase from $494,000 to $1,081,454. This increase in the fair value of derivative is resulted from the liability of derivative that was less than that at September 30, 2010. The change in the fair value of derivative is resulted from the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 26,312,402,156 shares. The Company's Chief Executive Officer, Kenneth Yeung, holds 2,000,000 shares of Series C Preferred Stock that are convertible into 21,164,021,164 common shares of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant exceeds the fair value of common stock of $0.0002 per share on September 30, 2010. The remaining common stock equivalent of 5,148,380,992 shares has been accounted for as a derivative liability. The fair value of the derivative of $1,024,376 was determined by utilizing the Black-Scholes valuation model.

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

     Additionally, we may experience a cash shortfall and be required to raise additional capital. In the three months ended September 30, 2010 we relied on funds from the investor deposit. Management may raise additional capital through future public or private offerings of our stock or through loans from private investors, although there can be no assurance that we will be able to obtain such financing. Our failure to do so could have a material and adverse affect upon us and our shareholders.

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

     The chart  below  summarizes  our debt  (see Note 4 - Notes  Payable & Debt
Discounts  of  the  Consolidated   Financial  Statements  -  Notes  Payable  and
Beneficial Conversions):

Terms                                                                           Amount
-----                                                                           ------
Short Term Notes Payable to Shareholders:

     12% Interest;  principal of $6,597;  convertible  to common stock
     based  on  75%  of  average  price;  due  on  9/3/2009,   net  of
     unamortized discount related to the debt discount of $0                  $  6,597

     12% Interest;  principal of $18,307;  convertible to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0                  18,307

     12% Interest;  principal of $11,000;  convertible to common stock based  on  75%  of  average  price;  due  on  10/9/2009,  net  of
     unamortized discount related to the debt discount of $0                    11,000

     12% Interest;  principal of $31,925;  convertible to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0                  31,925

     12% Interest;  principal of $10,269;  convertible to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0                  10,269

     12% Interest;  principal of $12,500;  convertible to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0                    12,500

     12% Interest;  principal of $15,000;  convertible to common stock
     based  on  75%  of  average  price;  due  on  8/1/2009,   net  of
     unamortized discount related to the debt discount of $0                    15,000

     12% Interest;  principal of $1,070;  convertible  to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0                     1,070

     12%  Interest;  principal  of $333;  convertible  to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0                     333

     12% Interest;  principal of $3,023;  convertible  to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0                     3,023

     12% Interest;  principal of $9,458;  convertible  to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0                   9,458

     12% Interest;  principal of $37,133;  convertible to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0                  37,133

     12% Interest;  principal of $5,000;  convertible  to common stock based  on  75%  of  average  price;  due  on  10/28/2009,  net of
     unamortized discount related to the debt discount of $0                     5,000

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

     12% Interest;  principal of $1,112;  convertible  to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0                   1,112

     12% Interest;  principal of $10,000;  convertible to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0                    10,000

     12% Interest;  principal of $15,000;  convertible to common stock based  on  75%  of  average  price;  due  on  10/29/2009,  net of
     unamortized discount related to the debt discount of $0                    15,000

     12% Interest;  principal of $50,240;  convertible to common stock based  on  75%  of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0                    50,241
                                                                              --------
      Total Short Term Notes Payable to Shareholders                          $517,866
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
                                                                              ========

NINE MONTHS ENDED SEPTEMBER 30, 2010

     As of September 30, 2010, the Company's current assets were $19,088 and its current liabilities were $2,535,204, resulting in a working capital deficit of $2,516,116. As of September 30, 2010, current assets were comprised of (i) $18,077 in cash; (ii) $1,011 in other current assets.

     As of September 30, 2010, current liabilities were comprised of (i) $1,024,376 in derivative liability; (ii) $517,866 in notes payable to stockholders and $145,500 in notes payable; (ii) $301,639 in accounts payable and accrued expenses and $314,177 of other amounts due to shareholders.

     As of September 30, 2010,  the Company's  total assets were $21,088 and its
total  liabilities  were  $2,535,204,   with  a  net  stockholder's  deficit  of
$2,514,116.

     For the nine months ended September 30, 2010, net cash flows used in operating activities were $281,567 compared to net cash flows used in operating activities of $123,375, before the net cash used in and provided by discontinued operations, for the quarter ended September 30, 2009. The increase of $158,192 during the twelve-month period ended September 30, 2010 was primarily due to the change in fair value of derivative liability.

     For the nine months ended September 30, 2010 and September 30, 2009, net cash flows used in investing activities were both $0.

     For the nine months ended September 30, 2010, net cash flows provided by financing activities was $290,000 compared to net cash flows provided by financing activities of $122,501 for the nine months period ended September 30, 2009. Cash inflow for in 2010 consisted of the investor deposit of $230,000 and sale of preferred stock while cash inflows in 2009 consisted of the sale of preferred stock.

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

Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009, and again as of September 30, 2010, that our disclosure controls and procedures have been improved and were maintained effectively at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, and again at September 30, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of September 30, 2010, December 31, 2009 and 2008 during its assessment of our internal control over financial reporting as follows:

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

     We had engaged a regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer surmised that the Company has improved the effective internal control over financial reporting as of December 31, 2009, and again as of September 30, 2010.

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

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended September 30, 2010, we did not make any changes in Internal Control over Financial Reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS.

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Since June 30, 2010, the Company has issued the following securities without registration under the Securities Act of 1933:

                       Number of         Aggregate           Nature of
   Date of Issue     Shares Issued      Sales Price         Transaction
   -------------     -------------      -----------         -----------
Common Stock Issued:

     7/22/2010         90,427,769       $22,697.37        Debt Conversion
     8/2/2010         140,720,000       $35,380.00        Conversion of Series D
                                                          Preferred Stock

     8/26/2010        151,298,410       $ 38,013.13       Debt Conversion
     8/31/2010         53,832,943       $ 10,642.00       Debt Conversion
     9/8/2010          69,192,573       $ 16,865.63       Debt Conversion
     9/8/2010          65,217,391       $ 15,000.00       Conversion of Series D
                                                          Preferred Stock

Preferred Stock:

Series D Preferred Stock Issued:

     8/13/2010             60,000       $60,000.00        Cash Purchase

Series C Preferred Stock:

     10/25/2010         1,000,000       $ 1,000.00        Cash Purchase

     Management believes the above shares of Common Stock and Series C Preferred Stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Management believes the above shares of Series D Preferred Stock were issued pursuant to the exemption from registration under Regulation S of the Securities Act of 1933, as amended. No broker or underwriter was involved in any of the above transactions.

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

                                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.


Date: November 12, 2010          /s/ Kenneth Yeung
                                 -----------------------------------------------
                                 Kenneth Yeung
                                 President, Chief Executive Officer and
                                 Chief Financial Officer (Principal
                                 Accounting, Executive and Financial Officer)