Form 10-K
period 2010-12-31
International Building Technologies Group, Inc.
filed 2011-03-30
CIK 1075993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2010
                                       OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit or post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate marker value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2010) was approximately $1,376,245.

As of March 28, 2011, there were 4,269,947,486 shares of our common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----

                                     PART I

Item 1.  Business                                                             4
Item 1A. Risk Factors                                                        10
Item 1B. Unresolved Staff Comments                                           10
Item 2.  Properties                                                          10
Item 3.  Legal Proceedings                                                   10
Item 4.  (Removed and Reserved)                                              10

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters and
         Issuer Purchases of Equity Securities                               10
Item 6.  Selected Financial Data                                             12
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           12

Item 7A. Quantitative and Qualitative Disclosure About Market Risks          17
Item 8.  Financial Statements and Supplementary Data                         17
Item 9.  Changes in and Disagreements with Accountants on                    17
         Accounting and Financial Disclosure
Item 9A. Controls and Procedures                                             17
Item 9B. Other Information                                                   20

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance              20
Item 11. Executive Compensation                                              23
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     25
Item 13  Certain Relationships and Related Transactions, and Director
         Independence                                                        26
Item 14. Principal Accounting Fees and Services                              26

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules                             27

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

     As previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2010, we amended our Articles of Incorporation by increasing the number of shares of our authorized capital from four billion shares to six billion shares. As a result of this amendment, we now have 5,950,000,000 shares of common stock authorized and 50,000,000 shares of preferred stock authorized.

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

FHH SINO NEW ENERGIES CO., LTD.

     As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2010, the Company signed a non-binding Letter of Intent on May 25, 2010, to merge with FHH Sino New Energies Co., Ltd., a Chinese company ("FHH Sino"), located in Weihai, Shandong Province of China. FHH Sino is a petroleum storage company that offers petroleum storage tanks and facilities for rental to the petroleum importers/exporters is Weihai, a coastal city in Shandong Province of Northern China.

     According to a recent appraisal prepared by an accounting firm in accordance with China accounting standards, the Chinese company has net assets worth RMB 370 million (approximately US $54,000,000) and will generate annual revenues of RMB 100 million (approximately US $14, 000,000) after its completion of construction of Phase I and execution of rental contracts business in early 2011.

     FHH Sino is currently in construction of its Phase I and has completed all the foundation and infrastructure for its 8 storage tanks. This infrastructure includes the supporting facilities and pipeline connecting to the harbor, which is just 600 meters away from the storage facilities.

     FHH Sino provides petroleum storage tanks for rental to petroleum companies such as Sinochem and Sino-Petro, as well as being engaged in the business of local fuel oil distribution. FHH Sino has its Phase II planned and has received official approval from the Chinese authorities for additional storage tanks of 450,000 m3 and expects to commence construction of Phase II in late 2011.

     The Company and FHH Sino are working together on the related merger agreements and auditors have been engaged to commence an audit of FHH Sino in preparation for the merger.

     The Letter of Intent is subject to (i) the execution of a mutually acceptable definitive merger or exchange agreements: (ii) there being no material adverse change in the financial condition, business or prospects of the Company prior to closing; (iii) final investment committee approval; (iv) local government and regulatory approvals; (v) extension of existing employment contracts for the Company's management; and (vi) and a guarantee of buy-back or exchange of common stock for preferred stock (not to exceed U.S. $2,300,000) currently held my the Company's officers or investors.

     Upon signing of the Letter of Intent, FHH Sino made a U.S. $230,000 good faith deposit with the Company.

     Our President, Kenneth Yeung, has been working diligently on this transaction and we hope to close this transaction in the third quarter of this year. However, we can provide no assurance that this transaction will, in fact, come to fruition, as it is dependent upon a number of factors that may not occur or that we may not be able to control.

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

EMPLOYEES

      As of March 30, 2011, we had one full time employee, Kenneth Yeung, who is our President and Chief Executive Officer. We believe that our relations with our employee are good. Our employee is not represented by a union or covered by a collective bargaining agreement.

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

ITEM 1A. RISK FACTORS.

     We are a smaller reporting company and are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     Not applicable.

ITEM 2. PROPERTIES.

     The Company does not own any real estate.

     On February 20, 2009, the Company relocated its principal executive offices to 17800 Castleton Street, Suite 638, City of Industry, California 91748. The new offices are being leased under a verbal sublease from Allied Consultants, Inc., a company owned by Nelson Yeung, the brother of our President, Kenneth Yeung. Kenneth Yeung has no financial or other interest in Allied Consultants, Inc. The sublease rental is $3,250 per month, which covers access to and use of office furniture and equipment owned by Allied Consultants, Inc. The sublease is a month to month lease.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is not the subject of any pending legal proceedings to the knowledge of management, nor is there any presently contemplated against the Company by any federal, state, or local government agency. Further, to the knowledge of management, no director or executive officer is a party to any action in which his interest is adverse to the Company.

ITEM 4. (REMOVED AND RESERVED).

     Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Until February 23, 2011, the Company's Common Stock was quoted on the Over-the-Counter Bulletin Board under the symbol "INBG.OB." For reasons unknown to us, on February 23, 2011, the major market maker for our Common Stock stopped quoting our Common Stock, and stopped quoting stocks of numerous other OTC Bulletin Board companies without even having the courtesy of advising all of these companies in advance. As a result of such market maker's actions, our Common Stock and the stocks of many other companies, were dropped from the OTC Bulletin Board quotation system. We are in the process of having a new market maker file a Form 211 on our behalf with FINRA so that our Common Stock will once again be quoted on the OTC Bulletin Board. The market for the Company's Common Stock is limited, volatile and sporadic and the price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company's shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company's Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

     Fiscal 2010                         High                Low
     -----------                         ----                ---
     First Quarter (1)                 $.0001              $.0001
     Second Quarter (1)                $.0007              $.0001
     Third Quarter (1)                 $.0005              $.0001
     Fourth Quarter (1)                $.0003              $.0001

     Fiscal 2009                         High                Low
     -----------                         ----                ---
     First Quarter (2)                 $0.0008             $0.0001
     Second Quarter (1)                $0.0004             $0.0001
     Third Quarter (1)                 $0.0002             $0.0001
     Fourth Quarter (1)                $0.0002             $0.0001

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

HOLDERS

     As of March 28, 2011, there were approximately 359 shareholders of record of the Company's Common Stock, 96 shareholders of record of the Company's Series A Preferred Stock, one shareholder of record of the Company's Series C Preferred Stock, six shareholders of record of the Company's Series D Preferred Stock, two shareholders of record of the Company's Series E Preferred Stock and one shareholder of record of the Company's Series F Preferred Stock.

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

RECENT ISSUANCE OF UNREGISTERED SECURITIES

     On January 10, 2011, the Company issued 50,000 shares of Series D Preferred Stock to Allied Consultants, Inc. 401 (k) Plan Trust for $1 per share with a total cash payment of $50,000.

     During 2010, the Company issued the following common stock without registration under the Securities Act of 1933, as amended, that have not been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

                      Number of           Aggregate             Nature of
Date of Issue       Shares Issued        Sales Price           Transaction
-------------       -------------        -----------           -----------
10/26/2010           84,533,333            $12,680        Conversion of Series D
                                                          Preferred Stock
11/17/2010          130,098,246            $18,538        Conversion of Debt
11/19/2010            2,320,966            $   337        Conversion of Debt
11/19/2010            2,348,483            $   326        Conversion of Debt
11/19/2010            7,687,719            $ 1,095        Conversion of Debt
11/23/2010          115,684,615            $15,000        Conversion of Series D
                                                          Preferred Stock

     The Company did not utilize or engage a principal underwriter in connection with any of the above securities transactions. The above securities were only offered and sold to "accredited investors" as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended. Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ISSUER PURCHASES OF EQUITY SECURITIES

     None.

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

     Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

     *    the volatile and competitive nature of our industry,
     * the uncertainties surrounding the rapidly evolving markets in which we compete,
     *    the uncertainties surrounding technological change of the industry,
     *    our dependence on our intellectual property rights,
     *    the success of marketing efforts by third parties,
     *    the changing demands of customers and
     *    the arrangements with present and future customers and third parties.

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

RESULTS OF OPERATIONS - THE YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

     Since discontinuing the prior business and re-entering the development stage as of April 1, 2007 the Company's results of operations has changed. There are no revenues during the current development stage as we are in the process of starting our manufacturing process.

     For the year ended December 31, 2010, Operating Expenses for current operations totaled $503,480 is more than the year ended December 31, 2009's Operating Expenses of $480,513. The increase of $22,967 in Operating Expenses between years ended 2010 and 2009 was mostly attributed to the increase in salary and travel expenses.

     One of the significant changes in our results of operations is interest Expense which was $87,302 for the year ended December 31, 2010 and for the year ended December 31, 2009, Interest Expense was $1,402,005. The $1,314,703 drop in Interest Expense was due to the change in beneficial conversion feature of the notes. There is also a significant change in the fair value of derivative. As of December 31, 2010, change in fair value of derivative resulting in an increase from $32,133 to $1,303,727. This increase in the fair value of derivative is resulted from the liability of derivative that was less than that at December 31, 2009. The change in the fair value of derivative is resulted from the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 26,373,626,374 shares. The Company's Chief Executive Officer, Kenneth Yeung, hold 3,000,000 shares of Series C Preferred Stock that are convertible into 26,373,626,374 common shares of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant exceeds the fair value of common stock of $0.0004 per share on December 31, 2010. The remaining common stock equivalent of 2,030,886,444 shares has been accounted for as a derivative liability. The fair value of the derivative of $802,102 was determined by utilizing the Black-Scholes valuation model.

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

     Additionally, we may experience a cash shortfall and be required to raise additional capital. In the year ended December 31, 2010 we relied on funds from the investor deposit and the issuance of preferred stock. Management may raise additional capital through future public or private offerings of our stock or through loans from private investors, although there can be no assurance that we will be able to obtain such financing. Our failure to do so could have a material and adverse affect upon us and our shareholders.

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

     The chart  below  summarizes  our debt  (see Note 4 - Notes  Payable & Debt
Discounts  of  the  Consolidated   Financial  Statements  -  Notes  Payable  and
Beneficial Conversions):

Terms                                                                     Amount
-----                                                                     ------
SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:
     12% Interest;  principal of $6,597; convertible to common stock based  on  75%  of  average  price;  due  on  9/3/2009,  net of
     unamortized discount related to the debt discount of $0            $  6,597
     12% Interest;  principal of $293;  convertible  to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0               293
     12% Interest; principal of $11,000; convertible to common stock based  on 75%  of  average  price;  due  on  10/9/2009,  net of
     unamortized discount related to the debt discount of $0              11,000

     12% Interest; principal of $31,925; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized  discounted  related  to the  debt  discount  of $0      31,925
     12% Interest; principal of $10,269; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized  discounted  related  to the  debt  discount  of $0      10,269
     12% Interest; principal of $12,500; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              12,500
     12% Interest; principal of $15,000; convertible to common stock based  on  75%  of  average  price;  due  on  8/1/2009,  net of
     unamortized discount related to the debt discount of $0              15,000
     12%  Interest;  principal of $17;  convertible  to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0                  17
     12%  Interest;  principal  of $5;  convertible  to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0                 5
     12% Interest;  principal of $231;  convertible  to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0                 231
     12% Interest;  principal of $9,458; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0             9,458
     12% Interest; principal of $37,133; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized  discounted  related  to the  debt  discount  of $0      37,133
     12% Interest;  principal of $5,000; convertible to common stock based  on 75% of  average  price;  due  on  10/28/2009,  net of
     unamortized discount related to the debt discount of $0               5,000
     12% Interest; principal of $10,000; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized  discount  related to the debt  discount  of $3,271      10,000
     12% Interest; principal of $13,000; convertible to common stock based  on  75%  of  average  price;  due  on  8/1/2009,  net of
     unamortized discount related to the debt discount of $0              13,000
     12% Interest;  principal of $7,209; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0             7,209
     12% Interest; principal of $23,847; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized  discounted  related  to the  debt  discount  of $0      23,847
     12% Interest; principal of $20,000; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              20,000
     12% Interest; principal of $25,000; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              25,000
     12% Interest; principal of $70,000; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              70,000
     12% Interest; principal of $36,867; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized  discounted  related  to the  debt  discount  of $0      36,867

     12% Interest; principal of $73,975; convertible to common stock based  on  75%  of  average  price;  due  on  7/1/2009,  net of
     unamortized discount related to the debt discount of $0              73,975
     12% Interest;  principal of $1,112; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0             1,112
     12% Interest; principal of $10,000; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              10,000
     12% Interest; principal of $15,000; convertible to common stock based  on 75% of  average  price;  due  on  10/29/2009,  net of
     unamortized discount related to the debt discount of $0              15,000
     12% Interest; principal of $50,240; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              50,242
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                          $495,679
                                                                        ========
SHORT TERM NOTES PAYABLE:
     12% Interest; principal of $50,000; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              50,000
     12% Interest; principal of $50,000; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              50,000
     12% Interest; principal of $15,000; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              15,000
     12% Interest; principal of $10,000; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              10,000
     12% Interest; principal of $20,500; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              20,500
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE                                          $145,500
                                                                        ========

YEAR ENDED DECEMBER 31, 2010

     As of December 31, 2010, the Company's current assets were $2,616 and its current liabilities were $2,381,687, resulting in a working capital deficit of $2,377,071. As of December 31, 2010, current assets were comprised of (i) $1,605 in cash; (ii) $1,011 in other current assets.

     As of December 31, 2010, current liabilities were comprised of (i) $802,102 in derivative liability; (ii) $495,679 in notes payable to stockholders and $145,500 in notes payable; (ii) $356,024 in accounts payable and accrued expenses and $362,382 of other amounts due to shareholders.

     As of December 31,  2010,  the  Company's  total assets were $4,616 and its
total  liabilities  were  $2,381,687,   with  a  net  stockholder's  deficit  of
$2,377,071.

     For the year ended December 31, 2010, net cash flows used in operating activities were $289,041 compared to net cash flows used in operating activities of $192,918, before the net cash used in and provided by discontinued operations, for the year ended December 31, 2009. The increase of $96,123 during year ended December 31, 2010 were primarily due to the change in fair value of derivative liability and interest expense associated with beneficial conversion feature.

     For the year ended December 31, 2010 and December 31, 2009, net cash flows used in investing activities were $0 and $80,750 respectively.

     For the year ended December 31, 2010, net cash flows provided by financing activities was $281,000 compared to net cash flows provided by financing activities of $123,501 for the year ended December 31, 2009. Cash inflow for in 2010 consisted of the investor deposit of $220,000 and sale of preferred stock while cash inflows in 2009 consisted of the sale of preferred stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our financial statements and supplementary data may be found beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We conducted an evaluation under the supervision and with the participation of our management, including Kenneth Yeung, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010, that our disclosure controls and procedures have been improved and were effective as of December 31, 2010.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

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

     We believe that the above five initiatives have been at least partially, if not fully, implemented by the December 31, 2010.

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

IDENTITY OF DIRECTORS AND EXECUTIVE OFFICERS AS OF MARCH 28, 2011

    Name             Director Since     Age                     Position
    ----             --------------     ---                     --------
Kenneth Yeung*       April 13, 2007      55     President, Chief Executive Officer, Chief
                                                Financial Officer, Treasurer and Director
Peter Chin**         May 21, 2007        63     Secretary and Director

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

DIRECTORS

     We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business. We believe that experience, qualifications or skills in the following areas are important: (i) organizational leadership and vision; (ii) strategic, financial and operational planning; (iii) corporate restructuring and performance enhancement; (iv) corporate finance; and (v) experience as a board member of other corporations. These areas are in addition to the personal qualifications described in this section. We believe that our current board members possess the professional and personal qualifications necessary for board service. The principal occupation and business experience, for at least the past five years, of our current directors are as follows:

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

     PETER CHIN. Mr. Chin was born in Shanghai, China and raised in Hong Kong. Mr. Chin studied abroad in both Sydney, Australia and the United States. Mr. Chin has over 20 years of experience in the financial markets, focusing on corporate finance, while advising companies in China and the United States. Mr. Chin served on the board of directors of Golden Arrow Group of Companies, USA, a hotel and land management company in China. Additionally, Mr. Chin also serves as Chief Executive Officer and Director of Disability Access Corporation. Disability Access Corporation's wholly-owned subsidiary, Disability Access Consultants, Inc., creates a system to facilitate and expedite the processes related to inspections based on the regulatory standards for the American with Disabilities Act. Mr. Chin consults with various publicly traded and private held companies on executive and financial decisions.

DIRECTORSHIPS

     No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to Section 12 of the 1934 Act or subject to the requirements of Section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940. Currently, Peter Chin, our Secretary and Director, also serves as Chief Executive Officer and Director of Disability Access Corporation ("DBYC.PK").

SIGNIFICANT EMPLOYEES

     No other significant employees exist.

FAMILY RELATIONSHIPS

     There are no family relationships between any officer, director or person who will be nominated to serve on our Board of Directors.

COMPENSATION OF DIRECTORS

     During 2010, we issued 50,000 shares of Series D Preferred Stock to Director Peter Chin as compensation. During 2009, we issued 50,000 shares of Series D Preferred to Director Peter Chin as compensation. During 2008, we did not compensate our Directors for serving on our Board of Directors.

     There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

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

     Based on our review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that during the fiscal year ended
December 31, 2010, all the officers, directors and more than 10% beneficial owners have complied with the above described filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate compensation paid by the Company to the above named executive officers and directors of the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE


                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)   Bonus($)  Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------   --------  ---------   ---------  ---------------   -----------   ---------------  ---------

Kenneth         2010   $240,000     $   0    $     0       $   0        $   0            $   0       $ 6,676(1)      $247,676
Yeung,          2009   $100,000     $   0    $     0       $   0        $   0            $   0       $ 6,584(2)      $106,584
President       2008   $100,000     $   0    $     0       $   0        $   0            $   0       $ 3,096(3)      $103,096
and CEO

Peter Chin,     2010   $      0     $   0    $50,000(4)    $   0        $   0            $   0       $     0         $ 50,000
Director        2009   $      0     $   0    $50,000(5)    $   0        $   0            $   0       $     0         $ 50,000
                2008   $      0     $   0    $     0       $   0        $   0            $   0       $     0         $      0

----------
(1) During the fiscal year ended December 31, 2010, Mr. Kenneth Yeung received a cash salary of $40,000, with an additional $200,000 in salary accrued by the Company, and a car allowance of $6,676 (pursuant to his employment agreement with the Company)
(2) During the fiscal year ended December 31, 2009, Mr. Kenneth Yeung received cash salary of $100,000 and a car allowance of $6,584 (pursuant to his employment agreement with the Company).
(3) During the fiscal year ended December 31, 2008, Mr. Kenneth Yeung received cash salary of $100,000 and a car allowance of $3,096 (pursuant to his employment agreement with the Company).
(4) During 2010, the Company issued 50,000 shares of Series D Preferred Stock to Mr. Peter Chin as compensation for serving as Corporate Secretary and Director of the Company during 2010. The shares ere valued at $1.00 per share for an aggregate consideration of $50,000.
(5) During 2009, the Company issued 50,000 shares of Series D Preferred Stock to Mr. Peter Chin as compensation for serving as Corporate Secretary and Director of the Company during 2008 and 2009. The shares ere valued at $1.00 per share for an aggregate consideration of $50,000.

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

DIRECTOR COMPENSATION

     We do not have formal compensation plan for our directors. During 2010 and 2009, we compensated Director Peter Chin with shares of our Series D Preferred Stock as described in the above table.

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

OTHER CONTRACTS

     None.

OPTION/SAR GRANTS TABLE

     There were no stock options/SARS granted under the Company's stock option plans to executive officers and directors during fiscal 2010 or 2009.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     There were no exercises of stock options/SAR by executive officers during fiscal 2010 or 2009.

LONG-TERM INCENTIVE PLAN AWARDS

     There were no long-term incentive plan awards made in the last two fiscal years.

REPRICING OPTIONS

     During the fiscal year ended December 31, 2010, the Company did not reprice any stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     To our knowledge, the following table sets forth, as of March 28, 2011, information regarding the ownership of our common stock by:

     *    Persons who own more than 5% of our common stock
     *    each of our directors and each of our executive officers; and
     *    all directors and executive officers as a group.

(a) Security Ownership of Certain Beneficial Owners

     The Company has three (3) classes of voting securities outstanding (Common Stock, Series A Preferred Stock and Series C Preferred Stock). The following table sets forth security ownership information as of the close of business on March 28, 2011, for any person or group, known by the Company to own more than five percent (5%) of the Company's common stock and Series C Preferred Stock. No table is included for the Company's Series A Preferred Stock due to the fact that only 96 shares of same are outstanding and such shares represent a DE MINIMUS number of votes that could be cast on any matter presented for a vote of stockholders.

                                                                    Amount and
                                                                    Nature of
     Name and Address                         Title of              Beneficial     Percent of
   of Beneficial Owner                          Class                 Owner          Class
   -------------------                          -----                 -----          -----
Kenneth Yeung                            Series C Preferred         3,000,000        100%(1)
17800 Castleton Street, Suite 638
City of Industry, CA 91748

----------
1. The Series C Preferred Stock has voting rights of 3,000 votes per share, so that Mr. Yeung has the right to vote 9,000,000,000 of the 13,269,947,486 votes that may be cast by Mr. Yeung and the holders of our common stock, thereby giving Mr. Yeung controlling voting rights in the Company.

(b) Security Ownership of Management

     The following table sets forth security ownership information as of the close of business on March 28, 2011, of all directors and all executive officers listed in the "Summary Compensation Table" set forth herein, and all directors and executive officers as a group.

                                                                    Amount and
                                                                    Nature of
     Name and Address                          Title of             Beneficial     Percent of
   of Beneficial Owner                           Class                Owner          Class
   -------------------                           -----                -----          -----

Kenneth Yeung                         Series C Preferred Stock      3,000,000       100.00%
17800 Castleton Street, Suite 638     Common Stock                          0            0%
City of Industry, CA 91748

Peter Chin
17800 Castleton Street, Suite 638     Series D Preferred Stock         50,000           26%
City of Industry, CA 91748            Common Stock                 60,570,173            0%

Officers and Directors as a           Series C Preferred Stock      3,000,000       100.00%
 Group (2 persons)                    Series D Preferred Stock         50,000           26%
                                      Common Stock                 60,570,173       Less than 1%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

     During 2010, the Company had no formal or standard compensation arrangement with members of its Board of Directors. During 2010, and as of the date of this annual report, the Company's two directors, Kenneth Yeung and Peter Chin, were and are not independent directors. As discussed under Item 2, above, on February 20, 2009, the Company entered into a sublease agreement with Allied Consultants, Inc., a company owned by Nelson Yeung, the brother of our President, Kenneth Yeung. Our board of directors believes the sublease is on terms fair and favorable to the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

     The Company has renewed the engagement of HJ & Associates,  LLC to serve as
the  independent   accounting  firm   responsible  for  auditing  our  financial
statements for the fiscal year ended December 31, 2010.

     (1) Audit Fees. During the fiscal year ended December 31, 2010, the aggregate fees billed by the Company's auditors for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for 2010, was $28,500. During the fiscal year ended December 31, 2009, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for 2009, was $42,100.

     (2) Audit-Related Fees. During fiscal years ended December 31, 2010 and 2009, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (1) above.

     (3) Tax Fees. During the years ended December 31, 2010 and 2009, our Auditors billed us $3,000 and $4,300, for tax services, respectively.

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

     During the 2010 and 2009 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

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

     (b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K

                                  EXHIBIT INDEX

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K

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

3(i)(2)* Articles of Incorporation of Ten Stix, Inc. filed with the Secretary of State of Nevada on May 28, 2004(Appendix F of the Company's Definitive Proxy Statement on Form DEF 14A filed with the Commission on June 25, 2004).

3(i)(3)* Certificate of Amendment to Articles of Incorporation of Ten Stix, Inc. filed with the Secretary of State of Nevada on December 1, 2004 (Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on December 6, 2004).

3(i)(4)* Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of Nevada on October 12, 2006(Exhibit 3(1) to the Company's Quarterly report on Form 10-QSB filed with the Commission on November 14, 2006).

3(i)(5)* Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of Nevada on July 17, 2007(Exhibit 3 (i)(5) to the Company's form 10-KSB Annual Report for the Fiscal Year Ended December 31, 2007, filed with the Commission on April 3, 2008).

3(i)(6)* Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of Nevada on May 22, 2008, changing par value of common stock to $.00001 (Exhibit 3.1 to the Company's Quarterly Report for the Period Ended June 30, 2008, filed with the Commission on August 13, 2008).

3(i)(7)* Certificate of Amendment to Articles of Incorporation to change the total authorized shares and conversion terms of the Company's Series E Preferred Stock filed with the Secretary of State of Nevada on July 28, 2008(Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the Period Ended June 30, 2008, filed with the Commission on August 13, 2008).

3(i)(8)* Certificate of Amendment to Articles of Incorporation to change the total authorized capital stock of the Company filed with the Secretary of State of Nevada on August 11, 2008(Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the Period Ended June 30, 2008, filed with the Commission on August 13, 2008).

3(i)(9)* Certificate of Amendment to Articles of Incorporation to change the total authorized capital stock of the Company, filed with the Secretary of State of Nevada on October 13, 2009 (Exhibit 3(i)(9) to the Company's Quarterly Report on Form 10-Q for the Period Ended September 30, 2009, filed with the Commission on November 16, 2009).

3(i)(10)*  Certificate of Amendment to Articles of  Incorporation  to change the total authorized capital stock of the Company, filed with the Secretary of State of Nevada and effective October 25, 2010 (Exhibit 3(i)(10) to the Company's Current Report on Form 8-K filed with the Commission on October 26, 2010).

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

4(iii)* Certificate of Amendment to Certificate of Designation of Series B Preferred Stock of the Company filed with the Secretary of State of Nevada on May 30, 2007(Exhibit 4(iii) to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2007, filed with the Commission on April 3, 2008).

4(iv)* Certificate of Amendment to Certificate of Designation of Series C Preferred Stock of Company filed with the Secretary of State of Nevada on May 30, 2007(Exhibit 4(iv) to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2007, filed with the Commission on April 3, 2008).

4(v)* Certificate of Amendment to Certificate of Designation of Series D Preferred Stock of the Company filed with the Secretary of State of Nevada on December 10, 2007(Exhibit 4(v) to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2007, filed with the Commission on April 3, 2008).

4(vi)* Certificate of Designation of Series E Preferred Stock of the Company filed with the Secretary of State of Nevada on December 10, 2007(Exhibit 4(vi) to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2007, filed with the Commission on April 3, 2008).

4(vii)* Certificate of Designation of Series F Preferred Stock of the Company filed with the Secretary of State of Nevada on April 23, 2008 (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the Period Ended June 30, 2008, filed with the Commission on August 13,
           2008).

4(viii)* Amendment to Certificate of Designation After Issuance of Class or Series to change the total authorized shares and conversion terms of the Company's Series E Preferred Stock filed with the Secretary of State of Nevada on August 28, 2008(Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the Period Ended June 30, 2008, filed with the Commission on August 13, 2008).

10.1* Stock Sale and Purchase Agreement dated March 14, 2007, by, between David Keaveney, Kenneth Yeung and the Company(Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 27, 2007).

10.2* Asset Sale and Purchase Agreement dated July 8, 2007, by and between International Building Technologies Co., Ltd. and Suining Yinfa Construction & Engineering Co., Ltd.(Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 23,
           2007).

10.3* Amendment to Asset Sale and Purchase Agreement by and between the Company and Suining Yinfa Construction and Engineering, Ltd., executed on December 5, 2007(Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Commission on April 29, 2008).

10.4* Rescission to the Asset Sale and Purchase Agreement by and between the Company and Suining Yinfa Construction and Engineering, Ltd., executed on April 23, 2008(Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on April 29, 2008).

10.5*      Twelve Month Convertible Note Amendment dated March 14,  2007(Exhibit
           10.2 to the Company's Current Report on Form 8-K filed with the Commission on March 27, 2007).

10.6* Employment Agreement between the Company and Kenneth Yeung dated May 21, 2007, effective May 1, 2007(Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2007, filed with the Commission on April 3, 2008).

10.7* Employment Agreement between the Company and Kenneth Yeung dated February 1, 2010, effective May 1, 2010.

10.8* Stock Sale and Purchase Agreement by and between the Company and Wuhan Intepower Co., Ltd., executed on April 17, 2008(Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on April 21, 2008).

10.9* Compensation Agreement between the Company and Peter Chin dated September 30, 2009.

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

21**       Subsidiaries of the Company

31.1**     Certification  of Principal  Executive  Officer Pursuant to 18 U.S.C.
           Section 1350

31.2**     Certification  of Principal  Financial  Officer Pursuant to 18 U.S.C.
           Section 1350

32.1** 906 Certification of Principal Executive Officer 906 Certification of Principal Financial Officer

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 International Building Technologies Group, Inc.


Dated: March 30, 2011                 /s/ Kenneth Yeung
                                      -----------------------------------------
                                 By:  Kenneth Yeung
                                 Its: President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 30, 2011                 /s/ Kenneth Yeung
                                      -----------------------------------------
                                 By:  Kenneth Yeung
                                 Its: President, Chief Executive Officer, and
                                      Director (Principal Executive Officer)
                                      Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)


Dated: March 30, 2011                 /s/ Peter Chin
                                      -----------------------------------------
                                 By:  Peter Chin
                                 Its: Corporate Secretary and Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
International Building Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of International Building Technologies Group, Inc. and subsidiaries (A Development Stage Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and since re-entering the development stage on April 1, 2007 through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Building Technologies Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended and since re-entering the development stage on April 1, 2007 through December 31, 2010 in conformity with U.S. generally accepted accounting principles.

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


/s/ HJ Associates & Consultants, LLPu
-----------------------------------------------
HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 30, 2011

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                December 31,        December 31,
                                                   2010                2009
                                                 -------             -------
                           ASSETS

Cash                                             $ 1,605             $12,514
Other current assets                               1,011               1,011
                                                 -------             -------
      Total current assets                         2,616              13,525
                                                 -------             -------

Other assets                                       2,000               2,000
                                                 -------             -------

      Total assets                               $ 4,616             $15,525
                                                 =======             =======


           See accompanying notes to consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                                      December 31,        December 31,
                                                                                          2010                2009
                                                                                      ------------        ------------
                       LIABILITIES & STOCKHOLDERS' DEFICIT

LIABILITIES
  Accounts payable and accrued expenses                                               $    193,822        $    204,437
  Accrued expenses - related parties and shareholders                                      362,382             207,321
  Accrued interest                                                                          62,183              33,808
  Accrued interest - related parties and shareholders                                      100,019              67,352
  Derivative liability                                                                     802,102           2,105,829
  Investor deposit                                                                         220,000                  --
  Notes payable                                                                            145,500             145,175
  Notes payable to shareholders                                                            495,679             668,411
                                                                                      ------------        ------------
      Total current liabilities                                                          2,381,687           3,432,633
                                                                                      ------------        ------------
STOCKHOLDERS' DEFICIT
  Preferred A stock, $250 par value, 10,000 shares authorized;
   96 shares issued and outstanding                                                         24,000              24,000
  Preferred C stock, $.001 par value, 3,000,000 shares authorized;
   3,000,000 and 2,000,000 shares issued and outstanding                                     3,000               2,000
  Preferred D stock,  $.001 par value, 10,000,000 shares authorized;
   145,000 and 172,680 shares issued and outstanding                                           195                 208
  Preferred E stock, $.001 par value, 50,000,000 shares authorized;
   30,800 shares issued and outstanding                                                         25                  25
  Preferred F stock, $.001 par value, 3,000,000 shares authorized;
   20,000 shares issued and outstanding                                                         20                  20
  Common stock; $.00001 par value, 5,950,000,000 shares authorized;
   4,269,947,486 and 2,307,177,093 issued and outstanding                                   42,700              23,072
  Additional paid-in capital                                                            10,170,883           9,882,383
  Accumulated deficit - Prior to reentering development stage                           (5,534,336)         (5,534,336)
  Accumulated deficit - From inception of reentering development stage on 4/1/2007      (7,080,130)         (7,813,920)
  Other comprehensive loss                                                                  (3,428)               (560)
  Noncontrolling interest                                                                       --                  --
                                                                                      ------------        ------------
      Total stockholders' deficit                                                       (2,377,071)         (3,417,108)
                                                                                      ------------        ------------
      Total liabilities and stockholders' deficit                                     $      4,616        $     15,525
                                                                                      ============        ============


           See accompanying notes to consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               Cumulative Since
                                                           Year Ended December 31,                Reentering
                                                     ---------------------------------         Development Stage
                                                        2010                  2009           4/1/2007 - 12/31/2010
                                                     -----------           -----------       ---------------------
Revenue                                              $       --            $        --           $        --
Operating expenses:
  General and administrative                             503,480               480,513             2,251,950
  Goodwill impairment                                         --                    --             1,303,277
  Depreciation and amortization                               --                    --                 3,658
                                                     -----------           -----------           -----------
Total operating expenses                                 503,480               480,513             3,558,885
                                                     -----------           -----------           -----------
Operating loss                                          (503,480)             (480,513)           (3,558,885)
                                                     -----------           -----------           -----------
Other income (expense):
  Interest income                                             --                    --                   374
  Interest expense                                       (87,302)           (1,402,005)           (2,585,625)
  Loss on settlement                                          --                    --               (23,500)
  Loss on investment                                          --               (80,750)             (115,750)
  Gain/(Loss) on extinguishment of debt                   20,800                    --                32,097
  Gain on disposal of assets                                  --                    --                 2,565
  Change in fair value of derivative liability         1,303,727                32,133              (802,102)
  Minority interest in net loss of subsidiary                 --                    --                15,000
  Other income (expense)                                      45                    --                 3,855
                                                     -----------           -----------           -----------
Total other income (expense)                           1,237,270            (1,450,622)           (3,473,086)
                                                     -----------           -----------           -----------
Income/(Loss) from continuing operations             $   733,790           $(1,931,135)          $(7,031,971)
                                                     -----------           -----------           -----------


           See accompanying notes to consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)

                                                                                                    Cumulative Since
                                                                 Year Ended December 31,               Reentering
                                                           -----------------------------------      Development Stage
                                                                2010                 2009         4/1/2007 - 12/31/2010
                                                           --------------       --------------    ---------------------
Income/(Loss) from continuing operations                   $      733,790       $   (1,931,135)       $   (7,031,971)
                                                           --------------       --------------        --------------
Discontinued operations:
  Income (loss) from operations of discontinued business               --                   --               (20,063)
  Income (loss) on disposal of assets                                  --                   --                61,058
                                                           --------------       --------------        --------------
Income (loss) on discontinued operations                               --                   --                40,995
                                                           --------------       --------------        --------------
Net Income/(loss)                                                 733,790           (1,931,135)           (6,990,976)

Preferred dividend                                                     --                   --               (89,154)
                                                           --------------       --------------        --------------
Net Income/(loss) attributable to common shareholders             733,790           (1,931,135)           (7,080,130)
                                                           --------------       --------------        --------------
Other comprehensive income
  Foreign currency translation                                     (2,868)                (386)               (3,428)
                                                           --------------       --------------        --------------
Comprehensive income/(loss)                                $      730,922       $   (1,931,521)       $   (7,083,558)
                                                           ==============       ==============        ==============

Net income/(loss) per common share - basic and diluted
  Continuing operations                                    $         0.00       $        (0.00)
                                                           ==============       ==============
  Discontinued operations                                  $           --       $           --
                                                           ==============       ==============
  Net Income (loss) per common share                       $         0.00       $        (0.00)
                                                           ==============       ==============

Weighted average common shares outstanding:
  Basic                                                     3,290,056,275        1,490,914,770
                                                           ==============       ==============
  Diluted                                                   5,950,000,000                   --
                                                           ==============       ==============


           See accompanying notes to consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                  Preferred Stock A           Preferred Stock C        Preferred Stock D
                                                Shares        Amount         Shares       Amount      Shares       Amount
                                                ------        ------         ------       ------      ------       ------
BALANCE, DECEMBER 31, 2008                          96        $24,000       1,000,000     $1,000       35,000     $    35

2009
Common stock issued for repayment of debt
Preferred stock for services                                                                           50,000          50
Sale of stock for cash                                                      1,000,000      1,000      122,500         123
Beneficial conversion feature
Other comprhensive loss
Net loss
                                               -------        -------       ---------     ------     --------     -------
BALANCE, DECEMBER 31, 2009                          96        $24,000       2,000,000     $2,000      207,500     $   208
                                               =======        =======       =========     ======     ========     =======
2010
Common stock issued for repayment of debt
Common stock converted from preferred stock
Preferred stock for services                                                                           50,000          50
Preferred stock converted to common stock                                                            (122,500)       (123)
Sale of stock for cash                                                      1,000,000      1,000       60,000          60
Beneficial conversion feature
Other comprhensive loss
Net income
                                               -------        -------       ---------     ------     --------     -------
BALANCE, DECEMBER 31, 2010                          96        $24,000       3,000,000     $3,000      195,000     $   195
                                               =======        =======       =========     ======     ========     =======

                                                  Preferred Stock E         Preferred Stock F           Common Stock
                                                 Shares       Amount        Shares     Amount       Shares         Amount
                                                 ------       ------        ------     ------       ------         ------
BALANCE, DECEMBER 31, 2008                     30,800       $    25       20,000       $    20      747,853,494    $ 7,478

2009
Common stock issued for repayment of debt                                                         1,559,323,599     15,594
Preferred stock for services
Sale of stock for cash
Beneficial conversion feature
Other comprhensive loss
Net loss
                                               ------       -------       ------       -------    -------------    -------
BALANCE, DECEMBER 31, 2009                     30,800       $    25       20,000       $    20    2,307,177,093    $23,072
                                               ======       =======       ======       =======    =============    =======
2010
Common stock issued for repayment of debt                                                         1,275,651,897     12,757
Common stock converted from preferred stock                                                         687,118,496      6,871
Preferred stock for services
Preferred stock converted to common stock
Sale of stock for cash
Beneficial conversion feature
Other comprhensive loss
Net income
                                               ------       -------       ------       -------    -------------    -------
BALANCE, DECEMBER 31, 2010                     30,800       $    25       20,000       $    20    4,269,947,486    $42,700
                                               ======       =======       ======       =======    =============    =======

                                                                                 Accumulated
                                                                Accumulated     Deficit After
                                                               Deficit Prior     Reentering
                                                               to Reentering     Development       Other
                                                 Paid-In        Development         Stage       Comprehensive
                                                 Capital           Stage         on 4/1/2007        Loss          Total
                                                 -------           -----         -----------        ----          -----

BALANCE, DECEMBER 31, 2008                    $ 8,556,173       $(5,534,336)    $(5,882,785)     $  (174)      $(2,828,564)

2009
Common stock issued for repayment of debt         188,716                                                          204,310
Preferred stock for services                       49,950                                                           50,000
Sale of stock for cash                            122,377                                                          123,500
Beneficial conversion feature                     965,167                                                          965,167
Other comprhensive loss                                                                             (386)             (386)
Net loss                                                                         (1,931,135)                    (1,931,135)
                                              -----------       -----------     -----------      -------       -----------
BALANCE, DECEMBER 31, 2009                    $ 9,882,383       $(5,534,336)    $(7,813,920)     $  (560)      $(3,417,108)
                                              ===========       ===========     ===========      =======       ===========
2010
Common stock issued for repayment of debt         185,359                                                          198,116
Common stock converted from preferred stock       115,629                                                          122,500
Preferred stock for services                      109,890                                                           50,000
Preferred stock converted to common stock        (122,378)                                                        (122,501)
Sale of stock for cash                             59,640                                                           61,000
Beneficial conversion feature                                                                                           --
Other comprhensive loss                                                                           (2,868)           (2,868)
Net income                                                                          733,790                        733,790
                                              -----------       -----------     -----------      -------       -----------
BALANCE, DECEMBER 31, 2010                    $10,170,883       $(5,534,336)    $(7,080,130)     $(3,428)      $(2,377,071)
                                              ===========       ===========     ===========      =======       ===========

       See accompanying footnotes to the consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          Cumulative Since
                                                                           Year Ended December 31,           Reentering
                                                                       -----------------------------      Development Stage
                                                                          2010              2009        4/1/2007 - 12/31/2010
                                                                       -----------       -----------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income/(loss) from continuing operations                         $   733,790       $(1,931,135)        $(7,080,129)
  Adjustments to reconcile net income (loss) to net
   cash used by operating activities:
     Depreciation                                                               --                --               3,658
     Impairment of goodwill                                                     --                --           1,303,277
     Amortization of debt discounts                                             --                --             128,933
     Loss/(Gain) on extinguishment of debt                                      --                --             (70,843)
     Loss on Investments                                                        --            80,750             115,750
     Interest expense associated with beneficial conversion feature          2,788         1,312,770           2,165,375
     Change in fair value of derivative liability                       (1,303,727)          (32,133)            802,102
     Director stock based compensation                                      50,000            50,000             150,000
     Common stock issued for services                                           --                --             394,519
     Common stock issued for settlement                                         --                --              13,500
     Gain on disposal of equipment                                              --                --              (2,565)
     Minority interest in net loss of subsidiary                                --                --             (15,000)
  Change in assets and liabilities:
     Prepaid expenses and other assets                                          --             1,863                 529
     Accounts payable and accrued expenses                                 228,108           324,967             867,826
                                                                       -----------       -----------         -----------
Net cash used in continuing operations                                    (289,041)         (192,918)         (1,223,068)
Net income (loss) from discontinued operations                                  --                --              40,995
Net cash provided by (used in) discontinued operations                          --                --             (83,796)
                                                                       -----------       -----------         -----------
Net cash used in operating activities                                     (289,041)         (192,918)         (1,265,869)
                                                                       -----------       -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on investment                                                         --            80,750             (80,750)
                                                                       -----------       -----------         -----------
Net cash used in continuing operations                                          --            80,750             (80,750)
                                                                       -----------       -----------         -----------
Net cash provided by in investing activities                           $        --       $    80,750         $   (80,750)
                                                                       -----------       -----------         -----------


           See accompanying notes to consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                                          Cumulative Since
                                                                           Year Ended December 31,           Reentering
                                                                       -----------------------------      Development Stage
                                                                          2010              2009        4/1/2007 - 12/31/2010
                                                                       -----------       -----------    ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                                     --                --              80,000
  Proceeds from notes payable                                                   --                --             628,876
  Proceeds from investor deposit, net                                      220,000                --             220,000
  Repayments of notes payable                                                   --                --             (34,448)
  Proceeds from issuance of preferred stock                                 61,000           123,501             205,301
  Proceeds from issuance of common stock                                        --                --             180,464
  Proceeds from issuance of common stock for asset purchase                     --                --               6,206
  Proceeds from exercise of stock options                                       --                --               4,375
                                                                       -----------       -----------         -----------
      Net cash provided by financing activities                            281,000           123,501           1,290,774
                                                                       -----------       -----------         -----------

Effect of exchange rate changes on cash                                     (2,868)             (386)             (3,428)
                                                                       -----------       -----------         -----------
Cash:
  Increase (decrease) in cash                                              (10,909)           10,947             (59,273)

CASH, beginning of period                                                   12,514             1,567              60,878
                                                                       -----------       -----------         -----------
CASH, end of period                                                    $     1,605       $    12,514         $     1,605
                                                                       ===========       ===========         ===========

SUPPLEMENTAL DISCLOSURES:
  Tax paid                                                             $        --       $     1,600         $     4,800
                                                                       ===========       ===========         ===========
  Cash paid for interest                                               $       235       $       108         $     1,501
                                                                       ===========       ===========         ===========
NON-CASH DISCONTINUED OPERATION ACTIVITIES:
  Employee stock based compensation                                    $        --       $        --         $    30,698
  Issuance of common stock for debt                                    $        --       $        --         $   389,360

NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Issuance of note for accrued expenses                                $        --       $        --         $   201,026
  Issuance of common stock by conversion of preferred stock D          $   122,500       $        --         $   243,490
  Issuance of common stock for payment of debt                         $   198,125       $   204,310         $   947,506
  Issuance of common stock for settlement                              $        --       $        --         $    13,500
  Cancelation of Rosetop project and related Preferred E Stock         $        --       $        --         $  (315,000)
  Issuance of common stock for Purchase of Company                     $        --       $        --         $ 1,300,000


           See accompanying notes to consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Condensed Financial Statements
                                December 31, 2010

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

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Condensed Financial Statements
                                December 31, 2010

Reclassification

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

Intangible Assets

The license agreement was abandoned in accordance with FASB Accounting Codification Standards 360-10-20 (previous guidance Statement of Accounting No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets") and consequently the remaining value of the asset was fully amortized as of December 31, 2010 and 2009.

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

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Condensed Financial Statements
                                December 31, 2010

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

Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for years ended December 31, 2010 and 2009 (denoted in Hong Kong dollars per one U.S. dollar):

                                                     2010          2009
                                                    -------       -------
     Current exchange rate at December 31, HKD      7.78320       7.75510
     Weighted average exchange rate                 7.76952       7.75218

Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. As the Company resulted in net income for the year ended December 31, 2010, common stock equivalents were included from diluted net income per share. However, as the Company incurred net loss for the year ended December 31, 2009, common stock equivalents were excluded from diluted net loss per share as their effect would be anti-dilutive.

Stock-Based Compensation

FASB Accounting Codification Standards (ACS) Topic 825, "Compensation - Stock Compensation" (previous guidance Statement of Accounting Standards SFAS No. 123R, "Share-Based Payment") requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). During years ended December 31, 2010 and 2009, the Company did not recognize any of compensation expense associated with stock-based compensation. Under FASB ACS Topic 825, the expense recognition for variable awards is the same under the intrinsic value and the fair value methods.

Recent Accounting Pronouncements

In February 2010, the FASB issued guidance to remove the requirement for an entity that files financial statements with the SEC to disclose a date through which subsequent events have been evaluated. The adoption of this guidance during our current fiscal quarter did not have any impact on our Consolidated Financial Statements.

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

In June 2009, the FASB issued FAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," which now resided with ASC 105, "Generally Accepted Accounting Principles." ASC 105 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company expects the adoption of ASC 105 to have an impact on the Company's results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation No. 46(R)," which now resides with ASC 810, "Consolidation." ASC 810 is intended to
(1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC 860, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise's involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company expects the adoption of ASC 810 to have an impact on the Company's results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 140/166, "Accounting for Transfers of Financial Assets," an amendment of FAS 140, which now resides with ASC 860, "Transfers and Servicing." ASC 860 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor's continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company expects the adoption of ASC 860 to have an impact on the Company's results of operations, financial condition or cash flows.

In May 2009, the FASB issued FAS 165, "Subsequent Events," which now resides with ASC 855, "Subsequent Events." This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Condensed Financial Statements
                                December 31, 2010

balance sheet date but before financial statements are issued or are available to be issued). ASC 855 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company's financial condition or results of operation.

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

Amendment on the article of incorporation to increase the authorized shares

The Company had authorized capital stock of 2,000,000,000 shares, including 1,950,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock. On August 10, 2009, our Board of Directors and the shareholders holding a majority of the voting rights in the Company approved an amendment to the Articles of Incorporation to increase the number of outstanding shares of our capital stock to 4,000,000,000 including 3,950,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock.
New business venture

On May 25, 2010, the Company signed a non-binding Letter of Intent to merge with FHH Sino New Energies CO., Ltd., a Chinese company ("FHH Sino") located in Weihai, Shandong Province of China. FHH Sino is a petroleum storage company that offers petroleum storage tanks and facilities for rental to the petroleum importers/exporters in Weihai, a coastal city in Shandong Province of Northern China. Upon signing the Letter of Intent on May 27, 2010 (effective date), FHH Sino made a U.S. $230,000 deposit with the Company.

The Company intends to merge with FHH Sino by exchanging the Company's common stock with FHH Sino's holding or subsidiary company. This merger will give the

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Condensed Financial Statements
                                December 31, 2010

Company the opportunity to switch its nature of business into the energy sector, the ability to generate revenue and profit once the FHH Sino commences its operation in early 2011, thus benefits our shareholders in the near future.

Note 3: Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. As of December 31, 2010, the Company has incurred net income from operations prior to reentering the development stage and has a stockholders' deficit of $5,534,336. Since the inception of reentering the development stage on April 1, 2007, the Company has a stockholders' deficit of $7,080,130 as of December 31, 2010. The Company has a working capital deficit of $2,377,071 as of December 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In the past year, the Company funded operations through investor's deposit. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances, focus on a possible joint venture or merger until the company generates revenues through the operations of such merged company or joint venture as stated above.

Note 4: Notes Payable & Debt Discounts

The chart below summarizes the Notes Payable & Debt Discounts of the Company as of December 31, 2010. The Company is technically in default on its promissory notes to the persons or entities detailed hereafter, most of which notes matured on December 31, 2009. The Company is currently working with the note holders to restructure the terms of such notes and extend the maturity dates. The interest rate for these loans will be at 12% in 2010 since they were default at the year end.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Condensed Financial Statements
                                December 31, 2010

Terms                                                                     Amount
-----                                                                     ------
SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:
     12% Interest;  principal of $6,597; convertible to common stock based  on  75%  of  average  price;  due  on  9/3/2009,  net of
     unamortized discount related to the debt discount of $0            $  6,597
     12% Interest;  principal of $293;  convertible  to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0               293
     12% Interest; principal of $11,000; convertible to common stock based  on 75%  of  average  price;  due  on  10/9/2009,  net of
     unamortized discount related to the debt discount of $0              11,000
     12% Interest; principal of $31,925; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized  discounted  related  to the  debt  discount  of $0      31,925
     12% Interest; principal of $10,269; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized  discounted  related  to the  debt  discount  of $0      10,269
     12% Interest; principal of $12,500; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              12,500
     12% Interest; principal of $15,000; convertible to common stock based  on  75%  of  average  price;  due  on  8/1/2009,  net of
     unamortized discount related to the debt discount of $0              15,000
     12%  Interest;  principal of $17;  convertible  to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0                  17
     12%  Interest;  principal  of $5;  convertible  to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0                 5
     12% Interest;  principal of $231;  convertible  to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0                 231
     12% Interest;  principal of $9,458; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0             9,458
     12% Interest; principal of $37,133; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized  discounted  related  to the  debt  discount  of $0      37,133
     12% Interest;  principal of $5,000; convertible to common stock based  on 75% of  average  price;  due  on  10/28/2009,  net of
     unamortized discount related to the debt discount of $0               5,000
     12% Interest; principal of $10,000; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized  discount  related to the debt  discount  of $3,271      10,000
     12% Interest; principal of $13,000; convertible to common stock based  on  75%  of  average  price;  due  on  8/1/2009,  net of
     unamortized discount related to the debt discount of $0              13,000
     12% Interest;  principal of $7,209; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0             7,209
     12% Interest; principal of $23,847; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized  discounted  related  to the  debt  discount  of $0      23,847

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Condensed Financial Statements
                                December 31, 2010

     12% Interest; principal of $20,000; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              20,000
     12% Interest; principal of $25,000; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              25,000
     12% Interest; principal of $70,000; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              70,000
     12% Interest; principal of $36,867; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of unamortized discounted related to the debt discount of $0 36,867 12% Interest; principal of $73,975; convertible to common stock based  on  75%  of  average  price;  due  on  7/1/2009,  net of
     unamortized discount related to the debt discount of $0              73,975
     12% Interest;  principal of $1,112; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0             1,112
     12% Interest; principal of $10,000; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              10,000
     12% Interest; principal of $15,000; convertible to common stock based  on 75% of  average  price;  due  on  10/29/2009,  net of
     unamortized discount related to the debt discount of $0              15,000
     12% Interest; principal of $50,240; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              50,242
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                          $495,679
                                                                        ========
SHORT TERM NOTES PAYABLE:
     12% Interest; principal of $50,000; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              50,000
     12% Interest; principal of $50,000; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              50,000
     12% Interest; principal of $15,000; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              15,000
     12% Interest; principal of $10,000; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              10,000
     12% Interest; principal of $20,500; convertible to common stock based  on 75% of  average  price;  due  on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0              20,500
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE                                          $145,500
                                                                        ========

Note 5: Related Party Transactions

Accrued Expenses

During the year ended December 31, 2010 and December 31, 2009, the accrued wage and reimbursement to the officer related to traveling overseas was $6,022 and $41,124 respectively. The payable to the related party was $352,382 and $207,321 at December 31, 2010 and December 31, 2009, respectively.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Condensed Financial Statements
                                December 31, 2010

During the year ended December 31, 2010, the officer advanced $22,500 to the Company for working capital. At December 31, 2010, there is $15,297 due from this officer. This non-interest bearing advance is due on demand. The payroll to the officer was $240,000 for the year ended December 31, 2010. The accrued payroll was $347,085 at December 31, 2010.

Stock Issuance

During the year ended December 31, 2009, the Company issued 50,000 shares of preferred stock series D at $1 per share to the director for the director service fee. See Note 6 - Stockholders' Equity.

During the year ended December 31, 2009, an officer purchased 1,000,000 shares of preferred stock series C at $0.001 per share. See Note 6 - Stockholders' Equity.

During the year ended December 31, 2010, the Company issued 50,000 shares of preferred stock series D at $1 per share to the director for the director service fee. See Note 6 - Stockholders' Equity.

During the year ended December 31, 2010, an officer purchased 1,000,000 shares of preferred stock series C at $0.001 per share. See Note 6 - Stockholders' Equity.

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

On April 20, 2009, the Company issued 50,000 shares of Series D Preferred Stock at $50,000 in exchange for cash.

On August 6, 2009, the Company issued 50,000 shares of Series D Preferred Stock at $50,000 in exchange for cash.

On September 21, 2009, the Company issued 22,500 shares of Series D Preferred Stock at $22,500 in exchange for cash.

On September 30, 2009, the Company issued 50,000 shares of Series D Preferred Stock at $50,000 for the director service fee.

On January 13, 2010, First Apex Management Limited converted 12,320 shares of Preferred D Stock into 88,000,000 shares of Common Stock at a $0.00014 conversion price on November 2, 2009.

On April 23, 2010, CEPA Group Pacific Holdings Ltd. converted 12,320 shares of Preferred D Stock into 88,000,000 shares of Common Stock at a $0.00014 conversion price as of April 15, 2010.

On June 7, 2010, Jade C. Uno converted 20,000 shares of Preferred D Stock into 105,263,157 shares of Common Stock at a $0.00019 conversion price based upon the 20-day trading average of the Company.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Condensed Financial Statements
                                December 31, 2010

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

On October 5, 2010, Kenneth Yeung purchased 1,000,000 shares of Preferred C Stock at $0.001 per share.

On October 26, 2010, First Apex Management Ltd. exchanged 12,680 shares of Preferred D Stock valued at $1.00 per share into 84,533,333 shares of Common Stock at a $0.00015 conversion price.

On November 15, 2010, the Company issued 50,000 shares of Series D Preferred Stock at $50,000 to Peter Chin as director service fee for services rendered from September 30, 2009 through September 30, 2010.

On November 23, 2010, Peter Chin exchanged 15,000 shares of Preferred D Stock valued at $1.00 per share into 115,384,615 shares of Common Stock at a $0.00013 conversion price.

COMMON STOCK

During the year ended December 31, 2010, the Company issued a total of 1,962,770,393 shares of common stock valued at $198,116 for repayment of debt and $122,500 for conversion from Preferred D Stock detailed in the following chart:

                      Number of          Aggregate
Date of Issue       Shares Issued       Sales Price              Nature of Transaction
-------------       -------------       -----------              ---------------------
 1/13/2010           88,000,000          $ 12,320          In exchange of Preferred D Stock
 1/20/2010          120,000,000          $ 13,080          In exchange for debt repayment
 4/23/2010           88,000,000          $ 12,320          In exchange of Preferred D Stock
  5/4/2010          130,000,000          $ 12,220          In exchange for debt repayment
 5/17/2010          132,490,203          $ 10,930          In exchange for debt repayment
 5/28/2010          139,101,464          $ 11,998          In exchange for debt repayment
  6/7/2010          105,263,157          $ 20,000          In exchange of Preferred D Stock
  6/9/2010          154,000,000          $ 16,786          In exchange for debt repayment
 6/22/2010          146,786,064          $ 35,229          In exchange for debt repayment
 7/21/2010           90,427,769          $ 22,697          In exchange for debt repayment
 7/28/2010           90,000,000          $ 22,500          In exchange of Preferred D Stock
 7/28/2010           50,720,000          $ 12,680          In exchange of Preferred D Stock
 8/23/2010          151,298,410          $ 38,013          In exchange for debt repayment
 8/31/2010           53,832,943          $ 10,642          In exchange for debt repayment

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Condensed Financial Statements
                                December 31, 2010

 8/31/2010           65,217,391          $ 15,000          In exchange of Preferred D Stock
  9/1/2010           15,359,630          $  3,744          In exchange for debt repayment
10/26/2010           84,533,333          $ 12,680          In exchange of Preferred D Stock
11/17/2010            7,687,719          $  1,096          In exchange for debt repayment
11/17/2010            2,320,966          $    337          In exchange for debt repayment
11/17/2010            2,248,483          $    326          In exchange for debt repayment
11/17/2010          130,098,246          $ 18,539          In exchange for debt repayment
11/23/2010          115,384,615          $ 15,000          In exchange of Preferred D Stock
    Total         1,962,770,393          $320,616

On August 10, 2009, the Company's Board of Directors and shareholders holding a majority of voting rights approved an amendment to the Articles of Incorporation to increase the number of outstanding shares of the capital stock to 4,000,000,000 including 3,950,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock.

On October 1, 2010, the Company has increased its authorized shares of Common Stock to 5,950,000,000 shares.

Note 7: Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal Jurisdiction, and various states and foreign jurisdictions. No provision for Hong Kong Profits Tax has been made for the periods presented as the Company and its subsidiaries operating in Hong Kong have no assessable profits during the years being reported.

The Company believes sufficient uncertainty exists regarding the realization of net operating loss carry-forwards and other timing differences for the periods presented. Accordingly, a valuation allowance has been provided for the entire amount related thereto. The valuation allowance increased by approximately $129,450 and $156,644 during the years ended December 31, 2010 and 2009, respectively.

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal and State income tax rates of 39% to pretax income for the years ended December 31, 2010 and 2009 due to the following:

                                                    Year Ended December 31,
                                               -------------------------------
                                                  2010                 2009
                                               ----------           ----------
Book income                                    $  285,060           $ (753,293)
Change in derivative liability                   (508,454)             (12,532)
Stock for services/option expense                  19,500               19,500
Related party accrual expenses                     73,214               77,512
Amortization of beneficial conversion
feature                                             1,087              511,980
Other                                                 189                 (189)
Valuation Allowance                               129,450              156,644
                                               ----------           ----------
Total Income tax provision                     $       --           $       --
                                               ==========           ==========

At December 31, 2010, the Company had net operating loss carry-forwards of approximately $3,900,000 that may be offset against future taxable income from the year 2010 through 2030. No tax benefit has been reported in the December 31,

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Condensed Financial Statements
                                December 31, 2010

2010 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

                                                  Year Ended December 31,
                                            -----------------------------------
                                                2010                   2009
                                            ------------           ------------
Deferred tax assets:
  NOL carryover                             $  1,463,000           $  1,378,500
  Accrued expenses - related party               180,336                107,122
Deferred tax liabilities
  Depreciation
                                            ------------           ------------
Valuation Allowance                           (1,643,336)            (1,485,622)
                                            ------------           ------------
Total Income tax provision                  $         --           $         --
                                            ============           ============

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States and certain foreign jurisdictions. With a few exceptions, the company is no longer subject to U. S. federal, state, or non-U.S. Income tax examination by tax authorities on tax returns filed before January 31, 2006. The Company recently filed an extension for the U. S. Federal return for the year ended December 31, 2010. The company has filed its 2009 U.S. Federal return. These U. S. federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities.

Note 8: Acquisitions and Investments

Acquisition of Wuhan Wufeng Machinery Manufacturing Company, Ltd.

On April 16, 2008, the Company entered into a definitive agreement to acquire a 92% interest in Wuhan Wufeng Machinery Manufacturing Company, Ltd. ("Machinery Co.") from Wuhan Intepower Company, Ltd., a China Corporation ("Seller") pursuant to a Stock Sale and Purchase Agreement. After transferring a 4% interest to certain management personnel of the Machinery Co. at the close of the transaction, the Company would have owned a net interest of 88% of the equity securities of the Machinery Company. The closing of this acquisition was to occur as soon as the audit of the books and accounts of the Machinery Co. was completed to the satisfaction of the Company and requisite governmental approvals are obtained. On June 24, 2008, the Company received requisite governmental approvals to proceed with this transaction and during the third quarter, the Company engaged PCAOB approved SEC auditors Albert Wong & Company to perform the audit of the Machinery Company. As of December 31, 2008, the Company had paid the 10% cash down payment on the acquisition. The convertible notes for the balance of the acquisition was to be finalized pending the completion of the audit.

The Machinery Co. offered several lines of machineries and equipments which can be retooled to manufacture the panel production machineries that the Company would endeavor to sell and utilize in several planned projects in China and other countries. The Machinery Co. currently has state of the art tools, experienced engineers, capability to design new lines of equipment, as well as strong customer service and after-sales support.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Condensed Financial Statements
                                December 31, 2010

The purchase consideration to be paid by the Company to the Seller was to have been approximately U.S. $1,500,000, consisting of cash for 10% of the purchase consideration, and three (3) Convertible Promissory Notes representing the balance of the purchase consideration. At the Seller's option the notes were to be convertible into shares of the Company's common stock at a value equivalent to the notes.

However, on July 10, 2009, the Company made the decision to rescind the Stock Sale and Purchase Agreement. The Company believes that the decision was made in the best interest of the Company and the investors. The Company requested that Wuhan Interpower Co., Ltd. immediately refund the US$161,500 advanced by the Company to Wuhan Interpower Co., Ltd.

In November, 2009, Wuhan Interpower Co., Ltd agreed to pay 50%, $80,750, of the investment deposit back to the Company. In considering the cost involved in lawsuit or arbitration in China, the Company decided to accept this settlement. Accordingly, the loss on investment increased by $80,750 in the current period and the investment deposit decreased to $80,750. Wuhan Interpower Co., Ltd paid the Company back the deposit of $80,750 in December 2009.

Merger with FHH Sino New Energies Co., Ltd.

On May 25, 2010, the Company signed a non-binding Letter of Intent to merge with FHH Sino New Energies CO., Ltd., a Chinese company ("FHH Sino") located in Weihai, Shandong Province of China. FHH Sino is a petroleum storage company that offers petroleum storage tanks and facilities for rental to the petroleum importers/exporters in Weihai, a coastal city in Shandong Province of Northern China. Upon signing the Letter of Intent on May 27, 2010 (effective date), FHH Sino made a U.S. $230,000 deposit with the Company.

The Company intends to merge with FHH Sino by exchanging the Company's common stock with FHH Sino's holding or subsidiary company. This merger will give the Company the opportunity to switch its nature of business into the energy sector, the ability to generate revenue and profit once the FHH Sino commences its operation in early 2011, thus benefits our shareholders in the near future.

Note 9: Derivative Liability

As of December 31, 2010, the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 28,404,512,818 shares. The Company's Chief Executive Officer, Kenneth Yeung, hold 3,000,000 shares of Series C Preferred Stock that are convertible into 26,373,626,374 common shares of the Company.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant is more than the fair value of common stock of $0.0004 per share on December 31, 2010. The remaining common stock equivalent of 2,030,886,444 shares has been accounted for as a derivative liability. Accordingly, the excess common stock equivalents exceeding the total common stock available for issue is marked to market through earnings at the end of each reporting period. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 479.95%, a contractual life of approximately a year, a zero dividend rate, 0.29% risk free interest rate, exercise price of $0.00023957 and the fair value of common stock of $0.0004 per share as of December 31, 2010, the Company determined the allocated fair value

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Condensed Financial Statements
                                December 31, 2010

of the derivative liability. The Company reflected an income of $1,303,727 in the year ended December 31, 2010 to adjust the derivative liability to $802,102 as of December 31, 2010, representing the initial fair value of excess common stock equivalents exceeding the total common stock available for issuance.

                                                  Year ended        Year ended
                                                  December 31,      December 31,
                                                     2010              2009
                                                 ------------      ------------
Opening balance at January 1, 2010 and           $  2,105,829      $  2,137,962
 January 1, 2009
Change in fair value of derivative liabilities     (1,303,727)          (32,133)
                                                 ------------      ------------
Closing balance at September 30, 2010            $    802,102      $  2,105,829
                                                 ============      ============

Total gain included in the statement
 of operations for the change in fair
 value of derivative liability                   $    802,102      $     32,133
                                                 ============      ============

Note 10: Commitments and Contingencies

Litigation

As of December 31, 2010 there was no threatened or pending litigation against the Company.

Note 11: Stock Options and Warrants

Warrants

The Company issued warrants in connection with the promissory notes signed during the year ended December 31, 2007. Each warrant gives the holder the right to subscribe to and purchase from the Company one share of the Company's common stock, par value of $0.001, exercisable at $0.25 per share any time after date of issuance and is set to expire five years after date of issuance. There were no warrants granted during years ended December 31, 2010 and 2009.

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

                                                      Year Ended
                                                   December 31, 2010
                                                   -----------------

Expected volatility                                     479.975%
Weighted-average volatility                               30.16%
Expected dividends                                $          ---
Expected term (in years)                                      5
Risk-free rate                                     0.21% - 0.49%

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to the Condensed Financial Statements
                                December 31, 2010

The following table summarizes the warrants the Company issued as of the years ended December 31, 2010 and 2009:

                                                           Weighted-
                                               Weighted-    Average
                                               Average     Remaining   Aggregate
                                    Warrant    Exercise   Contractual  Intrinsic
          Warrants                  Shares      Price        Term        Value
          --------                  ------      -----        ----        -----
Outstanding at December 31, 2009   2,104,000    $0.25          5       $128,931
Exercisable at December 31, 2009   2,104,000    $0.25          5       $128,931
Outstanding at December 31, 2010   2,104,000    $0.25          5       $128,931
Exercisable at December 31, 2010   2,104,000    $0.25          5       $128,931

Note 12: Subsequent events

Stock Issuances

The Company issued the following stock subsequent to December 31, 2010 and prior to the filing of financial statements for the year ended December 31, 2010:

     * On January 10, 2011, 50,000 shares of Preferred Series D Stock were issued to Allied Consultants, Inc. 401(K) Plan Trust for $1 per share with a total cash payment of $50,000.

Consulting Agreements

Duing the fourth quarter of 2010, the Company entered into the following consulting agreements:

     * On November 15, 2010, the Company has retained Mr. Cheng Kim Man Edwin as its consultant for services to be provided for six months. The compensation shall be shares of Preferred Stock Series E equivalent to US$35,000 distributable at the end of six months on May 15, 2011.

     *    On November  15,  2010,  the Company has  retained Mr. Jack Sze as its consultant for services to be provided for six months. The compensation shall be shares of Preferred Stock Series E equivalent to US$50,000 distributable at the end of six months on May 15, 2011.

     * On November 15, 2010, the Company has retained Mr. Tang Chong Yin as its consultant for services to be provided for six months. The compensation shall be shares of Preferred Stock Series E equivalent to US$80,000 distributable at the end of six months on May 15, 2011.

     * On November 15, 2010, the Company has retained Mr. Barry Grama as its consultant for services to be provided for six months. The compensation shall be shares of Preferred Stock Series E equivalent to US$80,000 distributable at the end of six months on May 15, 2011.

Management has reviewed material subsequent events in accordance with FASB ASC 855 "Subsequent Events". No additional disclosures are required.