Form 10-Q
period 2011-03-31
International Building Technologies Group, Inc.
filed 2011-05-16
CIK 1075993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2011
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 2, 2011, there were 4,269,947,486 outstanding shares of the Registrant's Common Stock, $0.00001 par value.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                               Report on Form 10-Q

                      For the Quarter Ended March 31, 2011

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........ 21

Item 4.  Controls and Procedures........................................... 21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 24

Item 1A. Risk Factors...................................................... 24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....... 24

Item 3.  Defaults Upon Senior Securities................................... 25

Item 4.  Removed and Reserved.............................................. 25

Item 5.  Other Information................................................. 25

Item 6.  Exhibits.......................................................... 25

SIGNATURES................................................................. 28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                March 31, 2011         December 31, 2010
                                                --------------         -----------------
                                                  (unaudited)
                                   ASSETS

Cash                                               $    435                $  1,605
Other current assets                                  1,011                   1,011
                                                   --------                --------
      Total current assets                            1,446                   2,616
                                                   --------                --------

Other assets                                          2,000                   2,000
                                                   --------                --------

      Total assets                                 $  3,446                $  4,616
                                                   ========                ========


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                             March 31, 2011        December 31, 2010
                                                                             --------------        -----------------
                                                                               (unaudited)
                        LIABILITIES & STOCKHOLDERS' DEFICIT

LIABILITIES
  Accounts payable and accrued expenses                                       $    359,860           $    193,822
  Accrued expenses - related parties and shareholders                              419,755                362,382
  Accrued interest                                                                  80,107                 62,183
  Accrued interest - related parties and shareholders                              100,019                100,019
  Derivative liability                                                             979,949                802,102
  Investor deposit                                                                 220,000                220,000
  Notes payable                                                                    145,500                145,500
  Notes payable to shareholders                                                    495,679                495,679
                                                                              ------------           ------------
      Total current liabilities                                                  2,800,869              2,381,687
                                                                              ------------           ------------
STOCKHOLDERS' DEFICIT
  Preferred A stock, $250 par value, 10,000 shares authorized;
   96 shares issued and outstanding                                                 24,000                 24,000
  Preferred C stock, $.001 par value, 3,000,000 shares authorized;
   3,000,000 and 2,000,000 shares issued and outstanding                             3,000                  3,000
  Preferred D stock,  $.001 par value, 10,000,000 shares authorized;
   145,000 and 172,680 shares issued and outstanding                                   245                    195
  Preferred E stock, $.001 par value, 50,000,000 shares authorized;
   30,800 shares issued and outstanding                                                 25                     25
  Preferred F stock, $.001 par value, 3,000,000 shares authorized;
   20,000 shares issued and outstanding                                                 20                     20
  Common stock; $.00001 par value, 5,950,000,000 shares authorized;
   4,269,947,486 and 3,927,674,124 issued and outstanding                           42,700                 42,700
  Additional paid-in capital                                                    10,220,832             10,170,883
  Accumulated deficit - Prior to reentering development stage                   (5,534,336)            (5,534,336)
  Accumulated deficit - From inception of reentering development
   stage on 4/1/2007                                                            (7,550,481)            (7,080,130)
  Other comprehensive loss                                                          (3,428)                (3,428)
  Noncontrolling interest                                                               --                     --
                                                                              ------------           ------------
      Total stockholders' deficit                                               (2,797,423)            (2,377,071)
                                                                              ------------           ------------

      Total liabilities and stockholders' deficit                             $      3,446           $      4,616
                                                                              ============           ============


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                         Cumulative Since
                                                                                            Reentering
                                                    Three Months Ended March 31,        Development Stage
                                                   -----------------------------            4/01/2007 -
                                                      2011              2010                3/31/2011
                                                   -----------       -----------           -----------
Revenues                                           $        --       $        --           $        --
Cost of sales                                               --                --                    --
                                                   -----------       -----------           -----------
Gross profit                                                --                --                    --
                                                   -----------       -----------           -----------
Operating expenses:
  General and administrative                           274,357           118,570             2,526,307
  Goodwill impairment                                       --                --             1,303,277
  Depreciation and amortization                             --                --                 3,658
                                                   -----------       -----------           -----------
Total operating expenses                               274,357           118,570             3,833,242
                                                   -----------       -----------           -----------

Operating loss                                        (274,357)         (118,570)           (3,833,242)
                                                   -----------       -----------           -----------
Other income (expense):
  Interest income                                           --                --                   374
  Interest expense                                     (18,147)          (29,025)           (2,603,772)
  Loss on settlement                                        --                --               (23,500)
  Loss on investment                                        --                --              (115,750)
  Gain/(Loss) on extinguishment of debt                     --                --                32,097
  Gain on disposal of assets                                --                --                 2,565
  Change in fair value of derivative liability        (177,847)          736,994              (979,949)
  Minority interest in net loss of subsidiary               --                --                15,000
  Other income (expense)                                    --                45                 3,855
                                                   -----------       -----------           -----------
Total other income (expense)                          (195,994)          708,014            (3,669,080)
                                                   -----------       -----------           -----------

Income / (Loss) from continuing operations         $  (470,351)      $   589,444           $(7,502,322)
                                                   -----------       -----------           -----------


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                   (CONTINUED)

                                                                                       Cumulative Since
                                                                                          Reentering
                                                    Three Months Ended March 31,       Development Stage
                                                ----------------------------------         4/01/2007 -
                                                     2011                2010              3/31/2011
                                                --------------      --------------      --------------
Income / (Loss) from continuing operations      $     (470,351)     $      589,444      $   (7,502,322)
                                                --------------      --------------      --------------
Discontinued operations:
  Income (loss) from operations of
   discontinued business                                    --                  --             (20,063)
  Income (loss) on disposal of assets                       --                  --              61,058
                                                --------------      --------------      --------------
Income (loss) on discontinued operations                    --                  --              40,995
                                                --------------      --------------      --------------
Net Income / (loss)                                   (470,351)            589,444          (7,461,327)

Preferred dividend                                          --                  --             (89,154)
                                                --------------      --------------      --------------
Net Income / (loss) attributable to
 common shareholders                                  (470,351)            589,444          (7,550,481)

Other comprehensive income
Foreign currency translation                                --                  11              (3,428)
                                                --------------      --------------      --------------

Comprehensive income / (loss)                   $     (470,351)     $      589,455      $   (7,553,909)
                                                ==============      ==============      ==============

Net income / (loss) per common share -
 basic and diluted
   Continuing operations                        $        (0.00)     $         0.00
                                                ==============      ==============
   Discontinued operations                      $           --      $           --
                                                ==============      ==============
   Net Income (loss) per common share           $        (0.00)     $         0.00
                                                ==============      ==============
Weighted average common shares outstanding:
  Basic                                          4,269,947,486         340,829,865
                                                ==============      ==============
  Diluted                                        5,950,000,000       5,950,000,000
                                                ==============      ==============


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                        Cumulative Since
                                                                                                           Reentering
                                                                       Three Months Ended March 31,    Development Stage
                                                                     -----------------------------         4/01/2007 -
                                                                         2011             2010             3/31/2011
                                                                     ------------     ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income /(loss) from continuing operations                      $   (470,351)    $    589,444        $ (7,550,480)
  Adjustments to reconcile net income (loss) to
   net cash used by operating activities:
     Depreciation                                                              --               --               3,658
     Impairment of goodwill                                                    --               --           1,303,277
     Amortization of debt discounts                                            --               --             128,933
     Loss /(Gain) on extinguishment of debt                                    --               --             (70,843)
     Loss on Investments                                                       --               --             115,750
     Interest expense associated with beneficial
      conversion feature                                                       --            2,788           2,165,375
     Change in fair value of derivative liability                         177,847         (736,994)            979,949
     Director stock based compensation                                         --               --             150,000
     Common stock issued for services                                          --               --             394,519
     Common stock issued for settlement                                        --               --              13,500
     Gain on disposal of equipment                                             --               --              (2,565)
     Minority interest in net loss of subsidiary                               --               --             (15,000)
  Change in assets and liabilities:
     Prepaid expenses and other assets                                         --               --                 529
     Accounts payable and accrued expenses                                241,334          132,420           1,109,160
                                                                     ------------     ------------        ------------
          Net cash used in continuing operations                          (51,170)         (12,342)         (1,274,238)
          Net income (loss) from discontinued operations                       --               --              40,995
          Net cash provided by (used in) discontinued operations               --               --             (83,796)
                                                                     ------------     ------------        ------------
          Net cash used in operating activities                           (51,170)         (12,342)         (1,317,039)
                                                                     ------------     ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on investment                                                        --               --             (80,750)
                                                                     ------------     ------------        ------------
  Net cash used in continuing operations                                       --               --             (80,750)
                                                                     ------------     ------------        ------------
  Net cash provided by in investing activities                       $         --     $         --        $    (80,750)
                                                                     ------------     ------------        ------------


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                                                                                                        Cumulative Since
                                                                                                           Reentering
                                                                       Three Months Ended March 31,    Development Stage
                                                                     -----------------------------         4/01/2007 -
                                                                         2011             2010             3/31/2011
                                                                     ------------     ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                          $        --      $        --         $    80,000
  Proceeds from notes payable                                                 --               --             628,876
  Proceeds from investor deposit, net                                         --               --             220,000
  Repayments of notes payable                                                 --               --             (34,448)
  Proceeds from issuance of preferred stock                               50,000               --             255,301
  Proceeds from issuance of common stock                                      --               --             180,464
  Proceeds from issuance of common stock for asset purchase                   --               --               6,206
  Proceeds from exercise of stock options                                     --               --               4,375
                                                                     -----------      -----------         -----------
          Net cash provided by financing activities                       50,000               --           1,340,774
                                                                     -----------      -----------         -----------

Effect of exchange rate changes on cash                                       --               11              (3,428)
                                                                     -----------      -----------         -----------
Cash
  Increase (decrease) in cash                                             (1,170)         (12,331)            (60,443)

CASH, beginning of period                                                  1,605           12,514              60,878
                                                                     -----------      -----------         -----------
CASH, end of period                                                  $       435      $       183         $       435
                                                                     ===========      ===========         ===========

SUPPLEMENTAL DISCLOSURES:
  Tax paid                                                           $        --      $        --         $     4,800
                                                                     ===========      ===========         ===========
  Cash paid for interest                                             $       235      $       235         $     1,736
                                                                     ===========      ===========         ===========

Non-cash discontinued operation activities:
  Employee stock based compensation                                  $        --      $        --         $    30,698
  Issuance of common stock for debt                                  $        --      $        --         $   389,360

Non-cash financing and investing activities:
  Issuance of note for accrued expenses                              $        --      $        --         $   201,026
  Issuance of common stock by conversion of preferred stock D        $        --      $    12,320         $   243,490
  Issuance of common stock for payment of debt                       $        --      $    13,080         $   947,506
  Issuance of common stock for settlement                            $        --      $        --         $    13,500
  Cancelation of Rosetop project and related Preferred E Stock       $        --      $        --         $  (315,000)
  Issuance of common stock for Purchase of Company                   $        --      $        --         $ 1,300,000


     See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Condensed Financial Statements
                                 March 31, 2011


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

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Condensed Financial Statements
                                 March 31, 2011


RECLASSIFICATION

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

INTANGIBLE ASSETS

The license agreement was abandoned in accordance with FASB Accounting Codification Standards 360-10-20 (previous guidance Statement of Accounting No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets") and consequently the remaining value of the asset was fully amortized as of March 31, 2011 and 2010.

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

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Condensed Financial Statements
                                 March 31, 2011


TRANSLATION OF NON-U.S. CURRENCY AMOUNTS

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at quarter-end exchange rates. Income and expense items are translated at weighted-average rates of exchange prevailing during the quarter. Translation adjustments are recorded in Other Comprehensive Income not affecting retained earnings within Stockholders' equity.

Inventories, plant, rental machines and other property-net, and other non-monetary assets and liabilities of non-U.S. subsidiaries and branches that operate in U.S. dollars, or whose economic environment is highly inflationary, are translated at approximate exchange rates prevailing when the company acquired the assets or liabilities. All other assets and liabilities are translated at quarter-end exchange rates. Cost of sales and depreciation are translated at historical exchange rates. All other income and expense items are translated at the weighted-average rates of exchange prevailing during the quarter.

Current and historical exchange rates are not indicative of what future exchange rates will be and should not be construed as such.

Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for quarters ended March 31, 2011 and 2010 (denoted in Hong Kong dollars per one U.S. dollar):

                                                    2011            2010
                                                    ----            ----
     Current exchange rate at March 31, HKD        7.78836         7.76406
     Weighted average exchange rate                7.78670         7.76270

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. As the Company resulted in net income for the quarter ended March 31, 2010, common stock equivalents were included from diluted net income per share. However, as the Company incurred net loss for the quarter ended March 31, 2011, common stock equivalents were excluded from diluted net loss per share as their effect would be anti-dilutive.

STOCK-BASED COMPENSATION

FASB Accounting Codification Standards (ACS) Topic 825, "Compensation - Stock Compensation" (previous guidance Statement of Accounting Standards SFAS No. 123R, "Share-Based Payment") requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). During quarters ended March 31, 2011 and 2010, the Company did not recognize any of compensation expense associated with stock-based compensation. Under FASB ACS Topic 825, the expense recognition for variable awards is the same under the intrinsic value and the fair value methods.

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Condensed Financial Statements
                                 March 31, 2011


RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued guidance to remove the requirement for an entity that files financial statements with the SEC to disclose a date through which subsequent events have been evaluated. The adoption of this guidance during our current fiscal quarter did not have any impact on our Consolidated Financial Statements.

NOTE 2: MATERIAL EVENTS

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

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. As of March 31, 2011, the Company has incurred net loss from operations prior to reentering the development stage and has a stockholders' deficit of $5,534,336. Since the inception of reentering the development stage on April 1, 2007, the Company has accumulated deficit of $7,550,481 as of March 31, 2011. The Company has a working capital deficit of $2,799,423 for the quarter then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Condensed Financial Statements
                                 March 31, 2011


In the past year, the Company funded operations through investor's deposit. For the coming quarter, the Company plans to continue to fund the Company through debt and securities sales and issuances, focus on a possible joint venture or merger until the company generates revenues through the operations of such merged company or joint venture as stated above.

NOTE 4: NOTES PAYABLE & DEBT DISCOUNTS

The chart below summarizes the Notes Payable & Debt Discounts of the Company as of March 31, 2011. The Company is technically in default on its promissory notes to the persons or entities detailed hereafter, most of which notes matured on December 31, 2009. The Company is currently working with the note holders to restructure the terms of such notes and extend the maturity dates. The interest rate for these loans will be at 12% in 2011 since they were default as of December 31, 2009.

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

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Condensed Financial Statements
                                 March 31, 2011


     12% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $3,271                                                               10,000
     12% Interest;  principal of $13,000;  convertible  to common stock based on 75% of average price; due on 8/1/2009, net of
     unamortized  discount  related  to the debt  discount  of $0         13,000
     12%  Interest;  principal of $7,209;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0          7,209
     12% Interest;  principal of $23,847;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         23,847
     12% Interest;  principal of $20,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         20,000
     12% Interest;  principal of $25,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         25,000
     12% Interest;  principal of $70,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         70,000
     12% Interest;  principal of $36,867;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         36,867
     12% Interest;  principal of $73,977;  convertible  to common stock based on 75% of average price; due on 7/1/2009, net of
     unamortized  discount  related  to the debt  discount  of $0         73,977
     12%  Interest;  principal of $1,112;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0          1,112
     12% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         10,000
     12% Interest;  principal of $15,000;  convertible  to common stock based on 75% of average price; due on 10/29/2009,  net
     of unamortized  discount  related to the debt discount of $0         15,000
     12% Interest;  principal of $50,240;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         50,240
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                          $495,680
                                                                        ========
SHORT TERM NOTES PAYABLE :

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

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Condensed Financial Statements
                                 March 31, 2011


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
                                                                        ========

NOTE 5: STOCKHOLDERS' EQUITY

PREFERRED STOCK

On January 10, 2011, the Company issued 50,000 shares of Series D Preferred Stock in exchange for $50,000 cash.

COMMON STOCK

On October 1, 2010, the Company has increased its authorized shares of Common Stock to 5,950,000,000 shares.

NOTE 6:  DERIVATIVE LIABILITY

As of March 31, 2011, the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 75,928,995,057 shares. The Company's Chief Executive Officer, Kenneth Yeung, hold 3,000,000 shares of Series C Preferred Stock that are convertible into 65,934,065,934 common shares of the Company.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant is more than the fair value of common stock of $0.0001 per share on March 31, 2011. The remaining common stock equivalent of 9,994,929,123 shares has been accounted for as a derivative liability. Accordingly, the excess common stock equivalents exceeding the total common stock available for issue is marked to market through earnings at the end of each reporting period. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 465.42%, a contractual life of approximately a year, a zero dividend rate, 0.27% risk free interest rate, exercise price of $0.00009622 and the fair value of common stock of $0.0001 per share as of March 31, 2011, the Company determined the allocated fair value of the derivative liability. The Company reflected a loss of $177,847 in the quarter ended March 31, 2011 to adjust the derivative liability to $979,949 as of the quarter-end, representing the initial fair value of excess common stock equivalents exceeding the total common stock available for issuance.

We adopted ASC Topic 820 (originally issued as SFAS 157, "Fair Value Measurements") as of January 1, 2008 for financial instruments measured at fair value on a recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Condensed Financial Statements
                                 March 31, 2011


Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

                                           Quoted
                                         Prices in
                                           Active     Significant
                                         Market for      Other       Significant
                                         Identical     Observable   Unobservable
                                          Assets        Inputs         Inputs
                              Total      (Level 1)     (Level 2)      (Level 3)
                            --------     --------      --------       --------
Liabilities
  Derivative liability      $979,949     $     --      $     --       $979,949
                            --------     --------      --------       --------
Total liabilities measured
 at fair value              $979,949     $     --      $     --       $979,949
                            ========     ========      ========       ========

The table below presents our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2011. We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

                                                             Three months ended
                                                               March 31, 2011
                                                               --------------

Opening balance on January 1, 2011                                $802,102
Change in fair value of derivative liabilities                     177,847
                                                                  --------
Closing balance on March 31, 2011                                 $979,949
                                                                  ========
Total loss included in the statement of operations
 for the change in fair value of derivative liability             $177,847
                                                                  ========

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Condensed Financial Statements
                                 March 31, 2011


NOTE 7:  SUBSEQUENT EVENTS

STOCK ISSUANCES

The Company issued the following Stock in subsequent of the quarter ended March 31, 2011 and prior to the filing of financial statements.

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

RESULTS OF OPERATIONS - THE QUARTER ENDED MARCH 31, 2011 COMPARED TO THE QUARTER ENDED MARCH 31, 2010

     Since discontinuing the prior business and re-entering the development stage as of April 1, 2007 the Company's results of operations has changed. There are no revenues during the current development stage as we are in the process of starting our manufacturing process.

     For the quarter ended March 31, 2011, Operating Expenses for current operations totaled $274,357 is more than the quarter ended March 31, 2010's Operating Expenses of $118,570. The increase of $155,787 in Operating Expenses between quarters ended 2011 and 2010 was mostly attributed to the increase in consulting fees.

     There is a significant change in the fair value of derivative. As of March 31, 2011, change in fair value of derivative resulted in an decrease of $177,847. This increase in the fair value of derivative is resulted from the liability of derivative that was less than that on March 31, 2010. The change in the fair value of derivative is resulted from the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 65,934,065,934 shares. The Company's Chief Executive Officer, Kenneth Yeung, hold 3,000,000 shares of Series C Preferred Stock that are convertible into 65,934,065,934 common shares of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant exceeds the fair value of common stock of $0.0001 per share on March 31, 2011. The remaining common stock equivalent of 9,994,929,123 shares has been accounted for as a derivative liability. The fair value of the derivative of $979,949 was determined by utilizing the Black-Scholes valuation model.

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

     Additionally, we may experience a cash shortfall and be required to raise additional capital. In the quarter ended March 31, 2011 we relied on funds from the investor deposit and the issuance of preferred stock. Management may raise additional capital through future public or private offerings of our stock or through loans from private investors, although there can be no assurance that we will be able to obtain such financing. Our failure to do so could have a material and adverse affect upon us and our shareholders.

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

     The chart  below  summarizes  our debt  (see Note 4 - Notes  Payable & Debt
Discounts  of  the  Consolidated   Financial  Statements  -  Notes  Payable  and
Beneficial Conversions):

Terms                                                                    Amount
-----                                                                    ------
SHORT TERM NOTES PAYABLE TO SHAREHOLDERS:

     12%  Interest;  principal of $6,597;  convertible  to common stock based on 75% of average price; due on 9/3/2009, net of
     unamortized  discount  related to the debt  discount of $0         $  6,597
     12% Interest; principal of $293; convertible to common stock based on 75% of average  price;  due on  12/31/2009,  net of
     unamortized  discounted  related to the debt  discount of $0            293
     12% Interest;  principal of $11,000;  convertible  to common stock based on 75% of average price;  due on 10/9/2009,  net
     of unamortized  discount  related to the debt discount of $0         11,000
     12% Interest;  principal of $31,925;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         31,925
     12% Interest;  principal of $10,269;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         10,269
     12% Interest;  principal of $12,500;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         12,500
     12% Interest;  principal of $15,000;  convertible  to common stock based on 75% of average price; due on 8/1/2009, net of
     unamortized  discount  related  to the debt  discount  of $0         15,000
     12% Interest;  principal of $17; convertible to common stock based on 75% of average  price;  due on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0                  17
     12% Interest;  principal of $5;  convertible to common stock based on 75% of average  price;  due on  12/31/2009,  net of
     unamortized discounted related to the debt discount of $0                 5
     12% Interest; principal of $231; convertible to common stock based on 75% of average  price;  due on  12/31/2009,  net of
     unamortized discount related to the debt discount of $0                 231
     12%  Interest;  principal of $9,458;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0          9,458
     12% Interest;  principal of $37,133;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         37,133

     12%  Interest;  principal of $5,000;  convertible  to common stock based on 75% of average price; due on 10/28/2009,  net
     of unamortized  discount  related to the debt discount of $0          5,000
     12% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net of  unamortized  discount  related to the debt  discount  of
     $3,271                                                               10,000
     12% Interest;  principal of $13,000;  convertible  to common stock based on 75% of average price; due on 8/1/2009, net of
     unamortized  discount  related  to the debt  discount  of $0         13,000
     12%  Interest;  principal of $7,209;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0          7,209
     12% Interest;  principal of $23,847;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         23,847
     12% Interest;  principal of $20,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         20,000
     12% Interest;  principal of $25,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         25,000
     12% Interest;  principal of $70,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         70,000
     12% Interest;  principal of $36,867;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0         36,867
     12% Interest;  principal of $73,977;  convertible  to common stock based on 75% of average price; due on 7/1/2009, net of
     unamortized  discount  related  to the debt  discount  of $0         73,977
     12%  Interest;  principal of $1,112;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized discounted related to the debt discount of $0          1,112
     12% Interest;  principal of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         10,000
     12% Interest;  principal of $15,000;  convertible  to common stock based on 75% of average price; due on 10/29/2009,  net
     of unamortized  discount  related to the debt discount of $0         15,000
     12% Interest;  principal of $50,240;  convertible  to common stock based on 75% of average price; due on 12/31/2009,  net
     of unamortized  discount  related to the debt discount of $0         50,240
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                          $495,680
                                                                        ========
SHORT TERM NOTES PAYABLE :

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
                                                                        ========

QUARTER ENDED MARCH 31, 2011

     As of March 31, 2011, the Company's current assets were $3,446 and its current liabilities were $2,800,869, resulting in a working capital deficit of $2,797,423. As of March 31, 2011, current assets were comprised of (i) $435 in cash; (ii) $1,011 in other current assets.

     As of March 31, 2011, current liabilities were comprised of (i) $979,949 in derivative liability; (ii) $495,679 in notes payable to stockholders and $145,500 in notes payable; (ii) $359,860 in accounts payable and accrued expenses and $419,755 of other amounts due to shareholders.

     For the quarter ended March 31, 2011, net cash flows used in operating activities were $51,170 compared to net cash flows used in operating activities of $12,342, before the net cash used in and provided by discontinued operations, for the quarter ended March 31, 2010. The decrease of $38,828 during the quarter ended March 31, 2011 were primarily due to the change in fair value of derivative liability and interest expense associated with beneficial conversion feature.

     For quarters ended March 31, 2011 and 2010, net cash flows used in investing activities were both at $0.

     For the quarter ended March 31, 2011, net cash flows provided by financing activities was $50,000 compared to net cash flows provided by financing activities of $0 for the quarter ended March 31, 2010. Cash inflow for in 2011 consisted of the sale of preferred stock while for the same period in 2010 there was not any activity.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

     We  conducted  an  evaluation   under  the  supervision  and  with  the
participation of our management, including Kenneth Yeung, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010, and again as of March 31, 2011, that our disclosure controls and procedures have been improved and were maintained effectively at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and again at March 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of March 31, 2011, December 31, 2010 and 2009 during its assessment of our internal control over financial reporting as follows:

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

     We had engaged a regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer surmised that the Company has improved the effective internal control over financial reporting as of December 31, 2010, and again as of March 31, 2011.

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

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended March 31, 2011, we did not make any changes in Internal Control over Financial Reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Since December 31, 2010, the Company has issued the following securities without registration under the Securities Act of 1933:

PREFERRED STOCK:

Series D Preferred Stock Issued:

                       Number of         Aggregate           Nature of
   Date of Issue     Shares Issued      Sales Price         Transaction
   -------------     -------------      -----------         -----------
     1/10/2011          50,000          $50,000.00         Cash Purchase

     Management believes the above shares of Series D Preferred Stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in any of the above transactions.

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

21**       Subsidiaries of the Company

31.1 **    Certification under Section 302 of Sarbanes-Oxley Act of 2002

32.1 **    Certification under Section 906 of Sarbanes-Oxley Act of 2002.

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

                                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.


Date: May 16, 2011               /s/ Kenneth Yeung
                                 -----------------------------------------------
                                 Kenneth Yeung
                                 President, Chief Executive Officer and
                                 Chief Financial Officer (Principal
                                 Accounting, Executive and Financial Officer)