Form 10-Q
period 2011-06-30
International Building Technologies Group, Inc.
filed 2011-08-15
CIK 1075993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2011
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE TRANSITION FROM _________ TO _________.

                         Commission File Number: 0-32323


                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                              20-1217659
  (State or other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

   17800 Castleton Street, Suite 638
         City of Industry, CA                                      91748
(Address of principal executive offices)                         (Zip code)

                                 (626) 581-8500
                         (Registrant's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2011, there were 4,678,110,750 outstanding shares of the Registrant's Common Stock, $0.00001 par value.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                               Report on Form 10-Q

                       For the Quarter Ended June 30, 2011

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 25

Item 1A. Risk Factors...................................................... 25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....... 25

Item 3.  Defaults Upon Senior Securities................................... 25

Item 4.  (Removed and Reserved)............................................ 25

Item 5.  Other Information................................................. 25

Item 6.  Exhibits.......................................................... 25

SIGNATURES................................................................. 29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                June 30, 2011        December 31, 2010
                                                -------------        -----------------
                                                 (Unaudited)
                        ASSETS

Cash                                               $15,066               $ 1,605
Other current assets                                 1,011                 1,011
                                                   -------               -------

      Total current assets                          16,077                 2,616
                                                   -------               -------

Other assets                                         2,000                 2,000
                                                   -------               -------

      Total assets                                 $18,077               $ 4,616
                                                   =======               =======


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                          June 30, 2011        December 31, 2010
                                                                          -------------        -----------------
                                                                           (Unaudited)
            LIABILITIES & STOCKHOLDERS' DEFICIT

LIABILITIES
  Accounts payable and accrued expenses                                   $    177,900           $    193,822
  Accrued expenses - related parties and shareholders                          471,366                362,382
  Accrued interest                                                              50,370                 62,183
  Accrued interest - related parties and shareholders                          147,951                100,019
  Derivative liability                                                       1,587,305                802,102
  Investor deposit                                                             220,000                220,000
  Loan from related party                                                      100,000                     --
  Notes payable                                                                145,500                145,500
  Notes payable to shareholders                                                495,679                495,679
                                                                          ------------           ------------
      Total current liabilities                                              3,396,071              2,381,687
                                                                          ------------           ------------
STOCKHOLDERS' DEFICIT
  Preferred A stock, $250 par value, 10,000 shares authorized;
   96 shares issued and outstanding                                             24,000                 24,000
  Preferred C stock, $.001 par value, 3,000,000 shares authorized;
   3,000,000 and 2,000,000 shares issued and outstanding                         3,000                  3,000
  Preferred D stock,  $.001 par value, 10,000,000 shares authorized;
   215,000 and 172,680 shares issued and outstanding                               215                    195
  Preferred E stock, $.001 par value, 50,000,000 shares authorized;
   275,800 and 30,800 shares issued and outstanding                                270                     25
  Preferred F stock, $.001 par value, 3,000,000 shares authorized;
   20,000 shares issued and outstanding                                             20                     20
  Common stock; $.00001 par value, 5,950,000,000 shares authorized;
   4,678,110,750 and 3,927,674,124 issued and outstanding                       46,782                 42,700
  Additional paid-in capital                                                10,461,536             10,170,883
  Accumulated deficit - Prior to reentering development stage               (5,534,336)            (5,534,336)
  Accumulated deficit - From inception of reentering development
   stage on 4/1/2007                                                        (8,375,956)            (7,080,130)
  Other comprehensive loss                                                      (3,525)                (3,428)
  Noncontrolling interest                                                           --                     --
                                                                          ------------           ------------
      Total stockholders' deficit                                           (3,377,994)            (2,377,071)
                                                                          ------------           ------------

      Total liabilities and stockholders' deficit                         $     18,077           $      4,616
                                                                          ============           ============


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                              Cumulative Since
                                                                                                                Re-entering
                                                                                                                Development
                                                 Three Months Ended June 30,     Six Months Ended June 30,         Stage
                                                ----------------------------   ----------------------------      4/01/2007 -
                                                    2011            2010           2011             2010         6/30/2011
                                                ------------    ------------   ------------     ------------    ------------
Revenues                                        $        --     $        --    $        --      $        --     $        --
Cost of sales                                            --              --             --               --              --
                                                -----------     -----------    -----------      -----------     -----------
Gross profit                                             --              --             --               --              --
                                                -----------     -----------    -----------      -----------     -----------
Operating expenses:
  General and administrative                        199,577         123,508        473,934          242,078       2,725,884
  Goodwill impairment                                    --              --             --               --       1,303,277
  Depreciation and amortization                          --              --             --               --           3,658
                                                -----------     -----------    -----------      -----------     -----------
Total operating expenses                            199,577         123,508        473,934          242,078       4,032,819
                                                -----------     -----------    -----------      -----------     -----------

Operating loss                                     (199,577)       (123,508)      (473,934)        (242,078)     (4,032,819)
                                                -----------     -----------    -----------      -----------     -----------
Other income (expense):
  Interest income                                        --              --             --               --             374
  Interest expense                                  (18,543)        (19,352)       (36,690)         (48,377)     (2,622,315)
  Loss on settlement                                     --              --             --               --         (23,500)
  Loss on investment                                     --              --             --               --        (115,750)
  Gain/(Loss) on extinguishment of debt                  --              --             --               --          32,097
  Gain on disposal of assets                             --              --             --               --           2,565
  Change in fair value of derivative liability     (607,355)         74,055       (785,202)         811,049      (1,587,304)
  Minority interest in net loss of subsidiary            --              --             --               --          15,000
  Other income (expense)                                 --              --             --               45           3,855
                                                -----------     -----------    -----------      -----------     -----------
Total other income (expense)                       (625,898)         54,703       (821,892)         762,717      (4,294,978)
                                                -----------     -----------    -----------      -----------     -----------

Income / (Loss) from continuing operations      $  (825,475)    $   (68,805)   $(1,295,826)     $   520,639     $(8,327,797)
                                                -----------     -----------    -----------      -----------     -----------


     See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                   (CONTINUED)

                                                                                                                  Cumulative Since
                                                                                                                     Re-entering
                                                                                                                     Development
                                                Three Months Ended June 30,          Six Months Ended June 30,         Stage
                                             --------------------------------    --------------------------------    4/01/2007 -
                                                  2011              2010              2011              2010         6/30/2011
                                             --------------    --------------    --------------    --------------  --------------
Income / (Loss) from continuing operations   $     (825,475)   $      (68,805)   $   (1,295,826)   $      520,639  $   (8,327,797)
                                             --------------    --------------    --------------    --------------  --------------
Discontinued operations:
  Income (loss) from operations of
   discontinued business                                 --                --                --                --         (20,063)
  Income (loss) on disposal of assets                    --                --                --                --          61,058
                                             --------------    --------------    --------------    --------------  --------------
Income (loss) on discontinued operations                 --                --                --                --          40,995
                                             --------------    --------------    --------------    --------------  --------------
Net Income / (loss)                                (825,475)          (68,805)       (1,295,826)          520,639      (8,286,802)

Preferred dividend                                       --                --                --                --         (89,154)
                                             --------------    --------------    --------------    --------------  --------------
Net Income / (loss) attributable to
 common shareholders                               (825,475)          (68,805)       (1,295,826)          520,639      (8,375,956)
Other comprehensive income
  Foreign currency translation                          (97)           (2,306)              (97)           (2,295)         (3,525)
                                             --------------    --------------    --------------    --------------  --------------
Comprehensive income / (loss)                $     (825,572)   $      (71,111)   $   (1,295,923)   $      518,344  $   (8,379,481)
                                             ==============    ==============    ==============    ==============  ==============

Net income / (loss) per common share -
 basic and diluted
   Continuing operations                     $        (0.00)   $        (0.00)   $        (0.00)   $         0.00
                                             ==============    ==============    ==============    ==============
   Discontinued operations                   $           --    $           --    $           --    $           --
                                             ==============    ==============    ==============    ==============
   Net Income (loss) per common share        $        (0.00)   $        (0.00)   $        (0.00)   $         0.00
                                             ==============    ==============    ==============    ==============
Weighted average common shares outstanding:
   Basic                                      4,269,947,486       340,829,865     4,269,947,486       340,829,865
                                             ==============    ==============    ==============    ==============
   Diluted                                    5,950,000,000     3,950,000,000     5,950,000,000     3,950,000,000
                                             ==============    ==============    ==============    ==============


     See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    Cumulative Since
                                                                                                      Re-entering
                                                                                                      Development
                                                                      Six Months Ended June 30,          Stage
                                                                    ----------------------------       4/01/2007 -
                                                                        2011            2010           6/30/2011
                                                                    ------------    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income /(loss) from continuing operations                     $(1,295,826)    $   520,639      $(8,375,956)
  Adjustments to reconcile net income (loss) to net
   cash used by operating activities:
     Depreciation                                                            --              --            3,658
     Impairment of goodwill                                                  --              --        1,303,277
     Amortization of debt discounts                                          --              --          128,933
     Loss /(Gain) on extinguishment of debt                                  --              --          (70,843)
     Loss on Investments                                                     --              --          115,750
     Interest expense associated with beneficial
      conversion feature                                                     --           2,788        2,165,375
     Change in fair value of derivative liability                       785,203        (811,049)       1,587,306
     Director stock based compensation                                       --              --          150,000
     Preferred stock issued for services                                245,000              --          245,000
     Common stock issued for services                                        --              --          394,519
     Common stock issued for settlement                                      --              --           13,500
     Gain on disposal of equipment                                           --              --           (2,565)
     Minority interest in net loss of subsidiary                             --              --          (15,000)
  Change in assets and liabilities:
     Prepaid expenses and other assets                                       --              --              529
     Accounts payable and accrued expenses                              129,181         101,128          997,007
                                                                    -----------     -----------      -----------
          Net cash used in continuing operations                       (136,442)       (186,494)      (1,359,510)
          Net income (loss) from discontinued operations                     --              --           40,995
          Net cash provided by (used in) discontinued operations             --              --          (83,796)
                                                                    -----------     -----------      -----------
          Net cash used in operating activities                        (136,442)       (186,494)      (1,402,311)
                                                                    -----------     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on investment                                                      --              --          (80,750)
                                                                    -----------     -----------      -----------
          Net cash used in continuing operations                             --              --          (80,750)
                                                                    -----------     -----------      -----------
          Net cash provided by in investing activities              $        --     $        --      $   (80,750)
                                                                    -----------     -----------      -----------


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                                                                                                    Cumulative Since
                                                                                                      Re-entering
                                                                                                      Development
                                                                      Six Months Ended June 30,          Stage
                                                                    ----------------------------       4/01/2007 -
                                                                        2011            2010           6/30/2011
                                                                    ------------    ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                         $   100,000     $        --      $   180,000
  Proceeds from notes payable                                                --              --          628,876
  Proceeds from investor deposit, net                                        --         230,000          220,000
  Repayments of notes payable                                                --              --          (34,448)
  Proceeds from issuance of preferred stock                              50,000              --          255,301
  Proceeds from issuance of common stock                                     --              --          180,464
  Proceeds from issuance of common stock for asset purchase                  --              --            6,206
  Proceeds from exercise of stock options                                    --              --            4,375
                                                                    -----------     -----------      -----------
          Net cash provided by financing activities                     150,000         230,000        1,440,774
                                                                    -----------     -----------      -----------

Effect of exchange rate changes on cash                                     (97)         (2,295)          (3,525)
                                                                    -----------     -----------      -----------
Cash and cash equivalents:
  Increase (decrease) in cash                                            13,461          41,211          (45,812)

CASH, beginning of period                                                 1,605          12,514           60,878
                                                                    -----------     -----------      -----------
CASH, end of period                                                 $    15,066     $    53,725      $    15,066
                                                                    ===========     ===========      ===========
SUPPLEMENTAL DISCLOSURES:
  Tax paid                                                          $        --     $        --      $     4,800
                                                                    ===========     ===========      ===========
  Cash paid for interest                                            $       348     $       235      $     1,849
                                                                    ===========     ===========      ===========
Non-cash discontinued operation activities:
  Employee stock based compensation                                 $        --     $        --      $    30,698
  Issuance of common stock for debt                                 $        --     $        --      $   389,360

Non-cash financing and investing activities:
  Issuance of note for accrued expenses                             $        --     $        --      $   201,026
  Issuance of common stock by conversion of preferred stock D       $    30,000     $    44,640      $   273,490
  Issuance of common stock for payment of debt                      $        --     $   100,243      $   947,506
  Issuance of common stock for settlement                           $        --     $        --      $    13,500
  Cancelation of Rosetop project and related Preferred E Stock      $        --     $        --      $  (315,000)
  Issuance of common stock for Purchase of Company                  $        --     $        --      $ 1,300,000


      See accompanying notes to condensed consolidated financial statements

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2011


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

The Company has engaged a Chinese law firm to conduct the due diligence, as well an audit firm to conduct the audit as required for the merge. Result and progress of such due diligence and audit will be announced once they are completed.

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

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2011


RECLASSIFICATION

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

INTANGIBLE ASSETS

The license agreement was abandoned in accordance with FASB Accounting Codification Standards 360-10-20 (previous guidance Statement of Accounting No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets") and consequently the remaining value of the asset was fully amortized as of June 30, 2011 and 2010.

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

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2011


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

Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for quarters ended June 30, 2011 and 2010 (denoted in Hong Kong dollars per one U.S. dollar):

                                                   2011               2010
                                                 -------            -------
Current exchange rate at June 30, HKD            7.78321            7.78382
Weighted average exchange rate                   7.77700            7.77800


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. If the Company resulted in net income for the quarter ended, common stock equivalents would be included from diluted net income per share. However, the Company incurred net loss for the quarters ended June 30, 2011 and 2010, common stock equivalents were excluded from diluted net loss per share as their effect would be anti-dilutive.

STOCK-BASED COMPENSATION

FASB Accounting Codification Standards (ACS) Topic 825, "Compensation - Stock Compensation" (previous guidance Statement of Accounting Standards SFAS No. 123R, "Share-Based Payment") requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period
(usually the vesting period). During the quarter ended June 30, 2011, the Company issued 245,000 shares of Preferred Series E Stock to four individuals for their consultation services provided from November 2010 to May 2011. During quarter ended June 30, 2010, the Company did not recognize any of compensation

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2011


expense associated with stock-based compensation. Under FASB ACS Topic 825, the expense recognition for variable awards is the same under the intrinsic value and the fair value methods.

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

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. As of June 30, 2011, the Company has incurred net loss from operations prior to re-entering the development stage and has a stockholders' deficit of $5,534,336. Since the inception of reentering the development stage on April 1, 2007, the Company has accumulated deficit of $8,375,956 as of June 30, 2011. The Company has a working capital deficit of $3,379,994 for the quarter then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2011


The Company has entered into negotiation with a private owned company in China for a possible merger and joint venture and will announce the terms and condition of such merger or joint venture if the transaction proceeds and when there is a signed LOI, MOU or a binding agreement.

In the past year, the Company funded operations through an investor's deposit. For the coming quarter, the Company plans to continue to fund the Company through debt and securities sales and issuances, focus on a possible joint venture or merger until the company generates revenues through the operations of such merged company or joint venture as stated above.

NOTE 4: NOTES PAYABLE & DEBT DISCOUNTS

The chart below summarizes the Notes Payable & Debt Discounts of the Company as of June 30, 2011. The Company is technically in default on its promissory notes to the persons or entities detailed hereafter, most of which notes matured on December 31, 2009. The Company is currently working with the note holders to restructure the terms of such notes and extend the maturity dates. The interest rate for these loans will be at 12% in 2011 since they were default as of December 31, 2009.

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

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2011


   12%  Interest;  principal  of $37,133;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized  discounted  related  to the debt  discount  of $0         37,133
   12% Interest; principal of $5,000; convertible to common stock based  on 75% of  average  price;  due on  10/28/2009,  net of
   unamortized discount related to the debt discount of $0                 5,000
   12%  Interest;  principal  of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized  discount  related to the debt  discount of $3,271         10,000
   12%  Interest;  principal  of $13,000;  convertible  to common stock based on 75% of average price;  due on 8/1/2009,  net of
   unamortized discount related to the debt discount of $0                13,000
   12% Interest; principal of $7,209; convertible to common stock based  on 75% of  average  price;  due on  12/31/2009,  net of
   unamortized  discounted  related  to the debt  discount  of $0          7,209
   12%  Interest;  principal  of $23,847;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized  discounted  related  to the debt  discount  of $0         23,847
   12%  Interest;  principal  of $20,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized discount related to the debt discount of $0                20,000
   12%  Interest;  principal  of $25,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized discount related to the debt discount of $0                25,000
   12%  Interest;  principal  of $70,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized discount related to the debt discount of $0                70,000
   12%  Interest;  principal  of $36,867;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized  discounted  related  to the debt  discount  of $0         36,867
   12%  Interest;  principal  of $73,977;  convertible  to common stock based on 75% of average price;  due on 7/1/2009,  net of
   unamortized discount related to the debt discount of $0                73,977
   12% Interest; principal of $1,112; convertible to common stock based  on 75% of  average  price;  due on  12/31/2009,  net of
   unamortized  discounted  related  to the debt  discount  of $0          1,112
   12%  Interest;  principal  of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized discount related to the debt discount of $0                10,000
   12%  Interest;  principal  of $15,000;  convertible  to common stock based on 75% of average price; due on 10/29/2009, net of
   unamortized discount related to the debt discount of $0                15,000
   12%  Interest;  principal  of $50,240;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized discount related to the debt discount of $0                50,239
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                          $495,679
                                                                        ========
SHORT TERM NOTES PAYABLE:
   12%  Interest;  principal  of $50,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized discount related to the debt discount of $0                50,000

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2011


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
                                                                        ========

NOTE 5: STOCKHOLDERS' EQUITY

PREFERRED STOCK

On November 15, 2010, the Company retained Mr. Cheng Kim Man Edwin as its consultant for services to be provided for six months. The compensation shall be shares of Preferred Stock Series E equivalent to US$35,000 distributable at the end of six months on May 15, 2011. Accordingly, 35,000 shares of Preferred Series E Stock were issued on May 15, 2011.

On November 15, 2010, the Company retained Mr. Jack Sze as its consultant for services to be provided for six months. The compensation shall be shares of Preferred Stock Series E equivalent to US$50,000 distributable at the end of six months on May 15, 2011. Accordingly, 50,000 shares of Preferred Series E Stock were issued on May 15, 2011.

On November 15, 2010, the Company retained Mr. Tang Chong Yin as its consultant for services to be provided for six months. The compensation shall be shares of Preferred Stock Series E equivalent to US$80,000 distributable at the end of six months on May 15, 2011. Accordingly, 80,000 shares of Preferred Series E Stock were issued on May 15, 2011.

On November 15, 2010, the Company retained Mr. Barry Grama as its consultant for services to be provided for six months. The compensation shall be shares of Preferred Stock Series E equivalent to US$80,000 distributable at the end of six months on May 15, 2011. Accordingly, 80,000 shares of Preferred Series E Stock were issued on May 15, 2011.

On June 29, 2011, CEPA Group Pacific Holdings Ltd. converted 15,000 of its 20,000 shares of Preferred Stock Series D equivalent to $15,000 into 204,081,632 shares of common stock.

On June 29, 2011, Chen Yunxia converted 15,000 of her 20,000 shares of Preferred Stock Series D equivalent to $15,000 into 204,081,632 shares of common stock.

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2011


COMMON STOCK

On October 1, 2010, the Company has increased its authorized shares of Common Stock to 5,950,000,000 shares. On June 29, 2011, there were 30,000 shares of Preferred Stock Series D being converted into 408,163,264 shares of common stock.

NOTE 6: DERIVATIVE LIABILITY

As of June 30, 2011, the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 97,970,798,761 shares. The Company's Chief Executive Officer, Kenneth Yeung, hold 3,000,000 shares of Series C Preferred Stock that are convertible into 81,632,653,061 common shares of the Company.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant is more than the fair value of common stock of $0.0001 per share on June 30, 2011. The remaining common stock equivalent of 16,338,145,700 shares has been accounted for as a derivative liability. Accordingly, the excess common stock equivalents exceeding the total common stock available for issue is marked to market through earnings at the end of each reporting period. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 428.17%, a contractual life of approximately a year, a zero dividend rate, 0.19% risk free interest rate, exercise price of $0.00007810 and the fair value of common stock of $0.0001 per share as of June 30, 2011, the Company determined the allocated fair value of the derivative liability. The Company reflected a loss of $607,355 in the quarter ended June 30, 2011 to adjust the derivative liability to $1,587,305 as of the quarter-end, representing the initial fair value of excess common stock equivalents exceeding the total common stock available for issuance.

We adopted ASC Topic 820 (originally issued as SFAS 157, "Fair Value Measurements") as of January 1, 2008 for financial instruments measured at fair value on a recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). These tiers include:

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

                INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2011


                                       Quoted Prices
                                         in Active    Significant
                                         Market for      Other      Significant
                                         Identical     Observable   Unobservable
                                           Assets        Inputs        Inputs
                            Total        (Level 1)     (Level 2)     (Level 3)
                          ----------    ----------    ----------    ----------
Liabilities
  Derivative liability    $1,587,305    $       --    $       --    $1,587,305
                          ----------    ----------    ----------    ----------
Total liabilities
 measured at fair value   $1,587,305    $       --    $       --    $1,587,305
                          ==========    ==========    ==========    ==========

The table below presents our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2011. We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

                                                              Three months ended
                                                                June 30, 2011
                                                                -------------

Opening balance on April 1, 2011                                 $  979,950
Change in fair value of derivative liabilities                      607,355
                                                                 ----------
Closing balance on June 30, 2011                                 $1,587,305
                                                                 ==========

Total loss included in the statement of operations for the
 change in fair value of derivative liability                    $  607,355
                                                                 ==========

NOTE 7: LOAN FROM RELATED PARTIES

The Company received a loan in the amount of $100,000 from Allied Consultants, Inc. 401(K) Plan Trust (ACI). This is a related party transaction as ACI's president, Nelson Yeung, is the Company's CEO, Kenneth Yeung's brother. This loan is non-interest bearing and it is due at anytime or in two equal installment of $50,000 on December 15, 2011 and January 15, 2012.

NOTE 8:  SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS - THE QUARTER ENDED JUNE 30, 2011 COMPARED TO THE QUARTER ENDED JUNE 30, 2010

     Since discontinuing the prior business and re-entering the development stage as of April 1, 2007 the Company's results of operations has changed. There are no revenues during the current development stage as we are in the process of starting our manufacturing process.

     For the quarter ended June 30, 2011, Operating Expense for current operations totaled $199,577 which is more than the quarter ended June 30, 2010's Operating Expense of $123,508. The increase of $76,069 in Operating Expenses between the two quarters ended 2011 and 2010 was mostly attributed to the increase in professional and consulting fees.

     There is a significant change in the fair value of derivative. As of June 30, 2011, change in fair value of derivative resulted in a decrease of $681,410. This decrease in the fair value of derivative is resulted from the liability of derivative that was more than that on June 30, 2010. The change in the fair value of derivative is resulted from the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 97,970,798,761 shares. The Company's Chief Executive Officer, Kenneth Yeung, hold 3,000,000 shares of Series C Preferred Stock that are convertible into 81,632,653,061 common shares of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant exceeds the fair value of common stock of $0.0001 per share on June 30, 2011. The remaining common stock equivalent of 16,338,145,700 shares has been accounted for as a derivative liability. The fair value of the derivative of $1,587,305 was determined by utilizing the Black-Scholes valuation model.

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

     Additionally, we may experience a cash shortfall and be required to raise additional capital. In the quarter ended June 30, 2011 we relied on funds from the investor deposit and the issuance of preferred stock. Management may raise additional capital through future public or private offerings of our stock or through loans from private investors, although there can be no assurance that we will be able to obtain such financing. Our failure to do so could have a material and adverse affect upon us and our shareholders.

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

   12%  Interest;  principal  of $37,133;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized  discounted  related  to the debt  discount  of $0         37,133
   12% Interest; principal of $5,000; convertible to common stock based  on 75% of  average  price;  due on  10/28/2009,  net of
   unamortized discount related to the debt discount of $0                 5,000
   12%  Interest;  principal  of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized  discount  related to the debt  discount of $3,271         10,000
   12%  Interest;  principal  of $13,000;  convertible  to common stock based on 75% of average price;  due on 8/1/2009,  net of
   unamortized discount related to the debt discount of $0                13,000
   12% Interest; principal of $7,209; convertible to common stock based  on 75% of  average  price;  due on  12/31/2009,  net of
   unamortized  discounted  related  to the debt  discount  of $0          7,209
   12%  Interest;  principal  of $23,847;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized  discounted  related  to the debt  discount  of $0         23,847
   12%  Interest;  principal  of $20,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized discount related to the debt discount of $0                20,000
   12%  Interest;  principal  of $25,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized discount related to the debt discount of $0                25,000
   12%  Interest;  principal  of $70,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized discount related to the debt discount of $0                70,000
   12%  Interest;  principal  of $36,867;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized  discounted  related  to the debt  discount  of $0         36,867
   12%  Interest;  principal  of $73,977;  convertible  to common stock based on 75% of average price;  due on 7/1/2009,  net of
   unamortized discount related to the debt discount of $0                73,977
   12% Interest; principal of $1,112; convertible to common stock based  on 75% of  average  price;  due on  12/31/2009,  net of
   unamortized  discounted  related  to the debt  discount  of $0          1,112
   12%  Interest;  principal  of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized discount related to the debt discount of $0                10,000
   12%  Interest;  principal  of $15,000;  convertible  to common stock based on 75% of average price; due on 10/29/2009, net of
   unamortized discount related to the debt discount of $0                15,000
   12%  Interest;  principal  of $50,240;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized discount related to the debt discount of $0                50,239
                                                                        --------
TOTAL SHORT TERM NOTES PAYABLE TO SHAREHOLDERS                          $495,679
                                                                        ========
SHORT TERM NOTES PAYABLE:
   12%  Interest;  principal  of $50,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized discount related to the debt discount of $0                50,000
   12%  Interest;  principal  of $50,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized discount related to the debt discount of $0                50,000
   12%  Interest;  principal  of $15,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized discount related to the debt discount of $0                15,000

   12%  Interest;  principal  of $10,000;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized discount related to the debt discount of $0                10,000
   12%  Interest;  principal  of $20,500;  convertible  to common stock based on 75% of average price; due on 12/31/2009, net of
   unamortized discount related to the debt discount of $0                20,500
   Non-interest  bearing;  principal of $100,000;  no  conversion
   feature; due on demand                                                100,000
                                                                        --------
  TOTAL SHORT TERM NOTES PAYABLE                                        $245,500
                                                                        ========

QUARTER ENDED JUNE 30, 2011

     As of June 30, 2011, the Company's current assets were $16,077 and its current liabilities were $3,396,071, resulting in a working capital deficit of $3,379,994. As of June 30, 2011, current assets were comprised of (i) $15,066 in cash; (ii) $1,011 in other current assets.

     As of June 30, 2011, current liabilities were comprised of (i) $1,587,305 in derivative liability; (ii) $495,679 in notes payable to stockholders and $245,500 in notes payable; (ii) $376,221 in accounts payable and accrued expenses and $471,366 of other amounts due to shareholders.

     For six months ended June 30, 2011, net cash flows used in operating activities were $136,442 compared to net cash flows used in operating activities of $186,494, before the net cash used in and provided by discontinued operations, for the same six months ended a year ago on June 30, 2010. The decrease of $50,052 during the six months ended June 30, 2011 were primarily due to the change in fair value of derivative liability and interest expense associated with beneficial conversion feature.

     For six months ended June 30, 2011 and 2010, net cash flows used in investing activities were both at $0.

     For six months ended June 30, 2011, net cash flows provided by financing activities was $150,000 compared to net cash flows provided by financing activities of $230,000 for the same six months ended a year ago on June 30, 2010. Cash inflow in 2011 consisted of the sale of preferred stock and proceeds from loan while for the same period in 2010 there was a deposit from an investor for the FHH Sino merger.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

     We conducted an evaluation under the supervision and with the participation of our management, including Kenneth Yeung, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010, and again as of June 30, 2011, that our disclosure controls and procedures have been improved and were maintained effectively at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and again at June 30, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of June 30, 2011, December 31, 2010 and 2009 during our assessment of our internal control over financial reporting as follows:

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

     We had engaged a regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer surmised that the Company has improved the effective internal control over financial reporting as of December 31, 2010, and again as of June 30, 2011.

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

     We believe that the above five initiatives had been at least partially, if not fully, implemented by the end of 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2011.

CONCLUSION

     The above identified improvement, material weaknesses and deficiency did not result in material audit adjustments to our 2010 or 2009 financial statements. However, it is reasonably possible that, if not re-mediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

     Our Annual Report on Form 10-K for 2010 did not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in its Annual Report.

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended June 30, 2011, we did not make any changes in Internal Control over Financial Reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On July 21, 2011, the Company was served with a Complaint in a case styled A-Squared Holdings, LLC, f/k/a Damascus Group LLC, et al. v. International Business Technologies Group, Inc. , Case No. 11CV2217, District Court, Jefferson County, Colorado. The suit is alleges claims for money damages in the amount of $62,000 plus attorneys fees and court costs. The Company believes the lawsuit is spurious, totally without merit and is an attempt to extort money from the Company on the basis of false claims. The Company also believes that it previously settled this matter. The Company also believes that the plaintiffs are barred from bringing the suit because of statute of limitations. The Company intends to vigorously contest this lawsuit.

ITEM 1A. RISK FACTORS.

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Since March 31, 2010, the Company has issued the following securities without registration under the Securities Act of 1933, which were not previously reported:

                      Number of           Aggregate           Nature of
Date of Issue       Shares Issued        Sales Price         Transaction
-------------       -------------        -----------         -----------
June 2011            204,081,632          $15,000         Conversion of Series D
                                                             Preferred Stock

June 2011            204,081,632          $15,000         Conversion of Series D
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

21*        Subsidiaries of the Company

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

                                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.


Date: August 10, 2011            /s/ Kenneth Yeung
                                 -----------------------------------------------
                                 Kenneth Yeung
                                 President, Chief Executive Officer and Chief
                                 Financial Officer (Principal Accounting,
                                 Executive and Financial Officer)