Form 10-Q
period 2011-09-30
International Building Technologies Group, Inc.
filed 2011-11-18
CIK 1075993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2011

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE TRANSITION FROM _________ TO ________.

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

                                 (626) 581-8500
                        (Registrant's telephone number:)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2011, there were 4,678,110,750 outstanding shares of the Registrant's Common Stock, $0.00001 par value.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                               Report on Form 10-Q

                    For the Quarter Ended September 30, 2011

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.................................................. 3

        Condensed Consolidated Balance Sheets................................. 3

        Condensed Consolidated Statements of Operations....................... 5

        Condensed Consolidated Statements of Cash Flows....................... 7

        Notes................................................................. 9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................18

Item 3. Quantitative and Qualitative Disclosures about Market Risk............21

Item 4. Controls and Procedures...............................................21

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................24

Item 1A. Risk Factors.........................................................24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........24

Item 3. Defaults Upon Senior Securities.......................................24

Item 4. (Removed and Reserved)................................................24

Item 5. Other Information.....................................................24

Item 6. Exhibits..............................................................25

SIGNATURES....................................................................28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                  September 30,      December 31,
                                      2011              2010
                                    --------          --------
                                  (Unaudited)

                                     ASSETS

Cash                                $  3,492          $  1,605
Other current assets                   1,011             1,011
                                    --------          --------
      TOTAL CURRENT ASSETS             4,503             2,616
                                    --------          --------
Other assets                           2,000             2,000
                                    --------          --------

      TOTAL ASSETS                  $  6,503          $  4,616
                                    ========          ========


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                       September 30,          December 31,
                                                                           2011                   2010
                                                                       ------------           ------------
                                                                        (Unaudited)
                       LIABILITIES & STOCKHOLDERS' DEFICIT

LIABILITIES
  Accounts payable and accrued expenses                                $    200,124           $    193,822
  Accrued expenses - related parties and shareholders                       537,579                362,382
  Accrued interest                                                           68,692                 62,183
  Accrued interest - related parties and shareholders                       147,951                100,019
  Derivative liability                                                    1,679,690                802,102
  Investor deposit                                                          220,000                220,000
  Loan from related party                                                   100,000                     --
  Notes payable                                                             145,500                145,500
  Notes payable to shareholders                                             495,679                495,679
                                                                       ------------           ------------
      TOTAL CURRENT LIABILITIES                                           3,595,215              2,381,687
                                                                       ------------           ------------

STOCKHOLDERS' DEFICIT
  Preferred A stock, $250 par value, 10,000 shares
   authorized; 96 shares issued and outstanding                              24,000                 24,000
  Preferred C stock, $.001 par value, 3,000,000 shares
   authorized; 3,000,000 and 2,000,000 shares issued and outstanding          3,000                  3,000
  Preferred D stock,  $.001 par value, 10,000,000 shares
   authorized; 215,000 and 172,680 shares issued and outstanding                215                    195
  Preferred E stock, $.001 par value, 50,000,000 shares
   authorized; 275,800 and 30,800 shares issued and outstanding                 270                     25
  Preferred F stock, $.001 par value, 3,000,000 shares
   authorized; 20,000 shares issued and outstanding                              20                     20
  Common stock; $.00001 par value, 5,950,000,000 shares
   authorized; 4,678,110,750 and 3,927,674,124 issued and outstanding        46,782                 42,700
  Additional paid-in capital                                             10,461,536             10,170,883
  Accumulated deficit - Prior to reentering development stage            (5,534,336)            (5,534,336)
  Accumulated deficit - From inception of reentering
   development stage on 4/1/2007                                         (8,586,664)            (7,080,130)
  Other comprehensive loss                                                   (3,535)                (3,428)
  Noncontrolling interest                                                        --                     --
                                                                       ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                        (3,588,712)            (2,377,071)
                                                                       ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $      6,503           $      4,616
                                                                       ============           ============


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                Cumulative Since
                                                                                                                  Re-entering
                                                     Three Months Ended                Nine Months Ended          Development
                                                        September 30,                     September 30,              Stage
                                                ---------------------------      ----------------------------      4/01/2007 -
                                                    2011            2010             2011            2010          9/30/2011
                                                ------------    ------------     ------------    ------------     ------------
Revenues                                        $         --    $         --     $         --    $         --     $         --
Cost of sales                                             --              --               --              --               --
                                                ------------    ------------     ------------    ------------     ------------
Gross profit                                              --              --               --              --               --
                                                ------------    ------------     ------------    ------------     ------------

OPERATING EXPENSES:
  General and administrative                          99,808         100,435          573,742         342,513        2,825,692
  Goodwill impairment                                     --              --               --              --        1,303,277
  Depreciation and amortization                           --              --               --              --            3,658
                                                ------------    ------------     ------------    ------------     ------------
TOTAL OPERATING EXPENSES                              99,808         100,435          573,742         342,513        4,132,627
                                                ------------    ------------     ------------    ------------     ------------

Operating loss                                       (99,808)       (100,435)        (573,742)       (342,513)      (4,132,627)
                                                ------------    ------------     ------------    ------------     ------------
OTHER INCOME (EXPENSE):
  Interest income                                         --              --               --              --              374
  Interest expense                                   (18,515)        (20,085)         (55,205)        (68,462)      (2,640,830)
  Loss on settlement                                      --              --               --              --          (23,500)
  Loss on investment                                      --              --               --              --         (115,750)
  Gain/(Loss) on extinguishment of debt                   --              --               --              --           32,097
  Gain on disposal of assets                              --              --               --              --            2,565
  Change in fair value of derivative liability       (92,385)        270,406         (877,587)      1,081,454       (1,679,689)
  Minority interest in net loss of subsidiary             --              --               --              --           15,000
  Other income (expense)                                  --              --               --              45            3,855
                                                ------------    ------------     ------------    ------------     ------------
TOTAL OTHER INCOME (EXPENSE)                        (110,900)        250,321         (932,792)      1,013,037       (4,405,878)
                                                ------------    ------------     ------------    ------------     ------------

Income/(Loss) from continuing operations        $   (210,708)   $    149,886     $ (1,506,534)   $    670,524     $ (8,538,505)
                                                ------------    ------------     ------------    ------------     ------------


     See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                   (CONTINUED)

                                                                                                                Cumulative Since
                                                                                                                  Re-entering
                                                                                                                  Development
                                            Three Months Ended September 30,    Nine Months Ended September 30,      Stage
                                            -------------------------------   --------------------------------     4/01/2007 -
                                                 2011             2010             2011              2010          9/30/2011
                                            --------------   --------------   --------------    --------------   --------------
Income/(Loss) from continuing operations    $     (210,708)  $      149,886   $   (1,506,534)   $      670,524   $   (8,538,505)
                                            --------------   --------------   --------------    --------------   --------------
DISCONTINUED OPERATIONS:
  Income (loss) from operations of
   discontinued business                                --               --               --                --          (20,063)
  Income (loss) on disposal of assets                   --               --               --                --           61,058
                                            --------------   --------------   --------------    --------------   --------------
Income (loss) on discontinued operations                --               --               --                --           40,995
                                            --------------   --------------   --------------    --------------   --------------
Net Income / (loss)                               (210,708)         149,886       (1,506,534)          670,524       (8,497,510)

Preferred dividend                                      --               --               --                --          (89,154)
                                            --------------   --------------   --------------    --------------   --------------
Net Income / (loss) attributable to common
 shareholders                                     (210,708)         149,886       (1,506,534)          670,524       (8,586,664)
OTHER COMPREHENSIVE INCOME
  Foreign currency translation                         (10)            (577)            (107)           (2,871)          (3,535)
                                            --------------   --------------   --------------    --------------   --------------

Comprehensive income/(loss)                 $     (210,718)  $      149,309   $   (1,506,641)   $      667,653   $   (8,590,199)
                                            ==============   ==============   ==============    ==============   ==============
Net income/(loss) per common share
 - basic and diluted
   Continuing operations                    $        (0.00)  $         0.00   $        (0.00)   $         0.00
                                            ==============   ==============   ==============    ==============

Discontinued operations                     $           --   $           --   $           --    $           --
                                            ==============   ==============   ==============    ==============

Net Income (loss) per common share          $        (0.00)  $         0.00   $        (0.00)   $         0.00
                                            ==============   ==============   ==============    ==============
Weighted average common shares
 outstanding:
   Basic                                     4,678,110,750    3,690,270,009    4,410,487,218     3,014,486,425
                                            ==============   ==============   ==============    ==============
   Diluted                                              --    3,950,000,000               --     3,950,000,000
                                            ==============   ==============   ==============    ==============


     See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                            Cumulative Since
                                                                                                              Re-entering
                                                                                                              Development
                                                                       Nine Months Ended September 30,           Stage
                                                                      --------------------------------         4/01/2007 -
                                                                          2011                2010             9/30/2011
                                                                      ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income /(loss) from continuing operations                       $ (1,506,534)       $    670,524        $ (8,586,664)
  Adjustments to reconcile net income (loss) to net cash
   used by operating activities:
     Depreciation                                                               --                  --               3,658
     Impairment of goodwill                                                     --                  --           1,303,277
     Amortization of debt discounts                                             --                  --             128,933
     Loss/(Gain) on extinguishment of debt                                      --                  --             (70,843)
     Loss on Investments                                                        --                  --             115,750
     Interest expense associated with beneficial conversion feature             --               2,788           2,165,375
     Change in fair value of derivative liability                          877,587          (1,081,453)          1,679,690
     Director stock based compensation                                          --                  --             150,000
     Preferred stock issued for services                                   245,000                  --             245,000
     Common stock issued for services                                           --                  --             394,519
     Common stock issued for settlement                                         --                  --              13,500
     Gain on disposal of equipment                                              --                  --              (2,565)
     Minority interest in net loss of subsidiary                                --                  --             (15,000)
  Change in assets and liabilities:
     Prepaid expenses and other assets                                          --                  --                 529
     Accounts payable and accrued expenses                                 235,941             126,574           1,103,767
                                                                      ------------        ------------        ------------
           NET CASH USED IN CONTINUING OPERATIONS                         (148,006)           (281,567)         (1,371,074)
           NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS                       --                  --              40,995
           NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS               --                  --             (83,796)
                                                                      ------------        ------------        ------------
           NET CASH USED IN OPERATING ACTIVITIES                          (148,006)           (281,567)         (1,413,875)
                                                                      ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on investment                                                         --                  --             (80,750)
                                                                      ------------        ------------        ------------
           NET CASH USED IN CONTINUING OPERATIONS                               --                  --             (80,750)
                                                                      ------------        ------------        ------------
           NET CASH PROVIDED BY IN INVESTING ACTIVITIES               $         --        $         --        $    (80,750)
                                                                      ------------        ------------        ------------


      See accompanying notes to condensed consolidated financial statements

                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                                                                                                            Cumulative Since
                                                                                                              Re-entering
                                                                                                              Development
                                                                        Nine Months Ended September 30,          Stage
                                                                        -------------------------------        4/01/2007 -
                                                                           2011                 2010           9/30/2011
                                                                        ----------           ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                             $  100,000           $       --        $  180,000
  Proceeds from notes payable                                                   --                   --           628,876
  Proceeds from investor deposit, net                                           --              230,000           220,000
  Repayments of notes payable                                                   --                   --           (34,448)
  Proceeds from issuance of preferred stock                                 50,000               60,000           255,301
  Proceeds from issuance of common stock                                        --                   --           180,464
  Proceeds from issuance of common stock for asset purchase                     --                   --             6,206
  Proceeds from exercise of stock options                                       --                   --             4,375
                                                                        ----------           ----------        ----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                       150,000              290,000         1,440,774
                                                                        ----------           ----------        ----------

Effect of exchange rate changes on cash                                       (107)              (2,871)           (3,535)
                                                                        ----------           ----------        ----------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) in cash                                                1,887                5,563           (57,386)
  CASH, beginning of period                                                  1,605               12,514            60,878
                                                                        ----------           ----------        ----------

CASH, end of period                                                     $    3,492           $   18,077        $    3,492
                                                                        ==========           ==========        ==========
SUPPLEMENTAL DISCLOSURES:
  Tax paid                                                              $       --           $       --        $    4,800
                                                                        ==========           ==========        ==========
  Cash paid for interest                                                $      540           $      235        $    2,041
                                                                        ==========           ==========        ==========
NON-CASH DISCONTINUED OPERATION ACTIVITIES:
  Employee stock based compensation                                     $       --           $       --        $   30,698
  Issuance of common stock for debt                                     $       --           $       --        $  389,360

NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Issuance of note for accrued expenses                                 $       --           $       --        $  201,026
  Issuance of common stock by conversion of preferred stock D           $   30,000           $   94,820        $  273,490
  Issuance of common stock for payment of debt                          $       --           $  175,338        $  947,506
  Issuance of common stock for settlement                               $       --           $       --        $   13,500
  Issuance of Preferred E Stock for services                            $       --           $       --        $       --
  Cancelation of Rosetop project and related Preferred E Stock          $       --           $       --        $ (315,000)
  Issuance of common stock for Purchase of Company                      $       --           $       --        $1,300,000


      See accompanying notes to condensed consolidated financial statements

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Financial Statements
September 30, 2011
--------------------------------------------------------------------------------

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

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Financial Statements
September 30, 2011
--------------------------------------------------------------------------------

RECLASSIFICATION

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

INTANGIBLE ASSETS

The license agreement was abandoned in accordance with FASB Accounting Codification Standards 360-10-20 (previous guidance Statement of Accounting No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets") and consequently the remaining value of the asset was fully amortized as of September 30, 2011 and 2010.

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

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Financial Statements
September 30, 2011
--------------------------------------------------------------------------------

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

Relevant exchange rates used in the preparation of the financial statements of the subsidiary are as follows for quarters ended September 30, 2011 and 2010 (denoted in Hong Kong dollars per one U.S. dollar):

                                                     2011           2010
                                                     ----           ----
Current exchange rate at September 30, HKD          7.79290        7.75750
Weighted average exchange rate                      7.78560        7.77040

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. If the Company resulted in net income for the quarter ended, common stock equivalents would be included from diluted net income per share. The Company reported net income for the quarter ended September 30, 2010. However, the Company incurred net loss for the quarter ended June 30, 2011, common stock equivalents were then excluded from diluted net loss per share as their effect would be anti-dilutive.

STOCK-BASED COMPENSATION

FASB Accounting Codification Standards (ACS) Topic 825, "Compensation - Stock Compensation" (previous guidance Statement of Accounting Standards SFAS No. 123R, "Share-Based Payment") requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period
(usually the vesting period). During the quarter ended June 30, 2011, the Company issued 245,000 shares of Preferred Series E Stock to four individuals for their consultation services provided from November 2010 to May 2011. During quarter ended June 30, 2010, the Company did not recognize any of compensation expense associated with stock-based compensation. Under FASB ACS Topic 825, the expense recognition for variable awards is the same under the intrinsic value and the fair value methods.

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Financial Statements
September 30, 2011
--------------------------------------------------------------------------------

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

This deposit is treated as part of the funding to cover any expenses, fees or payables of the company that have been incurred during the period after the letter of intent (LOI) was executed and before the merger is completed. In the other words, it has been recognized as the funding to off-set the expenses, fees and accounts payables during this period. The expenses, fees and accounts payable incurred up to now already far exceed such amount of $230,000, so that no refund of the deposit will be possible.

The Company intends to merge with FHH Sino by exchanging the Company's common stock with FHH Sino's holding or subsidiary company. This merger will give the Company the opportunity to switch its nature of business into the energy sector, the ability to generate revenue and profit once the FHH Sino commences its operation, thus benefits our shareholders in the near future.

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and/or obtain financing as may be required. Since the inception of reentering the development stage on April 1, 2007, the Company has an accumulated deficit of $8,586,664 as of September 30, 2011. As of September 30, 2011, the Company has a stockholders' deficit of $3,588,712. The Company has a working capital deficit of $3,590,712 for the quarter then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Financial Statements
September 30, 2011
--------------------------------------------------------------------------------

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

NOTE 4: NOTES PAYABLE & DEBT DISCOUNTS

The chart below summarizes the Notes Payable & Debt Discounts of the Company as of September 30, 2011. The Company is technically in default on its promissory notes to the persons or entities detailed hereafter, most of which notes matured on December 31, 2009. The Company is currently working with the note holders to restructure the terms of such notes and extend the maturity dates. The interest rate for these loans will be at 12% in 2011 since they have been in default since December 31, 2009.

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

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Financial Statements
September 30, 2011
--------------------------------------------------------------------------------

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
                                                                       ========

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Financial Statements
September 30, 2011
--------------------------------------------------------------------------------

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
                                                                       ========

NOTE 5: STOCKHOLDERS' EQUITY

PREFERRED STOCK

There was no Preferred Stock issued during the quarter ended September 30, 2011.

COMMON STOCK

There was no Common Stock issued during the quarter ended September 30, 2011.

NOTE 6: DERIVATIVE LIABILITY

As of September 30, 2011, the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 103,177,224,470 shares. The Company's Chief Executive Officer, Kenneth Yeung, hold 3,000,000 shares of Series C Preferred Stock that are convertible into 85,714,285,714 common shares of the Company.

Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant is more than the fair value of common stock of $0.0001 per share on September 30, 2011. The remaining common stock equivalent of 17,462,938,756 shares has been accounted for as a derivative liability. Accordingly, the excess common stock equivalents exceeding the total common stock available for issue is marked to market through earnings at the end of each reporting period. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 402.22%, a contractual life of approximately a year, a zero dividend rate, 0.13% risk free interest rate, exercise price of $0.00007447 and the fair value of common stock of $0.0001 per share as of September 30, 2011, the Company determined the allocated fair value of the derivative liability. The Company reflected a loss of $92,385 in the quarter ended September 30, 2011 to adjust the derivative liability to $1,679,690 as of the quarter-end, representing the initial fair value of excess common stock equivalents exceeding the total common stock available for issuance.

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Financial Statements
September 30, 2011
--------------------------------------------------------------------------------

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

                                          Quoted Prices
                                            in Active   Significant
                                            Market for    Other     Significant
                                            Identical   Observable  Unobservable
                                             Assets       Inputs      Inputs
                                 Total      (Level 1)   (Level 2)    (Level 3)
                                 -----      ---------   ---------    ---------
Liabilities
  Derivative liability         $1,679,690      $  --      $  --      $1,679,690
                               ----------      -----      -----      ----------
Total liabilities measured at
 fair value                    $1,679,690      $  --      $  --      $1,679,690
                               ==========      =====      =====      ==========

The table below presents our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2011. We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

                                                              Three months ended
                                                              September 30, 2011
                                                              ------------------
Opening balance on June 30, 2011                                  $1,587,305
Change in fair value of derivative liabilities                        92,385
                                                                  ----------

Closing balance on September 30, 2011                             $1,679,690
                                                                  ==========
Total loss included in the statement of operations
 for the change in fair value of derivative liability             $   92,385
                                                                  ==========

INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Condensed Financial Statements
September 30, 2011
--------------------------------------------------------------------------------

NOTE 7: LOAN FROM RELATED PARTIES

The Company did not receive any loan during the quarter ended September 30, 2011.

NOTE 8: COMMITMENTS AND CONTINGENCY

On July 21, 2011, the Company was served with a Complaint in a case styled A-Squared Holdings, LLC, f/k/a Damascus Group LLC, et al. v. International Business Technologies Group, Inc., Case No. 11CV2217, District Court, Jefferson County, Colorado. The suit alleges claims for money damages in the amount of $62,000 plus attorney fees and court costs. The Company believes the lawsuit is spurious, totally without merit and is an attempt to extort money from the Company on the basis of false claims. The Company believes that there was no written statement of liability for such loan. The Company also believes that the plaintiffs are barred from bringing the suit because of statute of limitations. The Company intends to vigorously contest this lawsuit.

On Aug. 28, 2011, the Company retained Holme Robert & Owen LLP, a Colorado law firm, to represent the Company with respect to this litigation. On Oct. 7, 2011, Holme Roberts & Owen LLP concluded that there was no written statement of liability for such loan as claimed; the statute of limitation, as well the statute of frauds would apply to prevent the claim from being valid, and an official letter stated the conclusions had been sent to the Plaintiff's lawyer to request dismissal of this case with prejudice. However, as of Nov. 8, 2011, there has been no reply from the Plaintiff's lawyer.

NOTE 9: SUBSEQUENT EVENTS

Management has reviewed material events subsequent to the three months ended September 30, 2011 and prior to the filing of financial statements in accordance with FASB ASC 855 "Subsequent Events". No additional disclosures are required.

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

     Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

     *    the volatile and competitive nature of our industry,
     * the uncertainties surrounding the rapidly evolving markets in which we compete,
     *    the uncertainties surrounding technological change of the industry,
     *    our dependence on its intellectual property rights,
     *    the success of marketing efforts by third parties,
     * the changing demands of customers and o the arrangements with present and future customers and third parties.

     Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

RESULTS OF OPERATIONS - THE QUARTER ENDED SEPTEMBER 30, 2011 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2010

     Since discontinuing the prior business and re-entering the development stage as of April 1, 2007 the Company's results of operations has changed. There are no revenues during the current development stage as we are in the process of starting our manufacturing process.

     For the quarter ended September 30, 2011, Operating Expense for current operations totaled $99,808 which is more than the quarter ended September 30, 2010's Operating Expense of $100,435. The operating expenses were about the same.

     There is a significant change in the fair value of derivative. As of September 30, 2011, change in fair value of derivative resulted in a decrease of $92,385. The change in the fair value of derivative is resulted from the common stock equivalents of the Company on all convertible debentures and preferred stock exceeded the total common stock available for issuance by approximately by 103,177,224,470 shares. The Company's Chief Executive Officer, Kenneth Yeung, hold 3,000,000 shares of Series C Preferred Stock that are convertible into 85,714,285,714 common shares of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Yeung will not convert any of his preferred shares. Furthermore, the stock is only convertible upon management's discretion. Management currently does not intend on converting such stock. Also, warrant options are not included in common stock equivalents since the exercise price of $0.25 for the warrant exceeds the fair value of common stock of $0.0001 per share on September 30, 2011. The remaining common stock equivalent of 17,462,938,756 shares has been accounted for as a derivative liability. The fair value of the derivative of $1,679,690 was determined by utilizing the Black-Scholes valuation model.

LIQUIDITY AND CAPITAL RESOURCES

     Our future success and viability is primarily dependent upon our ability to increase operating cash flows and develop new business opportunities. .

     During the next 12 months, the Company's foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business ventures.

     Additionally, we may experience a cash shortfall and be required to raise additional capital. In the quarter ended September 30, 2011 we relied on funds from the investor deposit and the issuance of preferred stock. Management may raise additional capital through future public or private offerings of our stock or through loans from private investors, although there can be no assurance that we will be able to obtain such financing. Our failure to do so could have a material and adverse affect upon us and our shareholders.

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
                                                                       ========

QUARTER ENDED SEPTEMBER 30, 2011

     As of September 30, 2011, the Company's current assets were $4,503 and its current liabilities were $3,595,215, resulting in a working capital deficit of $3,590,712. As of September 30, 2011, current assets were comprised of (i) $3,492 in cash; (ii) $1,011 in other current assets.

     As of September 30, 2011, current liabilities were comprised of (i) $1,679,690 in derivative liability; (ii) $495,679 in notes payable to stockholders and $245,500 in notes payable; (iii) $220,000 in investor deposit
(iv) $200,124 in accounts payable and accrued expenses and $537,579 of other amounts due to shareholders.

     For nine months ended September 30, 2011, net cash flows used in operating activities were $148,006 compared to net cash flows used in operating activities of $281,567, before the net cash used in and provided by discontinued operations, for the same nine months ended a year ago on September 30, 2010. The decrease of $133,561 during the nine months ended September 30, 2011 were primarily due to the change in fair value of derivative liability and interest expense associated with beneficial conversion feature.

     For nine months ended September 30, 2011 and 2010, net cash flows used in investing activities were both at $0.

     For nine months ended September 30, 2011, net cash flows provided by financing activities was $150,000 compared to net cash flows provided by financing activities of $290,000 for the same nine months ended a year ago on September 30, 2010. Cash inflow in 2011 consisted of the sale of preferred stock and proceeds from loan while for the same period in 2010 there was a deposit from an investor for the FHH Sino merger.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

     We conducted an evaluation under the supervision and with the participation of our management, including Kenneth Yeung, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010, and again as of September 30, 2011, that our disclosure controls and procedures have been improved and were maintained effectively at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and again at September 30, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of September 30, 2011, December 31, 2010 and 2009 during our assessment of our internal control over financial reporting as follows:

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

     We had engaged a regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer surmised that the Company has improved the effective internal control over financial reporting as of December 31, 2010, and again as of September 30, 2011.

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

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended September 30, 2011, we did not make any changes in Internal Control over Financial Reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Since June 30, 2011, the Company has not issued any securities without registration under the Securities Act of 1933, which were not previously reported.

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

                                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.


Date: November 17, 2011          /s/ Kenneth Yeung
                                 -----------------------------------------------
                                 Kenneth Yeung
                                 President, Chief Executive Officer and Chief
                                 Financial Officer (Principal Accounting,
                                 Executive and Financial Officer)