Form 10-Q/A
period 2011-09-30
International Building Technologies Group, Inc.
filed 2011-12-09
CIK 1075993

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 18, 2011 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

----------
*  Previously Filed
** Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INTERNATIONAL BUILDING TECHNOLOGIES GROUP, INC.


Date: December 9, 2011           /s/ Kenneth Yeung
                                 -----------------------------------------------
                                 Kenneth Yeung
                                 President, Chief Executive Officer and Chief
                                 Financial Officer (Principal Accounting,
                                 Executive and Financial Officer)